Form 10QSB
period 2001-07-31
MEDSTRONG INTERNATIONAL CORP
filed 2001-09-14
CIK 1136711

--------------------------------------------------------------------------------
SEC 1344
(7-600) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------
                                                            OMB APPROVAL

                                              ----------------------------------
                                              OMB Number:              3235-0416
                                              Expires:            April 30, 2003
                                              Estimated average burden
                                              hours per response           32.00
                                              ----------------------------------
                                                   SEC FILE NUMBER  333-57468
                                              ----------------------------------
                                                    CUSIP NUMBER    58505L101

                                                                    58505L119
                                              ----------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended: June 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                               -----------------    -----------------

Commission file number:  333-57468


                       MEDSTRONG INTERNATIONAL CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                            95-4855709
      --------                                            ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


         500 Silver Spur Road, Suite 303 - Rancho Palos Verdes, CA 90274
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  (310)544-9900
                                  -------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2001 was: 26,354,000
                                      ----------


                                      INDEX

                       MedStrong International Corporation


PART I - FINANCIAL INFORMATION                                                        Page

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -

                  June 30, 2001 (unaudited) and December 31, 2000 (audited              4

         Condensed Consolidated Statements of Income -

                  Six month ended June 30, 2001                                         5

         Condensed Consolidated Statement of Shareholders' Equity -

                  Six month ended June 30, 2001                                         6

         Condensed Consolidated Statement of Cash Flows -

                  Six months ended June 30, 2001                                        7

         Notes to Condensed Consolidated Financial Statements                           8

Item 2.  Plan of Operation                                                             15

Signature                                                                              18


                                      -3-

Part I - Financial Information
Item 1 - Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)



                                   A S S E T S
                                   -----------

Current assets:
  Cash                                                                                         $ 15,427
  Accounts receivable                                                                               140
  Prepaid expenses                                                                                6,146
                                                                                               --------
        Total current assets                                                                                     $ 21,713

Property and equipment, at cost, less
  accumulated depreciation of $5,602                                                                               81,466

Other assets:
  Security deposit                                                                             $ 44,196
  Deferred charges                                                                                   71
  Deferred registration costs                                                                   129,400
                                                                                               --------
        Total other assets                                                                                        173,667
                                                                                                                 ---------

                                                                                                                 $276,846
                                                                                                                 =========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Notes payable                                                                                $400,000
  Accounts payable                                                                              152,125
  Loan payable - equipment                                                                       33,202
  Due to stockholder                                                                             50,000
  Accrued expenses                                                                               33,796
                                                                                               --------
        Total current liabilities                                                                                $669,123

Deferred liabilities                                                                                                1,696

Commitments and contingencies                                                                                           -

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 26,150,000 shares                                                   26,150
  Additional paid-in capital                                                                    147,101
  Deficit accumulated in the development stage                                                 (567,224)
                                                                                               --------
        Total stockholders' capital deficiency
                                                                                                                 (393,973)
                                                                                                                 ---------

                                                                                                                 $276,846
                                                                                                                 =========
                       See notes to financial statements.
                                      -4-

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Six         For the Three        May 19, 2000
                                               Months Ended        Months Ended        (Inception) to
                                              June 30, 2001        June 30, 2001        June 30, 2001
                                              --------------      ---------------      --------------

Revenues                                           $   18                 $ 18                 $ 18
Cost of sales                                           6                    6                    6
                                              --------------      ---------------      --------------

Gross profit                                           12                   12                   12

Operating expenses                                293,464              145,130              368,825
                                              --------------      ---------------      --------------

Loss from operations                            ( 293,452)           ( 145,118)           ( 368,813)

Other expenses:
  Financing costs                                 185,251               88,501              188,951
  Interest                                          9,365                6,224                9,460
                                              --------------      ---------------      --------------
Total other expenses                              194,616               94,725              198,411
                                              --------------      ---------------      --------------

Net loss                                        ($488,068)           ($239,843)           ($567,224)
                                              ==============      ===============      ==============

Per share data:
  Net loss per share -
    basic and diluted                              ($0.02)              ($0.01)              ($0.02)
                                              ==============      ===============      ==============

Weighted average shares
  outstanding - basic and diluted              26,150,000           26,150,000           26,075,000
                                              ==============      ===============      ==============





                       See notes to financial statements.
                                      -5-

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                                                                        Deficit
                                                                                      Accumulated                          Total
                                                 Common Stock          Additional        in the            Stock       Stockholders'
                                           -------------------------    Paid-in        Development     Subscriptions       Capital
                                              Shares      Value         Capital           Stage          Receivable      Deficiency
                                           ------------  ------------  ------------     ------------    ------------    ------------


Balance at December 31, 2000                 26,000,000   $26,000        $14,700       ($ 79,156)        ($26,000)        ($ 64,456)

Payments of stock subscriptions                     -         -              -                -             26,000           26,000

Exercise of stock option by note holders        150,000       150          1,350              -                -              1,500

Fair value of purchase rights to
  be issued in private placement                    -         -          131,051              -                -            131,051

Net loss                                            -         -              -         ( 488,068)              -          ( 488,068)

Balance at June 30, 2001                     26,150,000   $26,150       $147,101       ($567,224)            $ -          ($393,973)






                       See notes to financial statements.
                                      -6-


                      EMEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      For the Six        For the Three         May 18, 2000
                                                                      Months Ended        Months Ended        (Inception) to
                                                                     June 30, 2001       June 30, 2001         June 30, 2001
                                                                   -----------------   -----------------    -----------------

Cash flows from operating activities:
  Net loss                                                             ($488,068)          ($239,843)           ($567,224)
                                                                   -----------------   -----------------    -----------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                                    131,051              73,501              131,051
    Amortization of deferred financing costs                              43,200               4,000               46,900
    Depreciation                                                           5,602               3,317                5,602
    Deferred rent                                                          1,494                 747                1,494
    Deferred revenue                                                         202                 202                  202
    Deferred cost                                                        ( 71)               ( 71)                ( 71)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                                ( 140)              ( 140)               ( 140)
      Prepaid rent                                                            -             ( 6,146)             ( 6,146)
      Security deposit                                                        -                   -             ( 44,196)
      Due to stockholder                                               ( 25,120)            ( 9,500)               50,000
      Accounts payable                                                    96,742              83,726               96,742
      Accrued expenses                                                    26,200              12,768               26,296
                                                                   -----------------   -----------------    -----------------
  Total adjustments                                                      279,160             162,404              307,734
                                                                   -----------------   -----------------    -----------------

Net cash used in operating activities                                  ( 208,908)          ( 77,439)            ( 259,490)
                                                                   -----------------   -----------------    -----------------

Cash flows used in investing activities:
  Purchase of property and equipment                                   ( 53,866)           ( 16,778)            ( 53,866)
                                                                   -----------------   -----------------    -----------------

Cash flows from financing activities:
  Proceeds from notes payable                                            325,000             150,000              400,000
  Proceeds from issuance of common stocks                                  1,500               1,500                1,500
  Payments of stock subscriptions                                         26,000                 240               26,000
  Payments of financing costs                                          ( 43,200)           ( 15,000)            ( 43,200)
  Deferred registration costs                                          ( 55,517)           ( 40,517)            ( 55,517)
                                                                   -----------------   -----------------    -----------------
Net cash provided by financing activities                                253,783              96,223              328,783
                                                                   -----------------   -----------------    -----------------

Increase (decrease) in cash                                             ( 8,991)               2,006               15,427

Cash at beginning of period                                               24,418              13,421                   -
                                                                   -----------------   -----------------    -----------------

Cash at end of period                                                   $ 15,427            $ 15,427             $ 15,427
                                                                   =================   =================    =================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                               $ -                 $ -                  $ -
                                                                   =================   =================    =================
    Income taxes                                                           $ -                 $ -                  $ -
                                                                   =================   =================    =================

Schedule of Noncash Operating, Investing
    and Financing Activities:
  Deferred registration costs                                           $ 55,383            $ 38,592             $ 62,883
                                                                   =================   =================    =================
  Fair value of purchase rights issued
    in private placement                                                $131,051            $ 73,501             $145,751
                                                                   =================   =================    =================
  Equipment financed                                                    $ 33,202               $ -               $ 33,202
                                                                   =================   =================    =================

                       See notes to financial statements.
                                      -7-

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)


NOTE  1 -  PLAN OF ORGANIZATION.

          (a)  Organization and Presentation of Financial Statements:

               MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. At March 31, 2001, the Company has not generated any revenues and did not carry on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $647,411 and capital deficiency of $393,974 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The creation and marketing of the Web site as proposed in its plan is, according to management, dependent on a successful proposed public offering of the Company's common stock. The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company is offering for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

          (b)  Principal Business Activity:

               The Company intends to be a provider of medical, health and fitness information and services through the Internet. The Company intends to create an Internet community with revenues from individuals subscribing to the Company's service either directly or through affiliations with healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, governmental agencies, etc., as well as from links to advertising, physician referrals, drug and vitamin sales via the online eStore that the Company intends to have on the Web site.


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a)  Basis of Presentation:

               The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001, and from inception to June 30, 2001. The results of operations for the three months and six months, ended June 30, 2001 and from inception to June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


          (b)  Revenue Recognition:

               Through June 30, 2001, the Company had minimal revenues and was in the development stage. The Company will recognize revenues, if any, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.


          (c)  Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


          (d)  Property and Equipment:

               Property and equipment are carried at cost less accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and replacements, which substantially extend the lives of the assets, are capitalized.

               Depreciation is computed on the straight-line method over the useful live ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

          (e)  Income Taxes:

               The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.


          (f)  Earnings Per Share:

               The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the six months ended June 30, 2001, diluted earnings per share is not presented, as it is anti-dilutive.

               Below is the calculation of basic and diluted earnings per share at June 30, 2001:

                    Net loss available to stockholders                ($488,069)
                                                                     ===========

                    Weighted average shares outstanding -
                      basic and diluted                              26,150,000
                                                                     ===========

                     Net loss per share - basic and diluted              ($0.02)
                                                                     ===========

          (g)  Recently Issued Accounting Pronouncements:

               The  Financial  Accounting  Standards  Board Issued  Statement of
          Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits", No. 133 - "Accounting for
          Derivative Instruments and Hedging Activities", Statement No. 141 - "Accounting for Business Combinations", and Statement No. 142 - "Goodwill and Other Intangible Assets" (effective at the start of the year ending December 2002). Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

NOTE  3 -  PROPERTY AND EQUIPMENT.

               Property and equipment at June 30, 2001 consist of the following:


                            Office equipment                             $66,077
                            Furniture and fixtures                        17,144
                            Leasehold improvements                         3,847
                                                                        --------
                                                                          87,068
                            Less:  Accumulated depreciation                5,602
                                                                        --------
                                                                         $81,466
                                                                        ========

NOTE  4 -  NOTES PAYABLE.

               On December 20, 2000, the Company initiated a private placement offering to raise capital in order to fund the creation of its Web site. The offering consists of up to ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder has the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired will be charged to operations as additional interest. Additionally, the placement agent was paid $43,200 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs is charged to operations over the sixty (60) day term of the notes.

               At June 30, 2001, the Company sold all the notes. Interest expense on these notes amounted to $3,160 for the three months ended June 30, 2001, $6,177 for the six months ended June 30, 2001, and $8,274 from inception to June 30, 2001. The variance between exercise price of the rights sold and the fair value of the common shares is $0.49 per share aggregating $73,501 for the three months ended June 30, 2001, $131,051 for the six months ended June 3, 2001, and $145,751 from inception to June 30, 2001 has been recorded as additional interest on the notes. The fair value of the purchase rights was based upon the anticipated per share value of the common shares to be sold in a proposed public offering.

               In May 2001, the note holders exercised rights totaling 150,000 shares.

               At June 30, 2001, the note holders were entitled to receive purchase rights to acquire an additional 297,450 common shares for $2,975. Management does not anticipate repaying the notes prior to September 2001 at which time the note holders would have received purchase rights for an aggregate of 447,450 shares of the Company's common stock for $0.01 per share. If the notes are not repaid by December 2001, then the note holders will have purchase rights to an aggregate of 600,000 common shares.

               During April and May 2001, the Company issued six promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest accrued on these notes at June 30, 2001 is $2,000.

NOTE  5 - LOAN PAYABLE - EQUIPMENT.

               In March 2001, the Company purchased computer equipment from an entity whose President is the Company's Chief Technology Officer. The equipment is being financed by a loan payable in monthly installments through March 2002 of $2,950 including interest at 12% per annum.



NOTE  6 -  RELATED PARTY TRANSACTIONS.

               At June 30, 2001, the Company was indebted to its Chief Executive Officer in the amount of $24,670 for expenses incurred by him on behalf of the Company and $50,000 pursuant to an employment agreement granting him a non-refundable signing bonus which is to be paid from the proceeds of the first $1,000,000 raised in capital for the Company. In February 2001, the Company repaid an obligation to its Chairman in the amount of $13,870.



NOTE  7 -  ACCRUED EXPENSES.

               Accrued expenses at June 30, 2001 consist of:


                   Professional fees                                     $ 7,051
                   Payroll                                                16,338
                   Telephone and miscellaneous                               997
                   Interest                                                9,410
                                                                       ---------

                                                                         $33,796
                                                                       =========

NOTE  8 -  DEFERRED RENT.

               The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America.

NOTE  9 -  INCOME TAXES.

               At March 31, 2001, the Company had a net operating loss carryforward amounting to approximately $562,000 available to reduce future taxable income expiring through the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the asset of approximately $164,000 has been fully reserved.


          A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:


                                                                For the Six
                                                                Months Ended
                                                               June 30, 2001
                                                       -------------------------
       Loss before income taxes                        $ 483,069
                                                       =========

       Computed tax benefit at statutory rate          ( 164,243)     (34.0%)

       Net operating loss valuation reserve              164,243       34.0%
                                                       ---------     ---------

       Total tax benefits                              $     -           - %
                                                       =========     =========

NOTE 10 -  EMPLOYMENT AGREEMENT.

               On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with a base salary of $150,000. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000 which will be paid from the proceeds of the first $1,000,000 in capital raised by the Company, (iii) an incentive bonus to be determined prior to the commencement of each year, and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.



NOTE 11  -  CAPITAL STOCK.

               The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 26,000,000 common shares at par of $.001. During six months ending June 30,2001, company issued additional 150,000 shares to original note holders at par.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

          (a)  Leases:

               The Company is obligated under an operating lease for its office. The future minimum lease payments under the lease at December 31, 2000 (the Company's latest fiscal year) are as follows:


                   Years Ending                        Operating       Capital
                  December 31,                           Lease          Lease
                  ------------                         ---------     -----------

                      2001                             $ 78,200        $35,400
                      2002                               92,900
                      2003                               71,700
                                                       ---------
               Total future minimum
                  lease payments                       $242,800         35,400
                                                       =========

               Less:  Amount representing
                        interest                                         2,198
                                                                     -----------
                                                                        $33,202
                                                                     ===========



               Rent expense amounted to $38,168, $18,983 and $38,168 for the six months and three months ended June 30, 2001 and from inception to June 30, 2001, respectively.


          (b)  Initial Sale of The Company's Securities to the Public:

               The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company is offering for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.


          (c)  Maintenance Contract:

               The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                PLAN OF OPERATION

BACKGROUND

     MedStrong International Corporation is a development stage company that was incorporated in the state of Delaware on May 19, 2000. We are a start-up company that has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. Our service can be found at www.medstrong.com. We call the services that we offer Medical Records Online and Patient Data Quickly. Our business is designed to provide the consumer with the ability to input, in a secure database, all of the consumer's medical information and to have access to such information on a day-to-day basis or in an emergency situation

     We began planning the operations of our company in October 2000 and we launched our web site on March 25, 2001. We have begun selling memberships. On April 22, 2001 we refined the initial web site to make the web site more user friendly by simplifying the process for becoming a member and by providing easy access to the consumer's medical information once a member. As of September 10, we have 17 members.

     Through a private debt offering in December, 2000, our company raised $250,000 by issuing 10 notes with interest at a rate of 5% per annum to 10 individual accredited investors. The investors have the right to acquire shares of the common stock at $.01 per share until MedStrong pays off the notes. Up to 600,000 shares may be purchased by the holders of the notes in the event that their notes are not paid in full before December 31, 2001 of which 170,000 shares have been purchased as of July 10, 2001. The funds raised from that offering were used to launch our web site. We still require additional funding in order to enable the web site to continue to operate in accordance with our plan. More funds will allow for us to keep the current web site running and enable us to introduce new medical content and services. In May 2001, we raised an additional $150,000 by the issuance of short-term notes with no equity participation or equity rights. The proceeds of this debt offering were used for operations.

     The company filed a Registration Statement offering 8,000,000 units, $.50 per unit, consisting of 8,000,000 shares of common stock and warrants to purchase 8,000,000 shares of common stock at $.75 per share. The SEC declared the Registration Statement of the company effective on July 31, 2001. Sale of the securities commenced on July 31, 2001. As of September 5, 2001, 204,000 units have been sold.

     We have three levels of comprehensive family membership packages. We, through contracted alliances, have assembled a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels include the medical records online service. Through one membership identification card, our member has access to various health benefit discount services and can save on his/her annual health costs. Depending on the level that the consumer signs up for, the consumer may have the following benefits: access to medical journals and articles, access to our "Med Chat Room", access to our "Preventative Healthcare System" database, access to our "In-Treatment Health System" database, access to expert advice on selecting insurance providers, receive consultation on fitness, hospital room deductible reimbursement insurance and discounts at our online store "E-Store." Some of these services are presently available; others are still in development.

     The following memberships are currently available:

     LEVEL ONE - Emergency Room PDQ - includes medical records online for the member and 3 additional family members that live in the member's household for an annual fee of $49.95.

     LEVEL TWO - Emergency Room PDQ Plus - includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and 3 additional family members that live in the member's household for an annual fee of $79.95.

     LEVEL THREE - Emergency Room PDQ VIP, includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and 3 additional family members that live in the member's household for an annual fee of $99.95.

     These fees will provide us with revenues and may encourage our members to use only our web site for the services we will provide.


     We currently have 4 full-time professional, technical, and support personnel. We anticipate that we will hire 6 additional full-time employees in the next year provided that we raise sufficient funds in our public offering to enable us do so.

PLAN OF OPERATION

     Our plan of operation for the next 12 months depends on the amount of funds we raise in our offering. We have established 3 target markets for our Medical Records Online and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Medical Records Online as an employee benefit offer and (iii) Medical Records Online efficiencies for health care professionals such as doctors and medical groups.

     We are first focusing on the development of our first target market, that of the consumer public market place. If we raise at least $2,300,000, the funds from the public offering will allow us to fully implement our information repository and computer systems, retain existing employees, test products, improve content, enhance our products, hire additional employees and advertise and promote our Medical Records Online and Patient Data Quickly membership programs. We need to raise at least $2,300,000 in order to fully develop our operation plan over the next 12 months, assuming we earn no revenues during that period. It may be necessary in the second 12 months to raise additional funds to develop our second and third target markets of employee benefit plans and health care professionals. We intend to conduct consumer focus group meetings, membership sales tests through both email, direct mail and telecommunication programs, as well as direct solicitation. We do not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain our web site and services.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 14, 2001


                                        MedStrong International Corporation
                                        /s/ Ronald Glime
                                        ------------------------------------
                                            Ronald Glime
                                            Chief Financial Officer