Form 10QSB/A
period 2001-07-31
MEDSTRONG INTERNATIONAL CORP
filed 2001-09-21
CIK 1136711

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

                                   FORM 10-QSB/A


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2001 was: 26,354,000
                                      ----------


                                      INDEX

                       MedStrong International Corporation


PART I - FINANCIAL INFORMATION                                                        Page

Item 1.  Financial Statements (unaudited)

         Balance Sheets -

                  June 30, 2001 (unaudited) and December 31, 2000 (audited              4

         Statements of Income -

                  Six month ended June 30, 2001                                         5

         Statement of Shareholders' Equity -

                  Six month ended June 30, 2001                                         6

         Statement of Cash Flows -

                  Six months ended June 30, 2001                                        7

         Notes to Financial Statements                           8

Item 2.  Plan of Operation                                                             15

Signature                                                                              18


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






                       See notes to financial statements.
                                      -6-


                      MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

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