Form 10QSB
period 2001-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2001-11-19
CIK 1136711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number:  333-57468


                       MEDSTRONG INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             95-4855709
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

         500 Silver Spur Road, Suite 303 - Rancho Palos Verdes, CA 90274
                    (Address of principal executive offices)

                                  (310)544-9900
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2001 was 27,032,000.

                                      INDEX

                       MedStrong International Corporation

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Balance Sheets as at September 30, 2001
                  (Unaudited) and December 31, 2000 ......................      1

         Statements of Operations -
                  For the Nine Months, Three Months Ended
                  September 30, 2001 and From May 19, 2000 (Inception)
                  to September 30, 2001 (Unaudited) ......................      2

         Statement of Stockholders' Capital Deficiency
                  For the Nine Months Ended September 30, 2001 (Unaudited)      3

         Statements of Cash Flows -
                  For the Nine Months Ended September 30, 2001
                  and From May 19, 2000 (Inception)
                  to September 30, 2001 (Unaudited) ......................      4

         Notes to Financial Statements ...................................      5

Item 2. Management's Discussion and Analysis or Plan of Operation ........     15

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ........................     14

Item 3. Defaults Upon Senior Securities ..................................     14

Signature ................................................................     15

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                      September 30, 2001
                                                          (Unaudited)       December 31, 2000
                                                          -----------       -----------------
Current assets:
  Cash                                                    $   25,747           $   24,418
                                                          ==========           ==========
  Prepaid expenses                                             7,366                6,146
                                                          ----------           ----------
        Total current assets                                  33,113               30,564
                                                          ----------           ----------
Property and equipment, at cost, less accumulated
  depreciation and amortization of $8,617                     80,449                   --
                                                          ----------           ----------
Other assets:
  Security deposit                                            44,196               44,196
  Deferred charges                                               570                   --
  Deferred financing costs                                        --               18,500
  Deferred registration costs                                255,538                   --
                                                          ----------           ----------
        Total other assets                                   300,304               62,696
                                                          ----------           ----------
                                                          $  413,866           $   93,260
                                                          ==========           ==========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                           $  425,000           $   75,000
  Accounts payable                                           320,040                7,597
  Loan payable - equipment                                    32,481                   --
  Due to stockholder                                          50,000               75,120
                                                          ----------           ----------
        Total current liabilities                            827,521              157,717
                                                          ----------           ----------

Deferred liabilities                                           3,443                   --
                                                          ----------           ----------

Commitments and contingencies                                     --                   --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 26,712,000 shares
    at September 30, 2001 and 26,000,000 shares
    at December 31, 2000                                      26,712               26,000
  Additional paid-in capital                                 443,187               14,700
  Deficit accumulated in the development stage              (886,997)             (79,157)
  Stock subscriptions receivable                                  --              (26,000)
                                                          ----------           ----------
        Total stockholders' capital deficiency              (417,098)             (64,457)
                                                          ----------           ----------

                                                          $  413,866           $   93,260
                                                          ==========           ==========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the Nine         For the Three        May 19, 2000
                                         Months Ended         Months Ended        (Inception) to
                                         September 30,        September 30,        September 30,
                                             2001                 2001                 2001
                                             ----                 ----                 ----
Revenues                                 $        289         $        271         $        289
Cost of sales                                     141                  135                  141
                                         ------------         ------------         ------------

Gross profit                                      148                  136                  148

Operating expenses                            527,960              233,796              603,320
                                         ------------         ------------         ------------

Loss from operations                         (527,812)            (233,660)            (603,172)
                                         ------------         ------------         ------------

Other expenses:
  Financing costs                             261,251               76,000              264,951
  Interest                                     18,777                9,412               18,874
                                         ------------         ------------         ------------
Total other expenses                          280,028               85,412              283,825
                                         ------------         ------------         ------------

Net loss                                 ($   807,840)        ($   319,072)        ($   886,997)
                                         ============         ============         ============

Per share data:
  Net loss per share -
    basic and diluted                    ($      0.03)        ($      0.01)        ($      0.03)
                                         ============         ============         ============

Weighted average shares
  outstanding - basic and diluted          26,131,000           26,131,000           26,131,000
                                         ============         ============         ============


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                                     Deficit
                                                                                   Accumulated     Stock
                                                 Common Stock        Additional      in the        Capital        Total
                                           -----------------------     Paid-in     Development  Subscriptions  Stockholders'
                                             Shares        Value       Capital        Stage      Receivable     Deficiency
                                             ------        -----       -------        -----      ----------     ----------
Balance at December 31, 2000               26,000,000   $   26,000   $   14,700    ($  79,157)   ($  26,000)    ($  64,457)

Payments of stock subscriptions                    --           --           --            --        26,000         26,000

Exercise of stock option by note holders      235,000          235        2,115            --            --          2,350

Issuance of common stock                      477,000          477      238,023            --            --        238,500

Fair value of purchase rights to
  be issued in private placement                   --           --      204,551            --            --        204,551

Registration cost incurred in connection
  with issuance of common stock                    --           --      (16,202)           --            --        (16,202)

Net loss                                           --           --           --      (807,840)           --       (807,840)
                                           ----------   ----------   ----------    ----------    ----------     ----------

Balance at September 30, 2001              26,712,000   $   26,712   $  443,187    ($ 886,997)   $       --     ($ 417,098)
                                           ==========   ==========   ==========    ==========    ==========     ==========


                       See notes to financial statements.

        MEDSTRONG INTERNATIONAL CORPORATION (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          For the Nine Months End    May 18, 2000 (Inception) to
                                                             September 30, 2001          September 30, 2001
                                                          ------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                       ($807,840)               ($886,297)
                                                                 ---------                ---------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                              204,551                  204,551
    Amortization of deferred financing costs                        45,700                   49,400
    Depreciation                                                     8,617                    8,617
    Deferred rent                                                    2,241                    2,241
    Deferred revenue                                                 1,202                    1,202
    Deferred cost                                                     (570)                    (570)
    Increase (decrease) in cash flows as a result of
     changes in asset and liability account balances:
      Accounts receivable                                               --                       --
      Prepaid expenses                                              (1,220)                  (7,366)
      Security deposit                                                  --                  (44,196)
      Accounts payable                                             101,301                  101,301
      Due to stockholder                                           (25,120)                  50,000
      Accrued expenses                                              19,703                   19,800
                                                                 ---------                ---------
  Total adjustments                                                356,405                  384,980
                                                                 ---------                ---------

Net cash used in operating activities                             (451,435)                (501,317)
                                                                 ---------                ---------

Cash flows used in investing activities:
  Purchase of property and equipment                               (55,864)                 (55,864)
                                                                 ---------                ---------

Cash flows from financing activities:
  Proceeds from notes payable                                      350,000                  425,000
  Proceeds from issuance of common stock                           240,850                  240,150
  Payments of stock subscriptions                                   26,000                   26,000
  Payments of financing costs                                      (45,700)                 (45,700)
  Deferred registration costs                                      (62,522)                 (62,522)
                                                                 ---------                ---------
Net cash provided by financing activities                          508,628                  582,928
                                                                 ---------                ---------

Net increase in cash                                                 1,329                   25,747

Cash at beginning of period                                         24,418                       --
                                                                 ---------                ---------

Cash at end of period                                            $  25,747                $  25,747
                                                                 =========                =========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $   2,228                $   2,228
                                                                 =========                =========
    Income taxes                                                 $      --                $      --
                                                                 =========                =========

Schedule of Noncash Operating, Investing
    and Financing Activities:
  Deferred registration costs                                    $ 191,439                $ 198,939
                                                                 =========                =========
  Fair value of purchase rights issued
    in private placement                                         $ 204,551                $ 292,751
                                                                 =========                =========
  Equipment financed                                             $  33,202                $  33,202
                                                                 =========                =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION

         (a) Organization and Presentation of Financial Statements:

      MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. At September 30, 2001, the Company did not carry on any significant operations and has generated insignificant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $794,408 and capital deficiency of $417,098 at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The creation and marketing of the Web site as proposed in its plan is, according to management, dependent on a successful proposed public offering of the Company's common stock. The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company is offering for sale to the public, through its underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a)   Basis of Presentation:

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001, the three months ended September 30, 2001, and from May 19, 2001 (inception) to September 30, 2001. The results of operations for the three months and nine months, ended September 30, 2001 and from inception to September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         (b)   Revenue Recognition:

      Through September 30, 2001, the Company had minimal revenues and was in the development stage. The Company will recognize revenues, if any, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

         (c)   Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (d)   Property and Equipment:

      Property and equipment are stated at cost less accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs are charged to expense as incurred. Significant renewals and replacements, which substantially extend the lives of the assets, are capitalized.


      Depreciation is provided on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

         (e)   Income Taxes:

      The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

         (f)   Earnings Per Share:

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the nine months ended September 30, 2001, diluted earnings per share is not presented, as it is anti-dilutive.

      Below is the calculation of basic and diluted earnings per share at September 30, 2001:

           Net loss available to stockholders          ($807,840)
                                                      ==========
           Weighted average shares outstanding -
             basic and diluted                        26,131,000
                                                      ==========

           Net loss per share - basic and diluted         ($0.03)
                                                      ==========

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

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 2001 consist of the following:

                 Office equipment                       $ 68,074
                 Furniture and fixtures                   17,145
                 Leasehold improvements                    3,847
                                                        --------
                                                          89,066
                 Less:  Accumulated depreciation
                        and amortization                   8,617
                                                        --------
                                                        $ 80,449
                                                        ========

NOTE 4 - NOTES PAYABLE

      On December 20, 2000, the Company initiated a private placement offering to raise capital in order to fund the creation of its Web site. The offering consists of up to ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder has the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty
(60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired will be charged to operations as additional interest. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs is charged to operations over the sixty (60) day term of the notes.

      Through September 30, 2001, the Company sold all the notes. Interest expense on these notes amounted to $3,177 for the three months ended September 30, 2001, $9,257 for the nine months ended September 30, 2001, and $9,354 from inception to September 30, 2001. The variance between exercise price of the rights sold and the fair value of the common shares is $0.49 per share aggregating $73,500 for the three months ended September 30. 2001, $204,551 for the nine months ended September 30, 2001, and $219,251 from inception to September 30, 2001 has been recorded as additional interest on the notes. The fair value of the purchase rights was based upon the anticipated per share value of the common shares to be sold in a proposed public offering.

      Commencing in May 2001, the note holders exercised rights totaling 235,000 shares through September 30, 2001.

      At September 30, 2001, the note holders were entitled to receive purchase rights to acquire an additional 377,450 common shares for $3,775. Management does not anticipate repaying the notes prior to December 2001 at which time the note holders would have received purchase rights for an aggregate of 600,000 common shares.

      During April through July 2001, the Company issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest accrued on these notes at September 30, 2001 is $7,947.

NOTE 5 - LOAN PAYABLE - EQUIPMENT

      In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment is being financed by a loan payable in monthly installments through March 2002 of $2,950 including interest at 12% per annum.

NOTE 6 - RELATED PARTY TRANSACTIONS.

      At September 30, 2001, the Company was indebted to its Chief Executive Officer in the amount of $12,488 for expenses incurred by him on behalf of the Company and $50,000 pursuant to an employment agreement granting him a non-refundable signing bonus which is to be paid from the proceeds of the first $1,000,000 raised in capital for the Company. In February 2001, the Company repaid an obligation to its Chairman in the amount of $13,870.

NOTE 7 - DEFERRED RENT

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

NOTE 8 - EMPLOYMENT AGREEMENT

      On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with a base salary of $150,000. The agreement also provides for (1) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000 which will be paid from the proceeds of the first $1,000,000 in capital raised by the Company, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.

NOTE 9 - INCOME TAXES

      At September 30, 2001, the Company had a net operating loss carryforward amounting to approximately $562,000 available to reduce future taxable income expiring through the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the asset of approximately $274,000 has been fully reserved.

      A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                For the Nine
                                                Months Ended
                                               Sept. 30, 2001
Loss before income taxes                  ($  807,840)
                                           ==========

Computed tax benefit at statutory rate     $  274,666      (34.0%)

Net operating loss valuation reserve         (274,666)      34.0%
                                           ----------    -------

Total tax benefits                         $       --         --%
                                           ==========    =======

NOTE 10 - CAPITAL STOCK.

               (a) General:

      The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 26,000,000 common shares at par of $.001. During the nine months ending September 30, 2001, the Company issued an additional 235,000 shares to original note holders at $.01. In addition, the Company issued 477,000 shares in conjunction with the current offering during the three months ended September 30, 2001 (see (b)).

               (b) Initial Sale of The Company's Securities to the Public:

      The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company is offering for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units of its common stock (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. Through September 30, 2001, $238,500 has been received for 477,000 units issued of the Company's common stock. In addition, through September 30, 2001, the Company has incurred $271,739 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred registration costs, are charged to additional paid-in capital on a "units sold" basis. Through September 30, 2001, $16,202 has been amortized with respect to the sales of the aforementioned 477,000 units.

NOTE 11 - COMMITMENTS AND CONTINGENCIES.

               (a) Leases:

      The Company is obligated under an operating lease for its office and a capital lease for certain equipment. The future minimum lease payments under these leases at December 31, 2000 (the Company's latest fiscal year) are as follows:

             Years Ending                    Operating     Capital
             December 31,                      Lease        Lease
             ------------                    ---------     --------
                 2001                        $ 78,200      $ 36,814
                 2002                          92,900
                 2003                          71,700
                                             --------

          Total future minimum
             lease payments                  $242,800
                                             ========

          Less:  Amount representing
                   interest                                    4,333
                                                            --------

                                                            $ 32,481
                                                            ========

      Rent expense amounted to $58,573, $20,405 and $58,573 for the nine months and three months ended September 30, 2001 and from inception to September 30, 2001, respectively.

               (b) Maintenance Contract:

      The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

      MedStrong International Corporation is a development stage company that was incorporated in the state of Delaware on May 19, 2000. We are a start-up company that has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. Our service can be found at www.medstrong.com. We call the services that we offer Medical Records Online and Patient Data Quickly. Our business is designed to provide the consumer with the ability to input, in a secure database, all of the consumer's medical information and to have access to such information on a day-to-day basis or in an emergency situation

      We began planning the operations of our company in October 2000 and we launched our web site on March 25, 2001. We have begun selling memberships. On April 22, 2001 we refined the initial web site to make the web site more user friendly by simplifying the process for becoming a member and by providing easy access to the consumer's medical information once a member. As of November 10, 2001, we have 31 members.

      Through a private debt offering in December, 2000, our company raised $250,000 by issuing 10 notes with interest at a rate of 5% per annum to 10 individual accredited investors. The investors have the right to acquire shares of the common stock at $.01 per share until MedStrong pays off the notes. Up to 600,000 shares may be purchased by the holders of the notes in the event that their notes are not paid in full before December 31, 2001 of which 235,000 shares have been purchased as of September 12, 2001. The funds raised from that offering were used to launch our web site. We still require additional funding in order to enable the web site to continue to operate in accordance with our plan. More funds will allow for us to keep the current web site running and enable us to introduce new medical content and services. In May, 2001, we raised an additional $150,000 by the issuance of short-term notes with no equity participation or equity rights. The proceeds of this debt offering were used for operations. In July, 2001, we raised another $25,000 by the issuance of a short term note.

      The company filed a Registration Statement offering 8,000,000 units, $.50 per unit, consisting of 8,000,000 shares of common stock and warrants to purchase 8,000,000 shares of common stock at $.75 per share. The SEC declared the Registration Statement of the company effective on July 31, 2001. Sale of the securities commenced on July 31, 2001. As of November 10, 2001, 737,000 units have been sold.

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

      We are first focusing on the development of our first target market, that of the consumer public market place. If we raise at least $2,300,000, the funds from the public offering will allow us to fully implement our information repository and computer systems, retain existing employees, test products, improve content, enhance our products, hire additional employees and advertise and promote our Medical Records Online and Patient Data Quickly membership programs. We need to raise at least $2,300,000 in order to fully develop our operation plan over the next 12 months, assuming we earn no revenues during that period. It may be necessary in the second 12 months to raise additional funds to develop our second and third target markets of employee benefit plans and health care professionals. We intend to conduct consumer focus group meetings, membership sales tests through both email, direct mail and telecommunication programs, as well as direct solicitation. We do not contemplate any purchase or sale of plant or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain our web site and services.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) DATE                AMOUNT OF COMMON STOCK SOLD
    ----                ---------------------------
July 1, 2001                     10,000
August 3, 2001                   15,000
August 16, 2001                  10,000
September 12, 2001               50,000

      These shares of common stock were offered pursuant to exemption from registration under the Securities Act of 1933, as amended and afforded by
Section 4(2) thereof and Regulation D thereunder.

      We sold these shares to our noteholders who each have the right to purchase (for each $25,000 note) 10,000 shares of our common stock at $.01 per share after the first 60 days that the note is outstanding and then 5,000 shares at $.01 per share at the end of each additional 30 day period that the note is outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Through a private debt on December 20, 2000, we raised $250,000 by issuing 10 notes with interest at a rate of 5% per annum. The notes were due and payable 60 days from the date of the notes. The notes have not been paid. The noteholders have the right to purchase 10,000 shares of our common stock for $.01 per share after the first 60 days that the note is outstanding and then 5,000 shares at $.01 per share at the end of each additional 30 day period that the note is outstanding. As of November 10, 2001, the noteholders collectively have purchased 235,000 shares of common stock. The interest expenses on these notes amounted to $9,354 at September 30, 2001. During April, 2001 through July, 2001, we issued 7 promissory notes of $25,000, each payable in 120 days at an interest rate of 10%. The noted have note been paid. The interest expenses on these notes amounted to $7,947 at September 30, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001

                                    MedStrong International Corporation


                                    /s/ Ronald Glime
                                    ------------------------------------
                                    Ronald Glime
                                    Chief Financial Officer