Form 10KSB
period 2001-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2002-04-15
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001   Commission file number: 333-57468

                       MEDSTRONG INTERNATIONAL CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                                     95-4855709
--------                                                     ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA     90274
--------------------------------------------------------     -----
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's telephone number, including area code: (310) 544-9900
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock; Warrants to Purchase Common Stock

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes x   No   .
            ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year = $860

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $8,647,200 based upon the average bid and ask prices of such stock on April 8, 2002, quoted by the National Quotation Bureau, LLC in the over-the counter market. The aggregate market value of the Warrants held by nonaffiliates of the Issuer was approximately $1,135,728 based upon the last sales price on April 8, 2002, as disclosed on the National Quotation Bureau, LLC in the over-the counter market.

The number of outstanding shares of the Issuer's Common Stock, $.001 par value, was 30,982,000 as of April 8, 2002 and the number of outstanding Warrants, was 4,732,200 as of April 8, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


PART I

         Item 1.  Description of Business.........................................................................1
         Item 2.  Description of Properties.......................................................................3
         Item 3.  Legal Proceedings...............................................................................3
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................3

PART II

         Item 5.  Market For the Registrant's Common Equity
                   and Related Stockholder Matters................................................................3
         Item 6.  Management's Discussion and Analysis............................................................4
         Item 7.  Financial Statements............................................................................7
         Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure............................................................8

PART III

         Item 9.    Directors and Executive Officers of the Registrant............................................9
         Item 10.  Executive Compensation........................................................................14
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................14
         Item 12.  Certain Relationships and Related Transactions................................................15
         Item 13.  Exhibits, List and Reports on Form 8-K........................................................16

EXHIBIT INDEX....................................................................................................16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     MedStrong International Corporation was incorporated in the state of Delaware on May 19, 2000. MedStrong believes it has developed a comprehensive database to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong calls the services that it offers "Online Medical Records" and "Patient Data Quickly." The Company's web site was formally launched in July 2001. The Internet address is www.medstrong.com. MedStrong's business is designed to provide the consumer member with the ability to input, in a secure database, the consumer member's medical information and to have access to such information on a day-to-day basis or in an emergency from anywhere that has Internet access. Currently the type of medical records that the member can put on the Internet is the member's name, age, sex, date of birth, marital status, social security number, current medications, allergies and present and past medical history. MedStrong addresses the emergency preparedness and catastrophe segment of healthcare through the availability of Internet medical records anytime, anywhere in the world all offered as memberships. The first subscriber sales occurred in the second quarter of 2001. MedStrong believes its service provides a consumer with the benefit of having his or her medical information in one place so that any attending emergency doctor may access through the Interent the information at the authorization of the consumer. MedStrong intends that its product will enhance the quality of patient care in emergency rooms and other medical environments across the world and allow for doctors to share patient medical information, when authorized, through the Internet saving the time and cost of physically transporting medical records. Since there have not been any substantial membership sales, there is no way for MedStrong to determine whether its web site service is sufficient.

     In March 2002 the Company's Phase I content plan for the web site was completed with the addition of health eNews and the Medical Achieves System. There were a total of 26,190 online visits to the web site in March 2002. MedStrong has set up the PDQ membership system that it believes is easy to navigate, join and update records. While MedStrong has many visitors to its Web site, it still has few members, and therefore, there is no way for MedStrong to determine if its beliefs about its products and services are correct.

MEMBERSHIP

     MedStrong has three levels of PDQ family membership packages. MedStrong, through contracted alliances, has assembled a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels will include the medical records online service. With level II or III membership identification card, the member has access to various health benefits discount services and saves on annual health costs. The consumer member at all levels has the following: access to medical journals and latest health articles, access to MedStrong's health eNews, and drug store discounts at MedStrong's online store "E-Store." These services are all presently available. The PDQ system value proposition may be enhanced through content expansion to include other timely and topical health services of benefit.

     The following PDQ memberships are available:

     LEVEL ONE - Emergency Room PDQ - includes medical records online for the member and three additional family members that live in the member's household for an annual fee of $19.95.

     LEVEL TWO - Emergency Room PDQ Plus - includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and three additional family members that live in the member's household for an annual fee of $69.95.

     LEVEL THREE - Emergency Room PDQ VIP, includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and three additional family members that live in the member's household for an annual fee of $89.95.

     Upon becoming a member of MedStrong, the member will receive a membership package and membership card within 72 hours of enrollment. The member can begin using the MedStrong Web site immediately upon receipt.

     MedStrong believes that becoming a member of MedStrong's programs is expected to help the consumer gain the knowledge and the tools to manage personal health, be prepared for emergencies, and to assist in the process of preventing major health problems. However, since MedStrong does not have many members at this time, MedStrong is unable to determine if its beliefs are correct.

OFFERINGS

     Through a private debt offering in December 2000, the Company raised $250,000 by issuing ten notes with interest at a rate of 5% per annum to ten individual accredited investors. The investors had the right to acquire shares of the common stock at $.01 per share until MedStrong paid off the notes. Up to 600,000 shares could have been purchased by the holders of the notes in the event that their notes were not paid in full before December 31, 2001. At December 31, 2001, 365,000 shares were issued to the note holders. The funds raised from that offering were used to launch the Company's web site. In May 2001, MedStrong raised an additional $125,000 by the issuance of short-term notes with no equity participation or equity rights. The proceeds of this debt offering were used for the Company's operations. In July 2001, the Company raised an additional $25,000 by the issuance of a short-term note. All of the Company's debt was repaid as of March 29, 2002.

     The Company filed a Registration Statement offering 8,000,000 units, $.50 per unit, consisting of 8,000,000 shares of common stock and warrants to purchase 8,000,000 shares of common stock at $.75 per share. The SEC declared the Registration Statement of the Company effective as of July 31, 2001. Sale of the securities commenced on July 31, 2001. As of December 31, 2001, when the offering closed, 4,302,000 units had been sold.

RECENT DEVELOPMENTS

     On February 7, 2002 MedStrong issued a press release announcing that it had signed a letter of intent to acquire ElderPairs, Inc., a privately held company that provides in-home living services to the elderly. However, on of April 11, 2002, MedStrong issued a press release announcing that it had withdrawn its offer to acquire ElderPairs, Inc. MedStrong made this determination after its review of ElderPairs' operating results in the course of its due diligence. MedStrong may in the future pursue a transaction with ElderPairs on different terms.

EMPLOYEES

     At December 31, 2001, the Company had three full-time and two part-time professional, technical, and support personnel. MedStrong has entered into an employment agreement with it Chief Executive Officer which is described below in
Item 10. Executive Compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is leasing an executive office located at 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, California 90274. The term of the lease is three years, beginning on January 2, 2001. The premises consists of 3,683 rentable square feet. The rent is $81,418 per year increasing annually to a maximum of $92,900 for year ended June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock ("MSRG") and Warrants ("MSRGW") are thinly traded.

     The quotations below for the Common Stock and Warrants are, up until March 27, 2002, dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     The following tables set forth the range of high and low bid prices of the Common Stock and the range of high and low bid prices or trade prices of the Warrant, as applicable, in each case from January 28, 2002 through March 27, 2002. For the period commencing on January 28, 2002 and ending on March 27, 2002, both the Common Stock and Warrants were quoted on the OTC Bulletin Board.

                           PRICE RANGE OF COMMON STOCK

                                                                 Bid Prices
                                                                 ----------
                                                           High             Low
                                                           ----             ---

January 28, 2002 - March 27, 2002                          $.65             $.40


                             PRICE RANGE OF WARRANTS

                                                                 Bid Prices
                                                                 ----------
                                                           High             Low
                                                           ----             ---

January 28, 2002 - March 27, 2002                          $.26             $.10


HOLDERS

     As of April 5, 2002, there were approximately 113 holders of record of the Company's Common Stock and approximately 77 holders of record of the Company's Warrants.

DIVIDENDS

     Since its organization, the Company has not paid any cash dividends on its Common Stock nor does it plan to do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND

     MedStrong International Corporation is a development stage company that was incorporated in the state of Delaware on May 19, 2000 and has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at www.medstrong.com. MedStrong calls the services that it offers "Online Medical Records" and "Patient Data Quickly." MedStrong's business is designed to provide the consumer with the ability to input and edit, in a secure database, all of the consumer's medical information and to have access to such information on a day-to-day basis or in an emergency situation via the Internet.

     MedStrong began planning the operations in October 2000 and launched its web site on March 25, 2001. MedStrong has begun selling memberships. On April 22, 2001, MedStrong refined the initial web site to make it more user friendly by simplifying the process for becoming a member and by providing easier access to the consumer's medical information once a member. MedStrong's Phase I content plan was fully completed with the addition of eNews and the Health Article Achieves content additions March 2002.

     MedStrong has three levels of family membership packages. MedStrong, through contracted alliances, offer a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels include the Online Medical Records service. Through a membership identification card for Level II and III, MedStrong's member has access to various health benefit discount national services and can save on his/her annual health costs. The consumer member has the following benefits: access to medical journals and articles, access to MedStrong's health eNews, and drugstore discounts at MedStrong's online "E-Store." These services are presently available and other additions of medical content are under development.

     The following memberships are currently available:

     LEVEL ONE - Emergency Room PDQ - includes medical records online for the member and three additional family members that live in the member's household for an annual fee of $19.95.

     LEVEL TWO - Emergency Room PDQ Plus - includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and three additional family members that live in the member's household for an annual fee of $69.95.

     LEVEL THREE - Emergency Room PDQ VIP, includes medical records online and dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and three additional family members that live in the member's household for an annual fee of $89.95.

     These fees will provide MedStrong with revenues and may encourage MedStrong members to use only MedStrong's web site for the services it will provide.

     MedStrong currently has three full-time professional, and two part-time technical and support personnel.

PLAN OF OPERATION

     MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer.

     MedStrong is focusing on the development of two target markets, the consumer direct market and the professional/physician market. MedStrong's initial public offering will provide MedStrong the needed capital to develop the first target market on MedStrong's list, the consumer direct programs, while additional capital may be needed to develop the professional programs which by nature are more sophisticated and intricate.

     MedStrong intends to conduct consumer focus group meetings, membership sales tests through both email, direct mail and telecommunication programs, as well as direct solicitation. MedStrong does not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain MedStrong's web site and services.

LIQUIDITY AND CAPITAL RESOURCES

     MedStrong has funded its operations primarily through the sale of common stock and to a lesser extent, by issuing notes. From inception through December 31, 2001, MedStrong raised gross cash proceeds of $2,180,850 from sales of common stock. As of December 31, 2001, MedStrong had cash and cash equivalents of $983,948 and working capital of $559,386. As a result of the proceeds from the unit offering completed on December 31, 2001, all liabilities for borrowed money were repaid except for $75,000 and a working capital surplus was achieved as of December 31, 2001.

     MedStrong's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, MedStrong has not received any significant cash flow from operations. Based on MedStrong's current plans, MedStrong believes the proceeds from the public offering will provide it with sufficient capital resources to fund its operations for at least the next twelve months. Expectations about MedStrong's long-term liquidity may prove inaccurate if MedStrong's plans change. As MedStrong increases membership sales, MedStrong expects to increase cash flow from operations.

     Net cash used in operating activities for the year ended December 31, 2001 was $572,458, and $50,582 for the period from May 19, 2000 (inception) to December 31, 2000. The net cash used in operating activities in each period was primarily attributed to MedStrong's net loss, as adjusted for the compensatory element of note holders' purchase rights. Such losses, together with the adjustments in depreciation and amortization, prepaid expenses, and increase in accounts payable and accrued expenses, were funded principally by the net proceeds received from the sales of stock.

     Net cash used in investing activities was $55,864, reflecting acquisitions of property and equipment.

     Net cash provided from financing activities was $1,587,852 in the year ended December 31, 2001 and $75,000 for the period from May 19, 2000 (inception) to December 31, 2000, representing the net proceeds from issuance of common stock and debt.

OFFERINGS

     Through a private debt offering in December 2000, MedStrong raised $250,000 by issuing ten notes with interest at a rate of 5% per annum to ten individual accredited investors. The investors have the right to acquire shares of the common stock at $.01 per share until MedStrong pays off the notes. Up to 600,000 shares could have been purchased by the holders of the notes in the event that their notes ware not paid in full before December 31, 2001. At December 31, 2001, 365,000 shares were purchase by and issued to the note holders. The funds raised from that offering were used to launch the Company's Web site. In May 2001, MedStrong raised an additional $125,000 by the issuance of short-term notes with no equity participation or equity rights. The proceeds of this debt offering were used for operations. The proceeds of this debt offering were used for operations. In July 2001, MedStrong raised another $25,000 by the issuance of a short-term note. As of March 29, 2001, the MedStrong has repaid all of these notes.

     The Company filed a Registration Statement offering 8,000,000 units, $.50 per unit, consisting of 8,000,000 shares of common stock and warrants to purchase 8,000,000 shares of common stock at $.75 per share. The SEC declared the Registration Statement of the Company effective as of July 31, 2001. Sale of the securities commenced on July 31, 2001. As of December 31, 2001, when the offering closed, 4,302,000 units had been sold.

FORWARD-LOOKING STATEMENTS

     Except  for  the  historical  information  contained  herein,  the  matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to sell memberships, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business or (d) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.


ITEM 7.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)


                                    I N D E X




                                                                                                                  Page No.
                                                                                                                  --------
     FINANCIAL STATEMENTS:

              Independent Auditors' Report ...............................................................          F-2

              Balance Sheets as at December 31, 2001
                  and December 31, 2000 ..................................................................          F-3

              Statements of Operations
                  For the Year Ended December 31, 2001 and for the Period
                      From May 19, 2000 (Inception) to December 31, 2001 .................................          F-4

              Statement of Stockholders' Capital Deficiency
                  For the Year Ended December 31, 2001 and for the Period
                      From May 19, 2000 (Inception) to December 31, 2000 .................................          F-5

              Statements of Cash Flows
                  For the Year Ended December 31, 2001 and for the Period
                      From May 19, 2000 (Inception) to December 31, 2000..................................     F-6, F-7

         Notes to Financial Statements ...................................................................   F-8 - F-15





                 WEINICK
                   SANDERS                                         1515 BROADWAY
                     LEVENTHAL & CO., LLP              NEW YORK, N.Y. 10036-5788
--------------------------------------------------------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS              212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
MedStrong International Corporation

We have audited the accompanying balance sheets of MedStrong International Corporation (A Development Stage Company) as at December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from May 19, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedStrong International Corporation (A Development Stage Company) as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from May 19, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
March 21, 2002

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                    A S S E T S
                                                                                            December 31,
                                                                                     -------------------------
                                                                                      2001                2000
                                                                                    ---------          ---------

Current assets:
  Cash and cash equivalents                                                       $ 983,948            $ 24,418
  Prepaid expenses                                                                   60,934               6,146
                                                                                 ------------         ----------
        Total current assets                                                      1,044,882              30,564
                                                                                 ------------         ----------

Property and equipment, at cost, less accumulated
  depreciation and amortization of $11,624                                           78,360                 -
                                                                                 ------------         ----------

Other assets:
  Security deposit                                                                   44,196              44,196
  Deferred charges                                                                      570                 -
  Deferred financing costs                                                              -                18,500
                                                                                 ------------         ----------
        Total other assets                                                           44,766              62,696
                                                                                 ------------         ----------

                                                                                 $1,168,008            $ 93,260
                                                                                 ============         ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                   $ 75,000             $ 75,000
  Accounts payable and accrued expenses                                             384,683               7,597
  Loan payable - equipment                                                            5,813                 -
  Due to stockholder                                                                 20,000              75,120
                                                                                 ------------         ----------
        Total current liabilities                                                   485,496             157,717
                                                                                 ------------         ----------

Deferred liabilities                                                                  4,129                 -
                                                                                 ------------         ----------

Commitments and contingencies                                                            -                  -

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 30,867,000 shares
      at December 31, 2001 and 26,000,000
      shares at December 31, 2000                                                    30,867              26,000
  Additional paid-in capital                                                      1,878,480              14,700
  Deficit accumulated in the development stage                                  ( 1,230,964)          ( 79,157)
  Stock subscriptions receivable                                                        -             ( 26,000)
                                                                                 ------------         ----------
        Total stockholders' equity                                                  678,383           ( 64,457)
                                                                                 ------------         ----------

                                                                                 $1,168,008            $ 93,260
                                                                                 ============         ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                               Cumulative
                                                                                 For the Period              For the Period
                                                         For the Year           From May 19, 2000           From May 19, 2000
                                                            Ended                (Inception) to              (Inception) to
                                                         December 31,             December 31,                December 31,
                                                              2001                      2000                        2001
                                                         ------------           -----------------            -----------------

                                                                                                               (Unaudited)
Revenues                                                 $       860              $       -                     $        860
Cost of sales                                                    430                      -                              430
                                                         ------------           -----------------            -----------------

Gross profit                                                     430                      -                              430

Operating expenses                                           862,317                    75,360                       937,677
                                                         ------------           -----------------            -----------------

Loss from operations                                     (   861,887)             (     75,360)                  (   937,247)
                                                         ------------           -----------------            -----------------

Other income (expenses):
  Interest income                                                168                      -                              168
  Financing costs                                        (   261,251)             (      3,700)                  (   264,951)
  Interest expense                                       (    28,837)             (         97)                  (    28,934)
                                                         ------------           -----------------            -----------------
Total other expenses                                     (   289,920)             (      3,797)                  (   293,717)
                                                         ------------           -----------------            -----------------

Net loss                                                 ($1,151,807)             ($    79,157)                  ($1,230,964)
                                                         ============           =================            =================

Per share data:
  Net loss per share -
    basic and diluted                                    (     $0.04)             ($     0.00)
                                                         ============           =================

Weighted average shares
  outstanding - basic and diluted                         26,651,000               26,000,000
                                                         ============           =================

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                    Common Stock          Additional     in the            Stock           Total
                                               -----------------------     Paid-in     Development     Subscriptions   Stockholders'
                                               Shares       Value          Capital        Stage          Receivable       Equity
                                            -----------   ----------      -----------   ----------      -----------    -------------

Common stock issued to and subscribed for
 by founders at Inception, May 19 2000       26,000,000     $26,000        $    -      $      -          ($26,000)     $       -

Fair value of purchase rights to be
 issued in private placement                        -            -          14,700            -              -             14,700

Net loss                                            -            -              -      (  79,157)            -          ( 79,157)


Balance at December 31, 2000                  26,000,000      26,000        14,700     (  79,157)       ( 26,000)       ( 64,457)

Payments of stock subscriptions                     -            -              -             -           26,000          26,000

Exercise of stock options by
 note holders                                   365,000         365          3,285            -              -             3,650

Common stock issued to
 by medical advisory board                      200,000         200             -             -              -               200

Common stock issued in connection
 with public offering                         4,302,000       4,302      2,146,698            -                        2,151,000

Costs and fees associated
 with issuance of common stock                      -            -     (   537,491)           -              -         ( 537,491)

Fair market value of purchase rights
 to be issued in private placement                  -            -         251,288            -              -           251,288

Net loss                                            -            -              -    ( 1,151,807)            -       ( 1,151,807)


Balance at December 31, 2001                 30,867,000      $30,867    $1,878,480   ($1,230,964)         $  -         $ 678,383

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     Cumulative
                                                                For the Year           For the Period              For the Period
                                                                    Ended             From May 19, 2000           From May 19, 2000
                                                                December 31,           (Inception) to              (Inception) to
                                                                      2001            December 31, 2000           December 31, 2001
                                                              ----------------       -------------------         -------------------
Cash flows from operating activities:
  Net loss                                                      ($1,151,807)             ($ 79,157)                 ($1,230,964)
                                                              ----------------       -------------------         -------------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                                251,288                     -                       251,288
    Amortization of deferred financing costs                          45,700                 3,700                        49,400
    Depreciation                                                      11,624                                              11,624
    Deferred rent                                                      2,988                                               2,988
    Deferred revenue                                                   1,141                                               1,141
    Deferred cost                                                      ( 570)                                              ( 570)
    Increase (decrease) in cash flows as                                                                                       -
        a result of changes in asset and                                                                                       -
        liability account balances:                                                                                            -
      Prepaid expenses                                             ( 54,788)               ( 6,146)                     ( 60,934)
      Security deposit                                                   -                ( 44,196)                     ( 44,196)
      Accounts payable and accrued expenses                         377,086                     97                       377,183
      Due to stockholder                                           ( 55,120)                75,120                        20,000
                                                              ----------------       -------------------         -------------------
  Total adjustments                                                 579,349                 28,575                       607,924
                                                              ----------------       -------------------         -------------------

Net cash used in operating activities                             ( 572,458)              ( 50,582)                    ( 623,040)
                                                              ----------------       -------------------         -------------------

Cash flows used in investing activities:
  Purchase of property and equipment                               ( 55,864)                     -                      ( 55,864)
                                                              ----------------       -------------------         -------------------

Cash flows from financing activities:
  Proceeds from notes payable                                       350,000                 75,000                       425,000
  Payments of notes payable                                       ( 350,000)                                           ( 350,000)
  Net proceeds from issuance of common stock                      1,987,200                                            1,987,200
  Equipment loans                                                  ( 26,668)                                            ( 26,668)
  Payments of financing costs                                      ( 45,700)                                            ( 45,700)
  Offering costs and fees                                         ( 326,980)                     -                     ( 326,980)
                                                              ----------------       -------------------         -------------------
Net cash provided by financing activities                         1,587,852                 75,000                     1,662,852
                                                              ----------------       -------------------         -------------------

Net increase in cash and cash equivalents                           959,530                 24,418                       983,948

Cash and cash equivalents at beginning of year                       24,418                      -                             -
                                                              ----------------       -------------------         -------------------

Cash and cash equivalents at end of year                          $ 983,948               $ 24,418                     $ 983,948
                                                              ================       ===================         ===================

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                                     Cumulative
                                                                For the Year           For the Period              For the Period
                                                                    Ended             From May 19, 2000           From May 19, 2000
                                                                December 31,           (Inception) to              (Inception) to
                                                                      2001            December 31, 2000           December 31, 2001
                                                              ----------------       -------------------         -------------------

Schedule of Noncash Operating, Investing and Financing Activities:

  Deferred financing and offering costs                         $ 242,189              $  7,500                    $ 249,689
                                                              ================       ===================         ===================

  Fair value of purchase rights issued
    in private placement                                        $ 251,288              $ 14,700                    $ 265,998
                                                              ================       ===================         ===================

  Equipment financed                                            $ 34,120               $      -                    $ 34,120
                                                              ================       ===================         ===================



(*)Reclassified for comparability.

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE  1 -  PLAN OF ORGANIZATION.

         (a)  Organization and Presentation of Financial Statements:

              MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. At December 31, 2001, the Company did not carry on any significant operations and has generated insignificant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. As of December 31, 2001, the Company sold 4,302,000 units to the public under this public offering. The underwriter received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

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

         (b)  Revenue Recognition:

              Through December 31, 2001, the Company had minimal revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

         (c)  Use of Estimates:

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (d)  Concentrations of Risks:

              Financial instruments that potentially subject the Company to concentrations of risks are principally cash and cash equivalents (consisting of commercial paper and short-term repurchase agreements) which often exceed the federal depository insurance limit. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any sufficient credit risks.

         (e)  Property and Equipment:

              Property and equipment are stated at cost less accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs are charged to expense as incurred. Significant renewals and replacements, which substantially extend the lives of the assets, are capitalized. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

         (f)  Income Taxes:

              The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS-109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using presently enacted tax rates.

         (g)  Earnings Per Share:

              The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive. Below is the calculation of basic and diluted earnings per share:

                                                                                    For the Period
                                                                                   From May 19, 2000
                                                         For the Year Ended         (Inception) to
                                                         December 31, 2001        December 31, 2000
                                                         -----------------       ------------------

Net loss available to stockholders                         ($1,151,807)               ($   79,157)
                                                           ============               ============

Weighted average shares outstanding -
  basic and diluted                                         26,651,000                 26,000,000
                                                           ============               ============

Net loss per share - basic and diluted                     ($     0.04)                $        -
                                                           ============               ============

         (h)  Recently Issued Accounting Pronouncements:

              The  Financial  Accounting  Standards  Board  issued  Statement of
         Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits", No. 133 - "Accounting for
         Derivative Instruments and Hedging Activities", Statement No. 141 - "Accounting for Business Combinations", Statement No. 142 - "Goodwill and Other Intangible Assets" (effective at the start of the year ending December 2002) and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

NOTE  3 - PROPERTY AND EQUIPMENT.

              Property and equipment at December 31, 2001 are as follows:

Office equipment                                               $ 68,992
Furniture and fixtures                                           17,145
Leasehold improvements                                            3,847
                                                               --------
                                                                 89,984
Less:  Accumulated depreciation
                      and amortization                           11,624
                                                               --------
                                                               $ 78,360
                                                               ========


              Depreciation and amortization was $11,624 for the year ended December 31, 2001 and -0- for the period from May 19, 2000 (Inception) to December 31, 2000.


NOTE 4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

              Accounts payable and accrued expenses are comprised of the following:


                                                       December 31,
                                               -------------------------
                                                 2001            2000
                                               ----------     ----------
Professional fees                                $ 25,000      $     -
Interest                                            4,195           97
Placement agent fees                               54,250        7,500
Registration costs                                256,582
Sundry operating expenses                          44,656            -
                                               ----------     ----------

                                                 $384,683      $ 7,597
                                               ==========     ==========



NOTE  5 - NOTES PAYABLE.

              On December 20, 2000, the Company initiated a private placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder has the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty
         (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired is charged to operations as additional interest. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs has been fully charged to operations over the sixty (60) day term of the notes. At December 31, 2000, three notes aggregating $75,000 were outstanding. The remaining seven notes were issued during January and February 2001. Interest expense on these notes amounted to $12,398 for the year ended December 31, 2001, and $97 for the period from May 19, 2000 (Inception) to December 31, 2000.

              The variance between exercise price of the rights sold and the fair value of the common shares of $0.49 per share aggregating $251,288 for the year ended December 31, 2001 has been recorded as additional interest on the notes. The fair value of the purchase rights was based upon the anticipated per share value of the common shares sold in the Company's initial public offering. Commencing in May 2001, the note holders exercised rights totaling 365,000 shares through December 31, 2001. At December 31, 2001, the note holders were entitled to receive purchase rights to acquire an additional 177,800 common shares for $5,428. The Company has repaid $200,000 of these notes at December 31, 2001.

              Commencing in April 2001 through July 2001, the Company issued seven 10% interest bearing promissory notes of $25,000 each payable in 120 days. Interest charged to operations in 2001 was $13,856. At December 31, 2001, one note for $25,000 was outstanding.


NOTE  6 - LOAN PAYABLE - EQUIPMENT.

              In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment is being financed by a loan payable in monthly installments through March 2002 of $2,950 including interest at 12% per annum.


NOTE  7 - RELATED PARTY TRANSACTIONS.

              At December 31, 2000, the Company was indebted to the Chairman of the Board of Directors in the amount of $13,870 for expenses incurred by him on behalf of the Company, which were repaid to him in February 2001. The Company was also indebted to its Chief Executive Officer at December 31, 2000 in the amount of $5,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001 $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000.


NOTE  8 - DEFERRED RENT.

              The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense charged to operations differs with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America.

NOTE  9 - EMPLOYMENT AGREEMENT.

              On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000. The agreement also provides for
         (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.


NOTE  10 - INCOME TAXES.

              At December 31, 2001, the Company had a net operating loss carryforward amounting to approximately $1,231,000 available to reduce future taxable income expiring through the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $417,500 has been fully reserved.

              A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:


                                                       For the Year                       From May 19, 2000
                                                          Ended                             (Inception) to
                                                     December 31, 2001                    December 31, 2000
                                                   --------------------                   -----------------
Loss before income taxes                           ($1,151,807)                          ($79,157)
                                                   ============                          ==========

Computed tax benefit at statutory rate             ($  391,600)       (34.0%)            ($26,900)          (34.0%)

Net operating loss valuation reserve                   391,600         34.0%               26,900            34.0%
                                                   ------------       -------            ------------       -------

Total tax benefits                                  $        -           - %              $     -              - %
                                                   ------------       -------            ------------       -------

NOTE 11 -  CAPITAL STOCK.

         (a)  General:

              The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 26,000,000 common shares at par of $.001. During the year ending December 31,2001, the Company issued an additional 365,000 shares to original note holders at $.01. The Company issued 3,825,000 shares in conjunction with its initial public offering which closed December 31, 2001 (see
         (b)). In addition, the Company issued 200,000 shares to a member of its Medical Advising Board.

         (b)  Initial Sale of The Company's Securities to the Public:

              The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 8,000,000 units of its common stock (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.75 per share) at $0.50 per unit. The underwriters' compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 1,600,000 shares of common stock at $0.75 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 4,302,000 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 4,302,000 units.


NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

         (a)  Leases:

              The Company is obligated under an operating lease for its office and a capital lease, payable to a related party, for certain equipment. The future minimum lease payments under these leases, at December 31, 2001 are as follows:

         Years Ending                                  Operating        Capital
         December 31,                                     Lease          Lease
         ------------                                   ---------      ---------

             2002                                       $ 92,900         $5,900
             2003                                         71,700             -
                                                        ---------      ---------

      Total future minimum
         lease payments                                 $164,600          5,900
                                                        =========

      Less:  Amount representing
               interest                                                      87
                                                                       ---------

                                                                          $5,813
                                                                       =========

              Rent expense amounted to $81,418, for the year ended December 31, 2001 and $0 for the period from May 19, 2000 (Inception) to December 31, 2000, respectively.

         (b)  Maintenance Contract:

              The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage.


NOTE 13 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

              The  Company's  quarterly  financial  data,  for  the  year  ended
         December 31, 2001 follows below. Management does not deem the comparative quarterly data for the period ended December 31, 2000 as meaningful.

                                                     1st                  2nd                  3th                  4th
                                                    Quarter              Quarter              Quarter              Quarter
                                                    -------              -------              -------              -------
Net loss                                         ($ 248,226)          ($ 239,842)          ($ 319,072)          ($ 343,967)
                                                 ===========          ===========          ===========          ===========

Loss per share                                       ($0.01)              ($0.01)              ($0.01)              ($0.01)
                                                 ===========          ===========          ===========          ===========

Shares use in computation                        26,000,000           26,131,000           26,131,000           26,651,000
                                                 ===========          ===========          ===========          ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS & CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     All directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director and the directors who are not salaried employees of the Company do not receive any compensation for serving as a director.

     The Audit Committee is comprised of Ronald Glime, the Company's Chief Financial Officer, and two non-employee directors. The Audit Committee is responsible for overseeing and monitoring management's and the Company's independent auditors' participation in the financial reporting process. The Audit Committee must recommend the Company's financial statements for a particular period to the Board of Directors before the Company may include them in any report filed with the Securities and Exchange Commission. The Audit Committee also performs such other duties as are set forth in its written charter. Directors do not receive any compensation for serving on the Audit Committee.

     The Compensation Committee is comprised of Ronald Glime, the Company's Chief Financial Officer, and two non-employee directors. The Compensation Committee is responsible for determining the compensation of the Chief Executive Officer and the other senior executives of the Company and to establish policies for senior management.

     DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company as of December 31, 2001 were:

Name                                  Age       Position
--------------------------------- ------------- ------------------------------------------------------------
Jerry R. Farrar                        65       Director, Chief Executive Officer and President
--------------------------------- ------------- ------------------------------------------------------------
Joel San Antonio                       49       Director and Chairman of the Board
--------------------------------- ------------- ------------------------------------------------------------
David L. Knowlton                      55       Director
--------------------------------- ------------- ------------------------------------------------------------
Ronald Glime                           57       Director, Chief Financial Officer, Secretary and Treasurer
--------------------------------- ------------- ------------------------------------------------------------
David Scotch                           63       Director
--------------------------------- ------------- ------------------------------------------------------------
Jeffrey D. Mamorsky*                   55       Director
--------------------------------- ------------- ------------------------------------------------------------
Lee Roberts                            34       Vice President, Chief Technology Officer and Assistant
                                                Secretary
--------------------------------- ------------- ------------------------------------------------------------
Brenda Farrar                          61       Vice President of Communications and Sales Center
                                                Operations
--------------------------------- ------------- ------------------------------------------------------------

*Mr. Mamorsky resigned as of January 30, 2002 for personal reasons.

JERRY R. FARRAR

     Mr. Farrar, the Company's President and Chief Executive Officer, has served as a director of the Company since the Company's inception. Mr. Farrar is an executive with extensive background in both the financial services and technology fields. He served as founder and chief strategist from September 1998 to September 2000 for CarsDirect.com, the e-commerce leader of online automobile sales, including finance and insurance services. Mr. Farrar developed and supported critical path strategies resulting in excess of $300 million of pre-IPO funding from the private investment community. He was President and Chief Executive Officer from January 1993 to September 1998 of Financial Technology, Inc., a financial insurance company. He has led five start-up companies in the financial services field. He was appointed to serve on the faculty of the World Auto Congress. He authored the comprehensive History of the Vehicle Service Contract for the White House and has been honored as a finalist in the Ernst and Young and Inc. Magazine entrepreneur of the year awards. Mr. Farrar has been retained by MedStrong under a three-year employment agreement. Mr. Farrar and Brenda Farrar were formerly married and are now divorced.

JOEL SAN ANTONIO

     Mr. San Antonio has served as Chairman of the Board since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Mr. San Antonio began his career as co-founder of a business in the women's fashion industry. In 1983, Mr. San Antonio and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The company went public in 1984 and, in September 1997, was recognized by Fortune Magazine as one of the "100 Fastest Growing Companies in America." Today, Mr. San Antonio serves as Chairman of the Board and Chief Executive Officer of Warrantech Corporation and each of its operating subsidiaries. In addition, he was a founder of Corniche Group, Inc., a provider of insurance products and services, and served as a director from May 1998 through September 1999. Mr. San Antonio is a member of the Southwestern Connecticut Area Commerce and Industry Association and the Young Presidents' Organization, Inc. A recipient of many industry awards, he was a national finalist in Ernst & Young's 1998 "Entrepreneur of the Year" program. He is also involved in a variety of philanthropic and charitable activities and is a member of the Metropolitan Museum of Art and the Stamford Theater for the Performing Arts.

DAVID L. KNOWLTON

     Mr. Knowlton has served as a director of the Company since the Company's inception. Mr. Knowlton is the founder and Chief Executive Officer of ElderPairs, Inc. a company founded in 1999 that is intended to provide an Au Pair-type live-in support for elderly clients. He is also a principal of Knowlton & Associates, a healthcare consulting company founded in 1999. Since 1991, Mr. Knowlton has served as a director and was a founder of Healthcare Payers Coalition of New Jersey and presently serves as the Chair of the Quality and Data Committee. From 1996 to 1999, Mr. Knowlton was the Vice President of The MIIX Group, Inc. a publicly-traded diversified company where he was President of a wholly-owned subsidiary, The MIIX Healthcare Group. From March 16, 2001 to April 5, 2001, Mr. Knowlton was president of MedStrong.

RONALD GLIME

     Mr. Glime, the Company's Chief Executive Officer, Secretary and Treasurer, has served as a director of the Company since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Mr. Glime began his career with Life Investors Insurance Company of America developing and marketing a national program of consumer products sold through a network of automobile dealers. He moved to American Warranty Corporation in 1978, resigning as its Chief Executive Officer in 1982. From 1983 through February 1991, Mr. Glime owned and operated an independent general insurance agency, managing over thirty sales people whose efforts resulted in the agency being consistently recognized as a leading national producer of vehicle service contracts. In 1991, he joined Warrantech Automotive, Inc. (formerly known as Warrantech Dealer Based Services, Inc.) as Regional Sales Manager and assumed the office of President in October 1992. He held this position until March 1999 at which time he assumed the office of President of U.S. and Canadian Operations for Warrantech Corporation, a publicly traded company. Mr. Glime has been recognized on a number of occasions for his achievements as a businessman.

DAVID SCOTCH, M.S., M.D.

     Dr. Scotch has served as a director of the Company since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Dr. Scotch is licensed to practice medicine in the State of New York. Since 1998, Dr. Scotch has served as the Vice Dean for New York University School of Medicine and the Vice Dean for Faculty Affairs of New York University School of Medicine, responsible for various academic and administrative matters, including the operations of personnel and maintenance, the allocation of resources. Dr. Scotch served on the Admissions Committee and the Education and Research Committee and acted as a representative of the Dean's Office to the Faculty Council and to the Faculty Promotions and Tenure Committee. From 1972 to 1998, Dr. Scotch served as the Associate Dean of New York University School of Medicine. Dr. Scotch holds a B.A from Boston University, a M.D. from New York University School of Medicine and a M.S. from Massachusetts Institute of Technology, Sloan School of Management.

LEE ROBERTS

     Mr. Roberts, the Company's Vice President, Chief Technology Officer and Assistant Secretary, founded and has been the principal stockholder since January 1998 of Dominion Technology Partners, Inc., a Dallas-based provider of management information systems. Mr. Roberts was a director of Computer Language Research, a software development company from June 1997 to July 1998. Mr. Roberts was a Manager of IMCO Recycling, Inc. an aluminum recycling company from February 1995 to June 1, 1997. Mr. Roberts received his masters degree in management information systems from Texas Tech University. Mr. Roberts was a key member from December 1993 to February 1995 of Arthur Andersen Consulting Company's system development team that focused on the medical field. Mr. Roberts has engineered and executed key systems for companies such as Computer Language Research, Bank One, Warrantech, Progressive Database Systems, MedSynergies, Patriot American, Arthur Andersen Consulting Company and Motorola.

BRENDA FARRAR

     Ms. Farrar, the Company's Vice President of Communications and Sale Center Operation, was a director of CarsDirect.com from September 1998 to July 2000. She directed and engineered the growth of CarsDirect.com's e-commerce sales center from six sales people to one-hundred-fifty sales people selling $600 to $800 million worth of vehicles, per month excluding financing and insurance. In the CarsDirect.com's start-up period, she constructed systems to streamline the delivery and fulfillment process. Ms. Farrar was a Vice President of Financial Technology, Inc. from January 1993 to September 1998. Ms. Farrar and Jerry Farrar were formerly married and are now divorced.

MEDICAL ADVISORY BOARD
----------------------

The Company's Advisory Board consists of five doctors whose biographies are set forth below.

ROBERT K. BIER, M.D.

     Dr. Bier, 72, is a radiologist licensed to practice medicine in California. Dr. Bier has been practicing radiology with the Harborside Radiologic Medical Group since June 1997. Dr. Bier was a diagnostic radiologist from July 1995 to November 2000 with Health Care Partners. He has over 35 years of medical experience in general medicine, diagnostic radiology and radiation medicine He has trained at Harbor-UCLA in radiology and has worked in both academics and private practice of radiology. Dr. Bier has trained residents in MRI at King Drew Medical Center. Dr. Bier holds a M.D. from the University of Brussels and formally served as Chief of Radiology at St. Francis Medical Group. Prior to retirement, he was a member of the Los Angeles Radiological Society and the American Medical Association.

JOSEPH PONTICIELLO, M.D.

     Dr. Ponticiello, 39, is a doctor of emergency medicine licensed to practice medicine in the State of New York. Since 1998 he has served as the Associate Director of the Department of Emergency Medicine at New York United Hospital. From 1996 to 1998, Dr. Ponticiello was an attending physician in the Emergency Medical Department at Montefiore Medical Center, Bronx, New York and was an Assistant Professor of Emergency Medicine at the Albert Einstein College of Medicine. Dr. Ponticiello holds a B.A. from S.U.N.Y. Binghamton and a M.D. from S.U.N.Y. Stony Brook.

ERVIN BRAUN, D.M.D.

     Dr. Braun, 48, is a dentist licensed to practice dentistry in the State of Connecticut. Since July 1983, Dr. Braun has been in private practice in Darien, Connecticut. Dr. Braun has special training in Prosthodontics and has had the opportunity to do a fellowship in Maxillo-Facial Prosthetics at Memorial Sloan-Kettering Cancer Center. Dr. Braun holds a B.S. from Fairleigh Dickinson University and a Doctor of Medical Dentistry from the University of Pennsylvania School of Medicine.

SAMUEL J. BRODSKY, M.D.

     Dr. Brodsky, 51, is a cardiologist licensed to practice medicine in the State of Connecticut. Since 1982, Dr. Brodsky has practiced medicine with the Cardiology Associates of Fairfield County in Stamford, Connecticut. He holds a B.A. from Boston University and a M.D. from State University of New York, Upstate Medical Center. Dr. Brodsky is a member of the American College of Cardiology, the Council on Clinical Cardiology of the American Heart Association

ELAINE LEVENTHAL, M.D.

     Dr. Leventhal, 70, is Professor of Medicine and Director of the Gerontological Institute at Robert Wood Johnson Medical School, funded by Robert Wood Johnson Foundation. Dr. Leventhal has been the Director of the Gerontological Institute since 1998. The mission of the Institute is to foster research and education across the multiple disciplines both in the basic sciences and in the clinical domain that engage in aging research. The ultimate goal is to explore avenues to translate their research findings into the clinical setting and to educate the next generation of practitioners.

     In 1966 she earned her Ph.D. from Yale University in Developmental Genetics and is a 1974 graduate of the University of Wisconsin School of Medicine, completing her Internal Medicine training at UW, Mt. Sinai Medical Center, Milwaukee from 1977 to 1979 and her Geriatric Fellowship training at the William
S. Middleton Memorial Veterans Medical Center, Madison, Wisconsin from 1979 to 1981.

     Her research interests include defining risks for frailty in the ambulatory elderly, exploring the role of immune competency in health and chronic illness, and studying health and illness behaviors that effect health care utilization. She has also looked at elder-specific treatment for substance abuse and the identification and treatment of geriatric depression in the primary care setting. She is a past President of the Academy of Behavioral Medicine Research (1998-2000).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors and executive officers to file reports of their holdings of and transactions in the Company's stock with the Securities and Exchange Commission. Based on the Company's records and the directors and executive officers' representations to the Company, the Company believes that during fiscal 2001 these requirements were met.

ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 2001, Jerry R. Farrar, the Company's President and Chief Executive Officer, was paid a base salary of $150,000 and was entitled to a $50,000 signing bonus pursuant to the terms of his employment agreement with the Company described below. There were no other executive officer of the Company who was paid a salary equal to or in excess of $100,000.


EMPLOYMENT AGREEMENTS

     In January 2001, MedStrong and Jerry R. Farrar entered into a three year employment agreement pursuant to which Mr. Farrar became the President and Chief Executive Officer of MedStrong. The employment agreement provides for a base salary of $150,000 with a minimum annual increase of 5%. A signing bonus of $50,000 was to be paid to Mr. Farrar within 30 days of MedStrong receiving $1,000,000 in capital from any source. Due to the financial situation of the Company, Mr. Farrar agreed to a reduction of his base salary for the 2002 fiscal year by 10% on March 15, 2002 and by a total of 25% on March 31, 2002. As of the date of this Annual Report on Form 10-KSB, Mr. Farrar received only $30,000 of his signing bonus. The Company is still indebted to Mr. Farrar for the remainder of the bonus. In addition to the annual increase in his salary described above, Mr. Farrar is also eligible to receive an annual incentive bonus that will not exceed his salary. The Compensation Committee will determine the criteria for this incentive bonus. If and when the Company creates a stock option plan, Mr. Farrar will be granted options to purchase up to $333,000 worth of shares of the Company's common stock pursuant to the terms of the plan. Mr. Farrar received additional benefits including medical insurance, group term life insurance and automobile expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                                                                        -

     The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of March 25, 2001. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

------------------------------------- ------------------------------
                                        Shares Beneficially Owned
                                                 (1) (2)
        Name and Address of
          Beneficial Owner
------------------------------------- ----------------- ------------
                                           Number         Percent
------------------------------------- ----------------- ------------
Jerry R. Farrar (3)                         2,000,000         6.5%
------------------------------------- ----------------- ------------
Joel San Antonio (4)                       13,570,000        43.9%
------------------------------------- ----------------- ------------
David L. Knowlton (10)                        300,000         1.0%
------------------------------------- ----------------- ------------
Ronald Glime (5)                            1,000,000         3.2%
------------------------------------- ----------------- ------------
Lee Roberts (6)                             1,370,000         4.4%
------------------------------------- ----------------- ------------
Charles Stiene (7)                          4,000,000        13.0%
------------------------------------- ----------------- ------------
David Scotch (8)                              300,000         1.0%
------------------------------------- ----------------- ------------
Brenda Farrar (9)                             250,000         1.0%
------------------------------------- ----------------- ------------
All current directors and executive        18,790,000        60.9%
officers of MedStrong as a group
(7 persons)
------------------------------------- ----------------- ------------

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

     (2) The number and percentage of shares beneficially owned are based on 30,867,000 shares of common stock issued and outstanding as of March 21, 2002. None of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

     (3) Mr. Farrar's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

     (4) Shares owned by Mr. San Antonio include an aggregate of 1,000,000 shares held by Mr. San Antonio as custodian for his two minor children and 500,000 shares owned by Mr. San Antonio's wife, of which 500,000 shares Mr. San Antonio disclaims beneficial ownership. Mr. San Antonio's address is c/o Warrantech Corporation, One Canterbury Green, Stamford, CT 06901.

     (5) Mr. Glime's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

     (6) This includes 520,000 shares owned by Mr. Robert's wife and the 200,000 shares owned by Mr. Robert's minor child. Mr. Robert's address is 5900 Shorefront Lane, Flower Mound, TX 75022.

     (7)  Mr. Stiene's address is 119 Sea Cove Road, Northport, NY 11768.

     (8)  Dr. Scotch's address is 34 Ravenwood Drive, Weston, CT 06883.

     (9) Ms. Farrar's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

     (10) Mr. Knowlton's address is 324 South Main Street, Pennington, NJ 08534.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In the future, if MedStrong intends to enter into any material transactions or loans with any officer or director, or any company owned by any officer or director, MedStrong will do so on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and any forgiveness of any such loans must be approved by a majority of our independent directors who do not have an interest in the transaction and who have access, at our expense, to independent counsel. Currently MedStrong has an agreement with Dominion Technology Partners having an initial term of twelve months. Lee Roberts, MedStrong's Vice President, Chief Technology Officer and Assistant Secretary is the majority owner and President of Dominion Technology Partners. Our present arrangements with Dominion Technology Partners were approved by our entire board including all disinterested and independent directors. MedStrong paid Dominion Technology Partners a one time set up fee of $800 and pays them $2,950 per month for twelve months for the leasing of computer equipment under a capital lease and an additional $1.50 per month per member of the Company for additional management services.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

     1. The financial statements of the Company listed on page F-1 are included in Item 7

         EXHIBIT NO.

          1.1  Specimen  Placement  Agents  Warrant   (incorporated   herein  by
reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form B-1 filed with the Commission (File No. 333-57468)).

          3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          4.1 Specimen Common Stock Certificate of the Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          4.2 Specimen Warrant Certificate of the Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.1 Employment Agreement, dated December 15, 2000, between the Company and Jerry R. Farrar (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.2 Master Services Agreement, dated March 9, 2001, between the Company and Dominion Technology Partners, Inc. (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.3 Agreement to Purchase Web Site and Domain Name, dated March 9, 2001, between the Company and Dominion Technology Partners, Inc. (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.4 Agreement, dated January 29, 2001, between the Company and Discount Development Services, L.C.C. (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.5 Lease, dated December 26, 2000, between the Company and Palos Verdes Office Partners, LLC (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.6  Form  Lock-Up   Agreement  between  the  Company  and  nonpublic
Stockholders (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.8 Warrant Agreement, dated July 31, 2001, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

          10.9 Associate Program Agreement, dated September 26, 2001 between the Company and drugstore.com, Inc.

          10.10 License Agreement, dated January 23, 2002, between the Company and The Healthscout News Service, a product of ScoutNews LLC.

          23.1 Consent of Weinick Sanders Leventhal & Co., LLP, independent auditor.

(b)  Reports on Form 8-K...

None


EXHIBIT INDEX
-------------

         Exhibit                                                                                 Page No.
         -------                                                                                 --------

          10.9  Associate  Program  Agreement,  dated September 26, 2001 between the Company and drugstore.com, Inc.
-----

          10.10 License  Agreement,  dated January 23, 2002, between the Company and The Healthscout News Service, a product of ScoutNews LLC.
----




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEDSTRONG INTERNATIONAL CORPORATION
                                             (Registrant)

                                              By:  /s/ Ronald Glime
                                                      ----------------
                                                       Ronald Glime
                                                       Chief Financial Officer
                                                       (Treasurer and Secretary)
Dated: April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                   Title                                 Date

/s/  Jerry R. Farrar                    Director, President  and                            April 15, 2002
--------------------
Jerry R. Farrar                         Chief Executive Officer


/s/ Joel San Antonio                    Chairman of the Board                               April 15, 2002
--------------------
Joel San Antonio


/s/ David Knowlton                      Director                                            April 15, 2002
------------------
David Knowlton


/s/  David Scotch                       Director                                            April 15, 2002
-----------------
David Scotch

                                       18