Form 10QSB
period 2002-03-31
MEDSTRONG INTERNATIONAL CORP
filed 2002-05-20
CIK 1136711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                               -----------------    -----------------

Commission file number:  333-57468


                       MEDSTRONG INTERNATIONAL CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

   Delaware                                                   95-4855709
 --------                                                   ----------
     (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

         500 Silver Spur Road, Suite 303 - Rancho Palos Verdes, CA 90274
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  (310) 544-9900
                                  --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

The number of outstanding shares of the Issuer's Common Stock, $.001 par value, was 31,032,000 as of May 15, 2002, and the number of outstanding Warrants was 4,732,200 as of May 15, 2002.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 MARCH 31, 2002
                                   (Unaudited)


                                      INDEX
                                      -----

                                                                                                              Page
                                                                                                             ----

FINANCIAL STATEMENTS:
         Balance Sheets as at March 31, 2002
                  and December 31, 2001 (Unaudited)............................................................ I-2

         Statements of Operations
                  For the Three Months Ended March 31, 2002
                  and 2001 and Cumulative For the Period From
                  May 19, 2000 (Inception) to March  31, 2002 (Unaudited)...................................... I-3

         Statement of Stockholders' Equity
                  For the Three Months Ended March 31, 2002 (Unaudited)........................................ I-4

         Statements of Cash Flows
                  For the Three Months Ended
                  March 31, 2002 and 2001 and Cumulative
                  For the period From May 19, 2000 (Inception)
                  To March 31, 2002 (Unaudited).......................................................... I-5 - I-6

         Notes to Financial Statements................................................................. I-7 to I-14

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.............................................................. 15

Item 3.  Defaults Upon Senior Securities........................................................................ 16

Signature....................................................................................................... 17


                                        i

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S
                                   -----------
                                                                                          March 31,           December 31,
                                                                                            2002                  2001
                                                                                        ---------------      ---------------
                                                                                         (Unaudited)          (Unaudited)

Current assets:
  Cash and cash equivalents                                                                $ 529,293            $ 983,948
  Prepaid expenses and other current assets                                                   47,156               60,934
                                                                                        ---------------      ---------------
        Total current assets                                                                 576,449            1,044,882
                                                                                        ---------------      ---------------

Property and equipment, at cost, less accumulated
  depreciation and amortization                                                               72,545               78,360
                                                                                        ---------------      ---------------

Other assets:
  Security deposit                                                                            44,196               44,196
  Deferred charges                                                                               393                  570
                                                                                        ---------------      ---------------
        Total other assets                                                                    44,589               44,766
                                                                                        ---------------      ---------------

                                                                                           $ 693,583           $1,168,008
                                                                                        ===============      ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
  Notes payable                                                                             $    -                 75,000
  Accounts payable and accrued expenses                                                      166,777              384,683
  Loan payable - equipment                                                                     2,863                5,813
  Due to stockholder                                                                             -                 20,000
                                                                                        ---------------      ---------------
        Total current liabilities                                                            169,640              485,496
                                                                                        ---------------      ---------------

Deferred liabilities                                                                           4,521                4,129
                                                                                        ---------------      ---------------

Commitments and contingencies                                                                     -                    -

Stockholders' equity:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,032,000 shares
      at March 31, 2002 and 30,867,000
      shares at December 31, 2001                                                             31,032               30,867
  Additional paid-in capital                                                               1,879,965            1,878,480
  Deficit accumulated in the development stage                                           ( 1,391,575)         ( 1,230,964)
                                                                                        ---------------      ---------------
        Total stockholders' equity                                                           519,422              678,383
                                                                                        ---------------      ---------------

                                                                                          $  693,583           $1,168,008
                                                                                        ===============      ===============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                          Cumulative
                                                                                                         For the Period
                                                                          For the Three                  From May 19, 2000
                                                                           Months Ended                   (Inception) to
                                                                             March 31,                       March 31,
                                                                 -------------------------------         ----------------
                                                                    2002                2001                     2002
                                                                 ----------           ----------             ------------
                                                                (Unaudited)          (Unaudited)              (Unaudited)
Revenues                                                          $     485           $     -                 $    1,345
Cost of sales                                                           242                 -                        672
                                                                 ----------           ----------             ------------

Gross profit                                                            243                 -                        673

Operating expenses                                                  160,622             148,355                1,098,299
                                                                 ----------           ----------             ------------

Loss from operations                                               (160,379)           (148,355)             ( 1,097,626)
                                                                 ----------           ----------             ------------

Other income (expenses):
  Interest income                                                     2,384                 -                      2,552
  Financing costs                                                         -            ( 96,750)               ( 264,951)
  Interest expense                                                   (2,616)           (  3,141)                ( 31,550)
                                                                 ----------           ----------             ------------
Total other expenses                                                   (232)           ( 99,891)               ( 293,949)
                                                                 ----------           ----------             ------------

Net loss                                                        ($  160,611)          ($248,246)             ($1,391,575)
                                                                 ==========           ==========             ============

Per share data:
  Net loss per share -
    basic and diluted                                             (   $0.01)             ($0.01)
                                                                 ==========           ==========

Weighted average shares
  outstanding - basic and diluted                                30,978,778           26,000,000
                                                                 ==========           ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


                                                                                                    Deficit
                                                                                                   Accumulated
                                             Common Stock                     Additional             in the               Total
                                             --------------                     Paid-in            Development         Stockholders'
                                      Shares               Value                Capital               Stage                Equity
                                   -----------           ----------           -----------         ------------        ------------


Balance at December 31, 2001        30,867,000             $30,867            $1,878,480          ($1,230,964)           $678,383

Exercise of stock options
  by noteholder                        165,000                 165                 1,485                   -                1,650

Net loss                                   -                   -                     -             ( 160,611)          ( 160,611)
                                   -----------           ----------           -----------         ------------        ------------

Balance at March 31, 2002          31,032,000             $31,032             $1,879,965          ($1,391,575)          $519,422
                                   ===========           ==========           ===========         ============        ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     Cumulative
                                                                                                                   For the Period
                                                                                 For the Three                    From May 19, 2000
                                                                                  Months Ended                      (Inception) to
                                                                                    March 31,                          March 31,
                                                                       ---------------------------------         -------------------
                                                                             2002                 2001                      2002
                                                                         ----------           ----------              ------------
                                                                        (Unaudited)          (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Net loss                                                               ($160,611)           ($248,226)              ($1,391,575)
                                                                         ----------           ----------              ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                                           -                57,550                   251,288
    Amortization of deferred financing costs                                    -                39,200                    49,400
    Depreciation of property and equipment                                   5,815                2,285                    17,439
    Deferred rent                                                              392                  747                     3,380
    Deferred revenue                                                            -                    -                      1,141
    Deferred cost                                                              177                   -                      ( 393)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses and other
       current assets                                                       13,778                6,146                  ( 47,156)
      Security deposit                                                          -                    -                   ( 44,196)
      Accounts payable and accrued expenses                              ( 217,906)              26,449                   159,277
      Due to stockholder                                                 (  20,000)            ( 15,620)                       -
                                                                         ----------           ----------              ------------
  Total adjustments                                                      ( 217,744)             116,757                   390,180
                                                                         ----------           ----------              ------------

Net cash used in operating activities                                    ( 378,355)           ( 131,469)              ( 1,001,395)
                                                                         ----------           ----------              ------------

Cash flows used in investing activities:
  Purchase of property and equipment                                            -              ( 37,088)                 ( 55,864)
                                                                         ----------           ----------              ------------

Cash flows provided by financing activities:
  Registration costs and fees                                                   -                    -                  ( 326,980)
  Proceeds from notes payable                                                   -               175,000                   425,000
  Payments of notes payable                                              ( 75,000)                   -                  ( 425,000)
  Proceeds from issuance of common stock                                    1,650                   -                   1,988,850
  Equipment loans                                                         ( 2,950)                   -                  (  29,618)
  Payments of financing costs                                                   -             ( 28,200)                 (  45,700)
  Payments of stock subscriptions                                               -                25,760                        -
  Deferred registration costs                                                   -              ( 15,000)                       -
                                                                         ----------           ----------              ------------
Net cash provided by (used in) financing activities                      ( 76,300)              157,560                 1,586,552
                                                                         ----------           ----------              ------------

Net increase (decrease) in cash and cash equivalents                     (454,655)           ( 10,997)                    529,293

Cash and cash equivalents at beginning of period                          983,948               24,418                         -
                                                                         ----------           ----------              ------------

Cash and cash equivalents at end of period                               $529,293             $ 13,421                $   529,293
                                                                         ==========           ==========              ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                                     Cumulative
                                                                                                                   For the Period
                                                                                 For the Three                    From May 19, 2000
                                                                                  Months Ended                      (Inception) to
                                                                                    March 31,                          March 31,
                                                                       ---------------------------------         -------------------
                                                                             2002                 2001                      2002
                                                                         ----------           ----------              ------------
                                                                        (Unaudited)          (Unaudited)              (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                             $   5,933            $    -                  $  9,074
                                                                         ==========           ==========              ==========

    Franchise taxes                                                      $    -               $    -                  $    800
                                                                         ==========           ==========              ==========

Schedule of Noncash Operating, Investing and Financing Activities:

    Deferred financing and offering costs                                $    -               $ 72,521                $242,189
                                                                         ==========           ==========              ==========

    Fair value of purchase reports issued
     in private placement                                                $    -               $ 57,550                $265,998
                                                                         ==========           ==========              ==========

    Equipment financed                                                   $    -               $ 33,202                $ 33,202
                                                                         ==========           ==========              ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)



NOTE 1 - PLAN OF ORGANIZATION.

         (a)  Organization and Presentation of Financial Statements:

                   MedStrong  International   Corporation  (the  "Company")  was
              incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. At December 31, 2001, the Company did not carry on any significant operations and has generated insignificant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The creation and marketing of the web site as proposed in its plan is according to management, dependent on its public offering of the Company's common stock. The Company's registration statement become effective on July 31, 2001. The Company offered for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The underwriter received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

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

         (a)  Basis of Presentation:

                   The accompanying  financial  statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position the Company as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the full year.

                   The  December  31, 2001  balance  sheet was derived  from the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction therewith.

         (b)  Revenue Recognition:

                   Through March 31, 2002, the Company had minimal  revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

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

NOTE  3 -  PROPERTY AND EQUIPMENT.

                   Property and equipment are as follows:


                                           March 31, 2002      December 31, 2001
                                           --------------      -----------------
Office equipment                               $68,992                $68,992
Furniture and fixtures                          17,145                 17,145
Leasehold improvements                           3,847                  3,847
                                           --------------      -----------------
                                                89,984                 89,984
Less:  Accumulated depreciation
         and amortization                       17,439                 11,624
                                           --------------      -----------------
                                               $72,545                $78,360
                                           ==============      =================

NOTE 4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                   Accounts  payable and accrued  expenses are  comprised of the following:

                                           March 31, 2002      December 31, 2001
                                           --------------      -----------------

Professional fees                            $103,942             $ 25,000
Interest                                          -                  4,195
Placement agent fees                              -                 54,250
Registration costs                                -                256,582
Sundry operating expenses                      62,835               44,656
                                           --------------      -----------------

                                            $ 166,777            $ 384,683
                                           ==============      =================


NOTE  5 -  NOTES PAYABLE.

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

                   During  January  and  February  2002 note  holders  exercised rights totaling 165,000 shares. The Company repaid the remaining $50,000 of these notes during the three months ended March 31, 2002.

                   During  April  thru  July  2001,  the  Company  issued  seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid during the three months ended March 31, 2002.

NOTE  6 -  LOAN PAYABLE - EQUIPMENT.

                   In March 2001, the Company purchased  computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment is being financed by a loan payable in monthly installments including interest at 12% per annum.

NOTE  7 -  RELATED PARTY TRANSACTIONS.

                   The Company was  indebted to its Chief  Executive  Officer at
              December 31, 2000 in the amount of $5,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001 $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000 which was paid during the three months ended March 31, 2002.

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

NOTE  10 - INCOME TAXES.

                   At December 31, 2001,  the Company had a net  operating  loss carryforward amounting to approximately $1,231,000 available to reduce future taxable income expiring through the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $419,000 has been fully reserved.

                   A  reconciliation  of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                                               Cumulative
                                                                                                            For the Period
                                              For the Three                  For the Year                 From May 18, 2000
                                               Months Ended                      Ended                      (Inception) to
                                              March 31, 2002                 March 31, 2001                  Mach 31, 2002
                                              --------------                 --------------                  -------------

Loss before
  income taxes                                ($160,600)                     ($ 248,200)                    ($1,391,500)
                                              --------------                 --------------                  -------------

Computed tax benefit at
  statutory rate                               ($54,600)  (34.0%)            ($ 84,400)      (34.0%)        ($473,100)      (34.0%)

Net operating loss
  valuation reserve                              54,600     34.0%               84,400        34.0%           473,100        34.0%
                                              --------------                 --------------                  -------------

Total tax benefits                             $     -        - %             $   -             - %           $   -            - %
                                              --------------                 --------------                  -------------

NOTE 11 -  CAPITAL STOCK.

         (a)  General:

                   The Board of Directors on October 17, 2000  memorialized  the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 26,000,000 common shares at par of $.001. During the year ending December 31, 2001, the Company issued an additional 365,000 shares to original note holders at $.01. The Company issued in 2001 common shares in conjunction with its initial public offering which closed on December 31, 2001 (see (b) below). In addition, the Company issued 200,000 shares to a member of its Medical Advisory Board.

         (b)  Initial Sale of The Company's Securities to the Public:

                   The  Company  filed its  prospectus  with the SEC on July 31,
              2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 8,000,000 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter's compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 1,600,000 shares of common stock at $0.75 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 4,302,000 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 4,302,000 units.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

         (a)  Leases:

                   The Company is  obligated  under an  operating  lease for its office space and a capital lease, payable to a related party, for certain equipment. The future minimum lease payments under these leases, at March 31, 2002 are as follows:


                                  INSERT CHART

                   Rent  expense  amounted to $22,845,  $19,185 and $104,263 for the three months ended March 31, 2002 and 2001 and from inception to March 31, 2002, respectively.

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

     MedStrong currently have three full-time professional, and two part-time technical and support personnel.

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


PART II:   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c)  Date                               Shares of Common Stock Sold
        ----                               ---------------------------
       January 18, 2002                                         55,000
       January 28, 2002                                         35,000
       January 30, 2002                                         40,000
       February 20, 2002                                        15,000
       February 26, 2002                                        20,000

     These shares of common stock were offered pursuant to exemption from registration under the Securities Act of 1933, as amended and afforded by
Section 4(2) thereof and Regulation D thereunder.

     The Company sold these shares to our noteholders who each have the right to purchase (for each $25,000 note) 10,000 shares of our common stock at $.01 per share after the first 60 days that the note is outstanding and then 5,000 shares at $.01 per share at the end of each additional 30 day period that the note is outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Through a private debt on December 20, 2000, the Company raised $250,000 by issuing 10 notes with interest at a rate of 5% per annum. The notes were due and payable 60 days from the date of the notes. The notes have been paid. The noteholders had the right to purchase 10,000 shares of our common stock for $.01 per share after the first 60 days that the note is outstanding and then 5,000 shares at $.01 per share at the end of each additional 30 day period that the note is outstanding. As of May 15, 2002, the noteholders collectively have purchased 365,000 shares of common stock. The interest expenses on these notes amounted to $2,166 for the three months ended March 31, 2002. During April, 2001 through July, 2001, the Company issued seven promissory notes of $25,000, each payable in 120 days at an interest rate of 10%. The notes have been paid.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2002

                                  MedStrong International Corporation


                                  /s/ Ronald Glime
                                  ----------------------------------------------
                                  Ronald Glime
                                  Chief Financial Officer