Form 10QSB
period 2002-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2002-08-19
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB



|---|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
| X |                 OF THE SECURITIES EXCHANGE ACT OF 1934
|---|
                  For the Quarterly Period Ended June 30, 2002


                                       OR

|---|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |                  OF THE SECURITIES EXCHANGE ACT OF 1934
|---|
                        For the Transition Period from to


                        Commission file number 333-57468

                       MEDSTRONG INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                          95-4855709
    (State of other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    500 Silver Spur Road, Suite 303
        Rancho Palos Verdes, CA                 90274
(Address of principal executive office)      (zip code)


        Registrant's telephone number, including area code: 310-544-9900

                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes X  No
                                                                      ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of outstanding common shares, par value $.001 at August 15, 2002 was 31,032,000 and the number of outstanding warrants to acquire common shares at August 15, 2002 was 4,732,000.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                  JUNE 30, 2002
                                   (Unaudited)

                                    I N D E X

                                                                                                              Page No.
                                                                                                              --------


Part I  - Financial Information:

               Item 1.      Financial Statements:

                            Balance Sheets as at June 30, 2002
                            and December 31, 2001 (Unaudited) ..............................................      3

                            Statements of Operations
                            For the Three Months and Six Months Ended June 30, 2002
                            and 2001 and Cumulative For the Period From
                            May 19, 2000 (Inception) to June 30, 2002 (Unaudited)  .........................      4

                            Statement of Stockholders' Equity
                            For the Six Months Ended June 30, 2002 .........................................      5


                            Statements of Cash Flows
                            For the Six Months Ended June 30, 2002 and 2001
                            and Cumulative For the Period From May 19, 2000
                            (Inception) to June 30, 2002 (Unaudited) .......................................    6-7

                            Notes to Financial Statements ..................................................   8-15


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ..................................  14-16



Part II - Other Information:

               Item 1 - Legal Proceedings                 ..................................................     15

               Item 2 - Changes in Securities and Use of Proceeds ..........................................     15

               Item 3 - Defaults Upon Senior Securities   ..................................................     15

               Item 4 - Submission of Matters to a Vote of Security Holders.................................     16

               Item 5 - Other Information                 ..................................................     16

               Item 6 - Exhibits and Reports on Form 8-K  ..................................................     16

                            Signatures                    ..................................................     16

                      MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                   A S S E T S
                                   -----------
                                                                                         June 30,           December 31,
                                                                                            2002                 2001
                                                                                     ------------------   ------------------
                                                                                        (Unaudited)         (Unaudited)

Current assets:
  Cash and cash equivalents                                                           $    280,251         $    983,948
  Prepaid expenses and other current assets                                                 43,392               60,934
                                                                                     ------------------   ------------------
        Total current assets                                                               323,643            1,044,882
                                                                                     ------------------   ------------------

Property and equipment, at cost, less accumulated
  depreciation and amortization                                                             69,796               78,360
                                                                                     ------------------   ------------------

Other assets:
  Security deposit                                                                          44,196               44,196
  Deferred charges                                                                             117                  570
                                                                                     ------------------   ------------------
        Total other assets                                                                  44,313               44,766
                                                                                     ------------------   ------------------

                                                                                      $    437,752          $ 1,168,008
                                                                                     ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable                                                                       $         -           $    75,000
  Accounts payable and accrued expenses                                                    286,024              384,683
  Loan payable - equipment                                                                      -                 5,813
  Due to stockholder                                                                            -                20,000
                                                                                     ------------------   ------------------
        Total current liabilities                                                          286,024              485,496
                                                                                     ------------------   ------------------

Deferred rent                                                                                4,716                4,129
                                                                                     ------------------   ------------------

Commitments and contingencies                                                                   -                    -

Stockholders' equity:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,032,000 shares
      at June 30, 2002 and 30,867,000
      shares at December 31, 2001                                                           31,032               30,867
  Additional paid-in capital                                                             1,879,965            1,878,480
  Deficit accumulated in the development stage                                         ( 1,763,985)         ( 1,230,964)
                                                                                     ------------------   ------------------
        Total stockholders' equity                                                         147,012              678,383
                                                                                     ------------------   ------------------

                                                                                      $    437,752          $ 1,168,008
                                                                                     ==================   ==================

                     See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                             For the Three                            For the Six                       Cumulative
                                              Months Ended                            Months Ended                    For the Period
                                               June 30,                                June 30,                    From May 19, 2000
                                   ----------------------------------     ----------------------------------         (Inception) to
                                        2002                2001               2002                2001               June 30, 2002
                                   ---------------     ---------------    ---------------      ---------------       ---------------
                                       (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenues                            $         682       $          18      $       1,167        $          18         $      2,027
Cost of sales                                 341                   6                583                    6                1,013
                                   ---------------     ---------------    ---------------      ---------------       ---------------

Gross profit                                  341                  12                584                   12                1,014

Operating expenses                        445,562             145,130            534,184              293,464            1,471,861
                                   ---------------     ---------------    ---------------      ---------------       ---------------

Loss from operations                    ( 445,221)          ( 145,118)         ( 533,600)           ( 293,452)         ( 1,470,847)
                                   ---------------     ---------------    ---------------      ---------------       ---------------

Other income (expenses):
  Interest income                           1,432                 -                3,816                  -                  3,984
  Financing costs                              -             ( 88,501)                -             ( 185,251)           ( 264,951)
  Interest expense                          ( 621)            ( 6,224)           ( 3,237)             ( 9,365)            ( 32,171)
                                   ---------------     ---------------    ---------------      ---------------       ---------------
Total other income (expenses)                 811            ( 94,725)               579            ( 194,616)           ( 293,138)
                                   ---------------     ---------------    ---------------      ---------------       ---------------

Net loss                                ($444,410)          ($239,843)         ($533,021)           ($488,068)         ($1,763,985)
                                   ===============     ===============    ===============      ===============       ===============

Per share data:
  Net loss per share -
    basic and diluted                      ($0.01)             ($0.01)            ($0.02)              ($0.02)
                                   ===============     ===============    ===============      ===============

Weighted average shares
  outstanding - basic and diluted      31,032,000          26,150,000         31,005,389           26,150,000
                                   ===============     ===============    ===============      ===============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock               Additional            in the             Total
                                              ------------------------------        Paid-in           Development      Stockholders'
                                                 Shares           Value            Capital               Stage            Equity
                                              -----------      -----------        -----------         -----------      -----------
Balance at December 31, 2001                   30,867,000       $  30,867         $1,878,480         ($1,230,964)       $ 678,383

Exercise of stock rights
  by noteholder                                   165,000             165              1,485                 -              1,650

Net loss                                               -               -                  -            ( 533,021)       ( 533,021)
                                              -----------      -----------        -----------         -----------      -----------

Balance at June 30, 2002                       31,032,000       $  31,032         $1,879,965         ($1,763,985)       $ 147,012
                                              ===========      ===========        ===========         ===========      ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                              For the Six                             For the Period
                                                              Months Ended                          From May 19, 2000
                                                                   June 30,                           (Inception) to
                                                           --------------------                    --------------------
                                                                 2002               2001              June 30, 2002
                                                           ---------------      ---------------    --------------------
                                                              (Unaudited)        (Unaudited)           (Unaudited)


Cash flows from operating activities:
  Net loss                                                     ($533,021)        ($ 488,068)          ($ 1,763,985)
                                                           ---------------      ---------------      -----------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders purchase rights               -             131,051                251,288
    Amortization of deferred financing costs                          -              43,200                 49,400
    Depreciation of property and equipment                        11,718              5,602                 23,342
    Deferred rent                                                    587              1,494                  3,575
    Deferred revenue                                                  -                 202                  1,141
    Deferred charges                                                 453               ( 71)                 ( 117)
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable                                             -               ( 140)                     -
      Prepaid expenses and other current assets                   17,542                -                 ( 43,392)
      Security deposit                                                -                 -                 ( 44,196)
      Accounts payable and accrued expenses                     ( 98,659)           122,942                278,524
                                                           ---------------      ---------------      -----------------
  Total adjustments                                             ( 68,359)           304,280                519,565
                                                           ---------------      ---------------      -----------------

Net cash used in operating activities                          ( 601,380)         ( 183,788)            (1,244,420)
                                                           ---------------      ---------------      -----------------

Cash flows used in investing activities:
  Purchase of property and equipment                             ( 3,154)          ( 53,866)              ( 59,018)
                                                           ---------------      ---------------      -----------------

Cash flows provided by financing activities:
  Registration costs and fees                                         -                 -                ( 326,980)
  Proceeds from notes payable                                         -             325,000                425,000
  Payments of notes payable                                     ( 75,000)               -                ( 425,000)
  Proceeds from issuance of common stock                           1,650              1,500              1,988,850
  Equipment loans                                               (  5,813)               -                 ( 32,481)
  Payments of financing costs                                         -            ( 43,200)              ( 45,700)
  Payments of stock subscriptions                                     -              26,000                      -
  Deferred registration costs                                         -            ( 55,517)                     -
  Due to stockholder                                            ( 20,000)          ( 25,120)                     -
                                                           ---------------      ---------------      -----------------
Net cash provided by (used in) financing activities             ( 99,163)           228,663              1,583,689
                                                           ---------------      ---------------      -----------------

Net increase (decrease) in cash and cash equivalents           ( 703,697)           ( 8,991)               280,251

Cash and cash equivalents at beginning of period                 983,948             24,418                      -
                                                           ---------------      ---------------      -----------------

Cash and cash equivalents at end of period                  $    280,251         $   15,427              $ 280,251
                                                           ===============      ===============      =================

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)



                                                                                                                      Cumulative
                                                                                                                    For the Period
                                                                              For the Six                          From May 19, 2000
                                                                              Months Ended                           (Inception) to
                                                                                June 30,                                June 30,
                                                                     --------------------------------------         ---------------
                                                                          2002                   2001                     2002
                                                                     ---------------        ---------------          ---------------
                                                                       (Unaudited)          (Unaudited)               (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                           $   7,432              $    -                   $   10,573
                                                                     ===============        ===============          ===============

    Income taxes                                                       $      -               $    -                   $      800
                                                                     ===============        ===============          ===============

Schedule of Noncash Operating, Investing and Financing Activities:

    Deferred financing and offering costs                              $      -               $  55,383                $  242,189
                                                                     ===============        ===============          ===============

    Fair value of purchase reports issued
     in private placement                                              $      -               $ 131,051                $  265,998
                                                                     ===============        ===============          ===============

    Equipment financed                                                 $      -               $  33,202                $   33,202
                                                                     ===============        ===============          ===============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


NOTE  1 -  PLAN OF ORGANIZATION.

               (a)  Organization and Presentation of Financial Statements:

                    MedStrong  International  Corporation  (the  "Company")  was
               incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Though June 30, 2002, the Company has not carried any significant operations and has generated insignificant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The underwriter received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.


               (b)  Principal Business Activity:

                    The Company intends to be a provider of medical,  health and fitness  information  and  services  through  the  Internet.  The
               Company intends to create an internet community with revenues from individuals subscribing to the Company's service either directly or through affiliations with healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, governmental agencies, etc., as well as from links to advertising, physician referrals, drug and vitamin sales via the online eStore that the Company intends to have on the Web site, as well as the sale of identification devices to its members.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

               (a)  Basis of Presentation:

                    The accompanying  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position the Company as of June 30, 2002 and the results of operations for the six and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year.

                    The  December  31, 2001  balance  sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2001 and should be read in conjunction therewith.


               (b)  Revenue Recognition:

                    Through June 30, 2002, the Company had minimal  revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.


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

               (i)  Prepaid Expenses and Other Current Assets:

                    Prepaid  expenses and other current  assets are comprised of the following:

                                           June 30, 2002       December 31, 2001
                                          -------------        -----------------

               Prepaid insurance             $29,050               $59,584
               Prepaid rent                    7,453                    -
               Other current assets            6,889                 1,350
                                          -------------        -----------------

                                             $43,392               $60,934
                                          =============        =================



NOTE  3 -  PROPERTY AND EQUIPMENT.

                    Property and equipment are as follows:

                                                    June 30, 2002             December 31, 2001
                                                    -------------             -----------------
               Office equipment                        $68,992                     $68,992
               Furniture and fixtures                   17,145                      17,145
               Leasehold improvements                    3,847                       3,847
               Computer and software                     3,154                         -
                                                    -------------             -----------------
                                                        93,138                      89,984
               Less:  Accumulated depreciation
                        and amortization                23,342                      11,624
                                                    -------------             -----------------

                                                       $69,796                     $78,360
                                                    =============             =================

NOTE  4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                    Accounts  payable and accrued  expenses are comprised of the following:

                                                      March 31, 2002             December 31, 2001
                                                      --------------             -----------------

               Professional fees                          $248,868                    $ 25,000
               Consulting fees                              18,861                         -
               Interest                                        -                         4,195
               Insurance contracts                          11,131                         -
               Placement agent fees                            -                        54,250
               Registration costs                              -                       256,582
               Sundry operating expenses                     7,164                      44,656
                                                      --------------             -----------------

                                                          $286,024                    $384,683
                                                      ==============             =================

NOTE  5 -  NOTES PAYABLE.

                    On  December  20,  2000,  the  Company  initiated  a private placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder has the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January and February 2002 note holders exercised rights to acquire 165,000 shares for $1,650 in cash. The Company repaid the remaining $50,000 of these notes on January 10, 2002. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty (60) day term of the notes.

                    During  April  through July 2001,  the Company  issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid during the six months ended June 30, 2002.

NOTE  6 -  LOAN PAYABLE - EQUIPMENT.

                    In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment is being financed by a loan payable in monthly installments including interest at 12% per annum.



NOTE  7 -  RELATED PARTY TRANSACTIONS.

                    The Company was indebted to its Chief  Executive  Officer at
               December 31, 2000 in the amount of $5,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus.
               During 2001 $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000, which was paid during the six months ended June 30, 2002.



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

                    On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000 which, effective March 1, 2001, has been reduced 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.

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

                    A reconciliation  of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                              Cumulative
                                                                                            For the Period
                                     For the Six                 For the Six              From May 18, 2000
                                     Months Ended                Months Ended              (Inception) to
                                    June 30, 2002               June 30, 2001                June 30,2002
                               -----------------------     -----------------------      -----------------------
Loss before
  income taxes                  ($533,021)                  ($488,068)                   ($1,763,985)
                                ==========                  ==========                   ============

Computed tax benefit at
  statutory rate                ( 181,227)  (34.0%)         ( 165,943)  (34.0%)          ( 599,755)   (34.0%)

Net operating loss
  valuation reserve               181,227    34.0%            165,943    34.0%             599,755     34.0%
                                ----------  -------         ----------  -------           ----------  -------

Total tax benefits               $    -        - %           $    -        - %            $     -        - %
                                ==========  =======         ==========  =======           ==========  =======


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

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

               (a)  Leases:

                    The Company is obligated  under an  operating  lease for its office space. The future minimum lease payments under these leases, at June 30, 2002 are as follows:

                               Years Ending           Operating
                                 March 31,              Lease
                              --------------         -------------

                                  2003                $  92,900
                                  2004                   48,475
                                                     -------------

                                                      $ 141,375
                                                     =============



                    Rent expense  amounted to $46,213,  $38,168 and $127,631 for the six months ended June 30, 2002 and 2001 and from inception to June 30, 2002, respectively.


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

          Effective July 1, 2002, MedStrong has an exclusive three-year contract with Trip Mate Insurance Agency, wherein Trip Mate provides MedStrong's Patient Data Quickly (PDQ) services free of charge to consumers who purchase travel insurance from them during the term of the agreement. In lieu of membership fees, Trip Mate will pay MedStrong a portion of their revenues from travel insurance sales during the term. Under the contract, Medstrong expects to receive minimum payments of $400,000 annually based upon Trip Mate's estimates of travel insurance premiums. Trip Mate's customers will be required to register with MedStrong in order to receive membership benefits. MedStrong will seek to have these customers renew their memberships at our regular fees. Medstrong is pursuing other leading companies in other industries in this wholesale endeavor to offer customers and member's medical records online.

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

          MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance and wholesalers offerings.

          MedStrong is focusing on the development of two target markets, the consumer direct market and the wholesale membership and insurance market. MedStrong's initial public offering will provide MedStrong the needed capital to develop the first target market on MedStrong's list, the consumer direct programs, while additional capital may be needed to develop the wholesale programs, which by nature are more sophisticated and intricate.

          MedStrong intends to pursue major affinity groups, wholesale membership organizations and insurance companies. MedStrong does not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain MedStrong's web site and services.

FORWARD-LOOKING STATEMENTS

          Except for the historical information contained herein, the matters discussed above or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to sell memberships, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business or (d) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

PART II:   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


Through a private debt Offering on December 20, 2000, the Company raised $250,000 by issuing 10 notes with interest at a rate of 5% per annum. The notes were due and payable 60 days from the date of the notes. The notes have been paid. The noteholders had the right to purchase 10,000 shares of our common stock for $.01 per share after the first 60 days that the note is outstanding and then 5,000 shares at $.01 per share at the end of each additional 30-day period that the note is outstanding. As of June 30, 2002, the noteholders collectively have purchased 530,000 shares of common stock. The interest expenses on these notes amounted to $2,166 for the six months ended June 30, 2002. During April 2001 through July 2001, the Company issued seven promissory notes of $25,000, each payable in 120 days at an interest rate of 10%. The notes have been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable


ITEM 5. OTHER INFORMATION


Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit 10.1 - Trip Mate Insurance Agency, Inc.

(b) Exhibit 99.1 - Certification of Periodic Financial Report Pursuant to 18.U.S.C. Section 1350 - page 20

(c)      Form 8-K
        The Company filed a Form 8-K on April 19, 2002 reporting three press releases dated March 21, 2002, April 10, 2002 and April 18, 2002 all reporting current business.



                                   SIGNATURES



          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 19, 2002

                                             MedStrong International Corporation





                                             /s/ Ronald Glime
                                             ------------------------
                                             Ronald Glime
                                             Chief Financial Officer