Form 10QSB
period 2002-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2002-11-14
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-QSB


     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from                  to
                                       -----------------   ------------------

                        Commission file number 333-57468

                       MEDSTRONG INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        95-4855709
      (State of other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      500 SILVER SPUR ROAD, SUITE 303
          RANCHO PALOS VERDES, CA                                   90274
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

The number of outstanding common shares, par value $.001 at November 14, 2002 was 31,032,000 and the number of outstanding warrants to acquire common shares at November 14, 2002 was 4,732,000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM. 1 FINANCIAL STATEMENTS.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                    I N D E X



                                                                        Page No.


Part I  - Financial Information:

          Item 1.      Financial Statements:

                       Balance Sheets as at September 30, 2002
                       and December 31, 2001 (Unaudited) ................      3

                       Statements of Operations
                       For the Three Months and Nine Months Ended
                       September 30, 2002 and 2001 and Cumulative
                       For the Period From May 19, 2000 (Inception)
                       to September 30, 2002 (Unaudited)  ...............      4

                       Statement of Stockholders' Equity
                       For the Nine Months Ended September 30, 2002 .....      5


                       Statements of Cash Flows
                       For the Nine Months Ended September 30, 2002 and 2001
                       and Cumulative For the Period From May 19, 2000
                       (Inception) to September 30, 2002 (Unaudited) ....    6-7

                       Notes to Financial Statements ....................   8-18


          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ....  19-24

          Item 3.      Controls and Procedures ..........................     24


Part II - Other Information:

          Item 1 - Legal Proceedings ....................................     25

          Item 2 - Changes in Securities and Use of Proceeds ............     25

          Item 3 - Defaults Upon Senior Securities ......................     25

          Item 4 - Submission of Matters to a Vote of Security Holders ..     25

          Item 5 - Other Information ....................................     26

          Item 6 - Exhibits and Reports on Form 8-K .....................     26

          Signatures ....................................................     27

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S
                                                                                         September 30,        December 31,
                                                                                             2002                 2001
                                                                                        -------------        -------------
                                                                                         (Unaudited)          (Unaudited)

Current assets:
  Cash and cash equivalents                                                             $    69,794          $   983,948
  Accounts receivable                                                                        25,434                  -
  Prepaid expenses and other current assets                                                  24,118               60,934
                                                                                        -------------        -------------
        Total current assets                                                                119,346            1,044,882
                                                                                        -------------        -------------

Property and equipment, at cost, less accumulated
  depreciation and amortization                                                              66,424               78,360
                                                                                        -------------        -------------

Other assets:
  Security deposit                                                                           44,196               44,196
  Deferred charges                                                                              117                  570
                                                                                        -------------        -------------
        Total other assets                                                                   44,313               44,766
                                                                                        -------------        -------------

                                                                                        $   230,083          $ 1,168,008
                                                                                        =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                         $        -           $    75,000
  Accounts payable and accrued expenses                                                     338,773              384,683
  Loan payable - equipment                                                                       -                 5,813
  Due to stockholder                                                                             -                20,000
                                                                                        -------------        -------------
        Total current liabilities                                                           338,773              485,496
                                                                                        -------------        -------------

Deferred rent                                                                                 5,229                4,129
                                                                                        -------------        -------------

Deferred revenue                                                                             21,025                   -
                                                                                        -------------        -------------

Commitments and contingencies                                                                    -                    -

Stockholders' equity:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,032,000 shares
      at September 30, 2002 and 30,867,000
      shares at December 31, 2001                                                             31,032               30,867
  Additional paid-in capital                                                               1,879,965            1,878,480
  Deficit accumulated in the development stage                                          (  2,045,941)        (  1,230,964)
                                                                                        -------------        -------------
        Total stockholders' equity                                                      (    134,944)             678,383
                                                                                        -------------        -------------

                                                                                        $    230,083         $  1,168,008
                                                                                        =============        =============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                  For the Three                         For the Nine                Cumulative
                                                   Months Ended                         Months Ended              For the Period
                                                   September 30,                        September 30,            From May 19, 2000
                                            ---------------------------       ---------------------------          (Inception) to
                                              2002                2001             2002                2001      September 30, 2002
                                          ----------          ----------       ----------          ----------    -------------------
                                          (Unaudited)         (Unaudited)      (Unaudited)         (Unaudited)      (Unaudited)

Revenues                                   $ 19,513           $     271        $  20,680            $    289        $   21,540
Cost of sales                                   246                 135              829                 141             1,259
                                         -----------         -----------      -----------          ----------      ------------

Gross profit                                 19,267                 136           19,851                 148            20,281

Operating expenses                          301,484             233,796          835,668             527,960         1,773,345
                                         -----------         -----------      -----------          ----------      ------------

Loss from operations                      ( 282,217)          ( 233,660)      (  815,817)          ( 527,812)      ( 1,753,064)
                                         -----------         -----------      -----------          ----------      ------------

Other income (expenses):
  Interest income                               415                 -              4,231                 -               4,399
  Financing costs                                -            (  76,000)               -           ( 261,251)      (   264,951)
  Interest expense                        (     154)          (   9,412)      (    3,391)          (  18,777)      (    32,325)
                                         -----------         -----------      -----------         -----------      ------------
Total other income (expenses)                   261           (  85,412)             840           ( 280,028)      (   292,877)
                                         -----------         -----------      -----------         -----------      ------------

Net loss                                  ($281,956)          ($319,072)      ($ 814,977)          ($807,840)      ($2,045,941)
                                         ===========         ===========      ===========         ===========      ============

Per share data:
  Net loss per share -
    basic and diluted                     ($   0.01)          ($   0.01)      ($    0.03)             ($0.03)
                                         ===========         ===========      ===========         ===========

Weighted average shares
  outstanding - basic and diluted        31,032,000          26,131,000       31,014,454          26,131,000
                                         ===========         ===========      ===========         ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)



                                                                                                Deficit
                                                                                              Accumulated
                                               Common Stock               Additional            in the                 Total
                                          ----------------------            Paid-in           Development          Stockholders'
                                          Shares           Value            Capital               Stage                Equity
                                       -----------        --------        -----------        ------------          -------------


Balance at December 31, 2001            30,867,000         $30,867         $1,878,480        ($1,230,964)            $ 678,383

Exercise of stock rights
  by noteholder                            165,000             165              1,485                 -                  1,650

Net loss                                       -               -                  -          (   814,977)           (  814,977)
                                       -----------        -----------      -----------        -----------           -----------

Balance at September 30, 2002           31,032,000         $31,032         $1,879,965        ($2,045,941)           ($ 134,944)
                                       ===========        ===========      ===========        ===========           ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                For the Nine                  Cumulative
                                                                                Months Ended                  For the Period
                                                                                September 30,                 From May 19, 2000
                                                                        -------------------------------       (Inception) to
                                                                            2002                 2001          September 30, 2002
                                                                        ----------           ----------       -------------------
                                                                        (Unaudited)          (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net loss                                                              ($814,977)           ($807,840)           ($2,045,941)
                                                                        ----------           ----------           ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders purchase rights                        -               204,551                251,288
    Amortization of deferred financing costs                                   -                45,700                 49,400
    Depreciation of property and equipment                                 17,620                8,617                 29,244
    Deferred rent                                                           1,100                2,241                  4,088
    Deferred revenue                                                       21,025                1,202                 22,166
    Deferred charges                                                          453             (    570)            (      117)
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable                                                ( 25,434)                  -              (   25,434)
      Prepaid expenses                                                     36,816             (  1,220)            (   24,118)
      Security deposit                                                         -                    -              (   44,196)
      Accounts payable and accrued expenses                              ( 45,910)             121,004                331,273
                                                                        ----------           ----------           ------------
  Total adjustments                                                         5,670              381,525                593,594
                                                                        ----------           ----------           ------------

Net cash used in operating activities                                   ( 809,307)           ( 426,315)            (1,452,347)
                                                                        ----------           ----------           ------------

Cash flows used in investing activities:
  Purchase of property and equipment                                    (   5,684)            ( 55,864)            (   61,548)
                                                                        ----------           ----------           ------------

Cash flows provided by financing activities:
  Registration costs and fees                                                  -                    -              (  326,980)
  Proceeds from notes payable                                                  -               350,000                425,000
  Payments of notes payable                                              ( 75,000)                  -              (  425,000)
  Proceeds from issuance of common stock                                    1,650              240,850              1,988,850
  Equipment loans                                                        (  5,813)                   -             (   32,481)
  Payments of financing costs                                                  -             (  45,700)            (   45,700)
  Payments of stock subscriptions                                              -                26,000                     -
  Deferred registration costs                                                  -             (  62,522)                    -
  Due to stockholder                                                     ( 20,000)           (  25,120)                    -
                                                                        ----------           ----------           ------------
Net cash provided by (used in) financing activities                      ( 99,163)             483,508              1,583,689
                                                                        ----------           ----------           ------------

Net increase (decrease) in cash and cash equivalents                    ( 914,154)               1,329                 69,794

Cash and cash equivalents at beginning of period                          983,948               24,418                     -
                                                                        ----------           ----------           ------------

Cash and cash equivalents at end of period                               $ 69,794             $ 25,747             $   69,794
                                                                        ==========           ==========           ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                                                                                                    Cumulative
                                                                                                                  For the Period
                                                                                For the Nine                     From May 19, 2000
                                                                                Months Ended                       (Inception) to
                                                                                 September 30,                         June 30,
                                                                             2002                 2001                   2002
                                                                            -------             --------                --------

(Unaudited) (Unaudited) (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                                $ 3,391             $  2,228                $    -
                                                                            =======             ========                ========

    Income taxes                                                            $    -              $    -                  $    -
                                                                            =======             ========                ========

Schedule of Noncash Operating, Investing and Financing Activities:

    Deferred financing and offering costs                                   $    -              $191,439                $249,689
                                                                            =======             ========                ========

    Fair value of purchase rights issued
     in private placement                                                   $    -              $204,551                $265,998
                                                                            =======             ========                ========

    Equipment financed                                                      $    -              $ 33,202                $ 34,120
                                                                            =======             ========                ========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE  1 -  PLAN OF ORGANIZATION.

           (a) Organization and Presentation of Financial Statements:

                MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through September 30, 2002, the Company has not carried any significant operations and has generated insignificant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the
           Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's underwriter on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The underwriter received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

           (b) Principal Business Activity:

           The Company has established four target markets for the Company's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity wholesalers offerings.

The Company is focusing on the development of two target markets, the consumer direct market and the affinity group wholesale membership and insurance company market. The Company's initial public offering provided the Company the needed capital to develop the first target market on the Company's list, the consumer direct programs, while additional capital may be needed to develop the wholesale programs, which by nature are more sophisticated and intricate.

The Company intends to pursue major affinity groups, wholesale membership organizations and insurance companies. The Company does not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain the Company's web site and services.

NOTE  2 -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

           (a) Basis of Presentation:

                The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations for the nine and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year. The December 31, 2001 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2001 and should be read in conjunction therewith.


           (b) Revenue Recognition:

                Through September 30, 2002, the Company had minimal revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.


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

NOTE  2 -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.
(Continued)

           (e) Property and Equipment:

                Property  and   equipment  are  stated  at  cost  less
           accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs are charged to expense as incurred. Significant renewals and replacements, which substantially extend the lives of the assets, are capitalized. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.


           (f) Income Taxes:

                The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.


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

           (i) Prepaid Expenses and Other Current Assets:

                Prepaid   expenses  and  other   current   assets  are
           comprised of the following:

                                 September 30, 2002            December 31, 2001
                                 ------------------            -----------------

     Prepaid insurance                $ 12,062                      $59,584
     Prepaid rent                        7,453                           -
     Other current assets                4,603                        1,350
                                      --------                      -------

                                      $ 24,118                      $60,934
                                      ========                      =======



NOTE  3 -  PROPERTY AND EQUIPMENT.

                Property and equipment are as follows:

                                           September 30, 2002       December 31, 2001
                                           ------------------       -----------------

     Office equipment                           $ 69,665                $ 68,992
     Furniture and fixtures                       17,145                  17,145
     Leasehold improvements                        3,847                   3,847
     Computer and software                         5,010                     -
                                                ---------               --------
                                                  95,667                  89,984
     Less:  Accumulated depreciation
              and amortization                    29,243                  11,624
                                                ---------               --------

                                                $ 66,424                $ 78,360
                                                =========               ========

NOTE  4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                Accounts payable and accrued expenses are comprised of the following:

                                    September 30, 2002       December 31, 2001
                                    ------------------       -----------------

Professional fees                         $278,310                $ 25,000
Consulting fees                             19,749                     -
Interest                                       -                     4,195
Placement agent fees                           -                    54,250
Registration costs                             -                   256,582
Sundry operating expenses                   40,714                  44,656
                                         ---------               ---------

                                          $338,773                $384,683
                                         =========               =========

NOTE  5 -  NOTES PAYABLE.

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

                During April through July 2001, the Company issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding which was repaid during the nine months ended September 30, 2002.



NOTE  6 -  LOAN PAYABLE - EQUIPMENT.

                In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was repaid during the nine months ended September 30, 2002.



NOTE  7 -  RELATED PARTY TRANSACTIONS.

                The Company was indebted to its Chief Executive Officer at December 31, 2000 in the amount of $5,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001 $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000, which was paid during the nine months ended September 30, 2002.


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

                On December  15,  2000,  the Company  entered  into an
           employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000 which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000,
           (iii)  an  incentive  bonus  to  be  determined   prior  to
           commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.


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

                A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                                              Cumulative
                                                                                                              For the Period
                                              For the Nine                    For the Nine                  From May 18, 2000
                                              Months Ended                    Months Ended                   (Inception) to
                                           September 30, 2002              September 30, 2001                September 30,2002
                                           -------------------            --------------------              --------------------
Loss before
  income taxes                               ($814,977)                  ($807,840)                      ($2,045,941)
                                             ==========                  ==========                      ============

Computed tax benefit at
  statutory rate                             ( 277,092)   (34.0%)        ( 274,665)       (34.0%)         ( 695,619)        (34.0%)

Net operating loss
  valuation reserve                            277,092      34.0%          274,665         34.0%             695,619         34.0%
                                             ----------   --------        ---------       -------          ----------       -------

Total tax benefits                           $      -         - %         $    -             - %           $     -             - %
                                             ==========   ========        =========       =======          ==========       =======

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

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

           (a) Leases:

                The Company is obligated under an operating lease for its office space. The future minimum lease payments under these leases, at September 30, 2002 are as follows:

                             Years Ending                         Operating
                              September 30,                         Lease
                             ---------------                      ----------
                                 2003                              $79,003
                                 2004                               19,943
                                                                   --------

                                                                   $98,946
                                                                   ========

                Rent expense amounted to $69,320, $58,573 and $150,738 for the nine months ended September 30, 2002 and 2001 and from inception to September 30, 2002, respectively.


           (b) Maintenance Contract:

                The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage. The contract was cancelled during the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained in this quarterly report, the matters discussed above or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to sell memberships, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business or (d) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

DESCRIPTION OF BUSINESS

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

MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity wholesalers offerings.

MedStrong is focusing on the development of two target markets, the consumer direct market and the affinity group wholesale membership and insurance company market. MedStrong's initial public offering provided MedStrong the needed capital to develop the first target market on MedStrong's list, the consumer direct programs, while additional capital may be needed to develop the wholesale programs, which by nature are more sophisticated and intricate.

MedStrong intends to pursue major affinity groups, wholesale membership organizations and insurance companies. MedStrong does not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain MedStrong's web site and services.

MedStrong has three levels of family membership packages. MedStrong, through contracted alliances, offers a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels include the Online Medical Records service. Through a membership identification card for Level II and III, MedStrong's member has access to various health benefit discount national services and can save on his/her annual health costs. The consumer member has the following benefits: access to medical journals and articles, access to MedStrong's health eNews, and drugstore discounts at MedStrong's online "E-Store." These services are presently available and other additions of medical content are under development.

The following memberships are currently available:

Level One - Emergency Room PDQ - includes  medical records online for the member
---------
and three additional family members that live in the member's household for an annual fee of $19.95.

Level Two -  Emergency  Room PDQ Plus -  includes  medical  records  online  and
---------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and three additional family members that live in the member's household for an annual fee of $69.95.

Level  Three -  Emergency  Room PDQ VIP,  includes  medical  records  online and
------------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and three additional family members that live in the member's household for an annual fee of $89.95.

These fees will provide MedStrong with revenues and may encourage MedStrong members to use only MedStrong's web site for the services it will provide.

MedStrong currently has four full-time professional employees, and two part-time consultants.

RECENT TRANSACTIONS

AGREEMENT WITH TRIP MATE INSURANCE AGENCY

Effective July 1, 2002, MedStrong has an exclusive three-year contract with Trip Mate Insurance Agency, Inc. ("Trip Mate"), wherein Trip Mate will provide free of charge to approximately 1.5 million policy holders who purchase travel insurance from them during the term of the agreement, MedStrong's Patient Data Quickly (PDQ) services. In lieu of membership fees, Trip Mate will pay MedStrong a portion of their revenues from travel insurance sales during the term. Under the contract, Medstrong expects to receive minimum payments of $400,000 annually based upon Trip Mate's estimates of travel insurance premiums. Initial revenues under this contract were received in the three months ended September 30, 2002. Trip Mate's customers will be required to register with MedStrong in order to receive membership benefits. MedStrong will seek to have these customers renew their memberships at regular fees. Medstrong is pursuing other leading companies in other industries in this wholesale endeavor to offer customers and member's medical records online. This business model utilizes the consumer platform for package selling to wholesale communities.

AGREEMENT WITH JVF INTERNATIONAL SOLUTIONS, INC.

On September 18, 2002, the Company signed an agreement with JVF International Solutions, Inc. ("JVF"), a Puerto Rican corporation, to grant exclusive rights to fully develop, market and sell MedStrong's Patient Data Quickly (PDQ) Medical Records Online program in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, the Caribbean and Venezuela. For these rights, JVF will pay the Company $100,000 thirty days from the execution of the Letter of Intent, and $150,000 ninety days thereafter or $200,000 with JVF obtaining rights in the Venezuela territory. On October 18, 2002, the Company granted JVF an extension of 30 days for the initial payment of $100,000.

AGREEMENT WITH ROAD AMERICA

On October 16, 2002, the Company signed a three year exclusive agreement with Road America, a road service club that focuses on driver security. Pursuant to the agreement, Road America will have the non-exclusive right to represent, promote and sell the MedStrong's Patient Data Quickly (PDQ) Medical Records Online program in the United States and Canada. Road America will include MedStrong's "Driver Patient Data Quickly" with each of its offerings. Road America will pay MedStrong approximately six percent of Road America's membership fee which shall be payable to MedStrong on the same periodic terms it receives payment from its clients.


DEBT PRIVATE OFFERING

The Company is offering, by a Private Placement Memorandum (the "Memorandum"), to accredited investors, up to $250,000 in promissory notes (the "Notes"), in $5,000 increments or multiples thereof, each bearing interest at 15% per annum, and each due six months from the date issued (the "Maturity Date"). Principal shall be payable at the Maturity Date and interest shall be payable monthly in arrears. In the event that the Notes are not paid at the Maturity Date, the interest rate will increase to a default rate of 20%. No Notes have been subscribed for as of the date of this quarterly report.

The Notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The Notes will rank pari passu among themselves and the Notes are not senior to other debt, if any, of the Company. There is a substantial risk that the Company will not have cash available at the Maturity Date of the Notes, or at any time thereafter, to pay the amounts due on the Notes. At September 30, 2002 the Company has, less than $70,000 cash and cash equivalents. Although the Company expects its revenues to increase during the balance of the calendar year 2002 and during the first months of 2003, unless the Company's revenues increase to the point where it has generated cash in excess of expenses equal to the amount due on the Notes, or the Company initiates additional equity or debt financing in an amount sufficient to pay the amounts due on the Notes, the Company's funds will not be sufficient to pay what will be due on the Notes and the Notes will thus be in default. The noteholders may, therefore, either lose their investment entirely or be required to wait for an indefinite period of time until the Company has achieved a cash position which enables the Notes to be paid.

LIQUIDITY AND FINANCIAL RESOURCES

As of November 14, 2002, the Company had approximately 60 days of cash left to operate. This includes an estimate of $15,000 per month for the next two months generated by Trip Mate.

Over the next twelve months, it is estimated that approximately $800,000 in revenue will be generated by the Trip Mate transaction with expenses for the same period totaling $1,200,000. A $400,000 loss is estimated for that period, assuming no additional customers or transactions similar to Trip Mate are obtained in the next twelve months.

Over 95% of the revenue in the current quarter was generated from the Trip Mate contract. MedStrong expects that at least that portion of immediate future revenues will be derived from Trip Mate customers. MedStrong is heavily dependent upn the success of the Trip Mate business model.However, one additional client equivalent to Trip Mate will bring the company to profitability and cash flow positive since all general and administrative costs are paid for out of projected revenues from the Trip Mate transaction.

The additional borrowing in the amount of $250,000 generated by the Notes allow the Company the time to market and obtain new clients during the next six months. The proceeds of the Notes will be used for marketing as well as general and administrative expenses.

Two potential additional clients have signed agreements to market or include the Medical Records online program in their offerings to their customers. There is no assurance that any revenues will even be generated from such arrangements. However, the Company anticipates that, over the next twelve month, at least $1,000,000 in gross revenues will be generated by these arrangements.

BUSINESS STRATEGY

MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity wholesalers offerings.

MedStrong is focusing on the development of two target markets, the consumer direct market and the affinity group wholesale membership and insurance company market. MedStrong's initial public offering provided MedStrong the needed capital to develop the first target market on MedStrong's list, the consumer direct programs, while additional capital may be needed to develop the wholesale programs, which by nature are more sophisticated and intricate.

MedStrong intends to pursue major affinity groups, wholesale membership organizations and insurance companies. MedStrong does not contemplate any purchase or sale of plants or significant equipment beyond the basic technological equipment of computers and servers necessary to maintain MedStrong's web site and services.


CRITICAL ACCOUNTING POLICIES


The Securities and Exchange Commission recently issued "Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.


Accounting for revenues requires management's judgment as to the nature, timing and extent of recording and recognizing revenues when earned under its various programs. Revenues generated under a time value membership contract requires management's judgment as to when revenues are earned and the related costs are incurred throughout the life of the membership contract. Revenues generated from income from membership fees, are earned on a pro rata basis.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

The Company issued, and may continue to issue, its common stock for services. The Company had issued stock rights to noteholders as additional interest in addition to the notes' stated 10% interest and issued shares of its common stock to a member of its medical advisory board. The cost associated with these transactions was based on an intrinsic fair value of $.50 per share. It is the Company's judgment that, since the Company's common stock is publicly traded, the best determination of fair value of the stock it issues is the midpoint of the latest bid and ask price of the stock at the date of issuance.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Jerry R. Farrar, and its Chief Financial Officer, Ronald Glime, are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report. Each of them has, within 90 days prior to the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report. Since their evaluation, no significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent accountants in connection with their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review the Company's accounting, auditing and financial matters. The Audit Committee and the independent accountants have free access to each other, with or without management being present.

PART II:   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2002, the Annual Meeting of Stockholders of the Company was in New York, New York for the purpose of the following:

(a) The stockholders elected the following directors: Jerry R. Farrar; Joel San Antonio; David L. Knowlton; Ronald Glime; David Scotch. There were no solicitations in opposition to management's nominees for directors. Each of the directors nominated by the entire board of directors of the Company and listed in the proxy statement was elected with the votes as follows:

----------------------- ------------------ ----------------- ------------------
Nominee                 For                Against           Abstain
----------------------- ------------------ ----------------- ------------------
Jerry R. Farrar         25,981,650         0                 0
----------------------- ------------------ ----------------- ------------------
Joel San Antonio        25,981,650         0                 0
----------------------- ------------------ ----------------- ------------------
David L. Knowlton       25,981,650         0                 0
----------------------- ------------------ ----------------- ------------------
Ronald Glime            25,981,650         0                 0
----------------------- ------------------ ----------------- ------------------
David Scotch            25,981,650         0                 0
----------------------- ------------------ ----------------- ------------------


The stockholders ratified the selection of Weinick Sanders Leventhal & Co., LLP as the Company's independent auditors with a vote of 25,681,650 shares in favor of the selection, 0 shares against the selection and 300,000 shares abstaining.

The stockholders approved the adoption of the Company's 2002 Stock Plan (the Plan") with a vote of 25,680,650 shares in favor of the adoption of the Plan, 1,000 shares against the adoption of the Plan and 300,000 shares abstaining.

ITEM 5. OTHER INFORMATION

On October 10, 2002, the Vice President of Technology and Chief Technology Officer submitted his resignation. The function of Chief Technology Officer has been filled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

4(a)     MedStrong International Corporation 2002 Stock Plan

10(a) Agreement between the Company and JVF International Solutions, Inc. dated September 18, 2002

10(b)    Agreement between the Company and Road America dated October 16, 2002

99(a)    Press Release dated October 30, 2002

99(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350

99(c)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350

(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2002

                                          MedStrong International Corporation



                                         /s/ Ronald Glime
                                         ---------------------------------
                                         Ronald Glime
                                         Chief Financial Officer

                                  EXHIBIT INDEX


----------------------------------- ----------------------------------------------------------- --------------------------------
          Exhibit Number                                   Description                                       Page
----------------------------------- ----------------------------------------------------------- --------------------------------

----------------------------------- ----------------------------------------------------------- --------------------------------
               4(a)                 MedStrong International Corporation 2002 Stock Plan                       29
----------------------------------- ----------------------------------------------------------- --------------------------------
              10(a)                 Agreement between the Company and JVF International
                                    Solutions, Inc. dated September 18, 2002                                  41
----------------------------------- ----------------------------------------------------------- --------------------------------
              10(b)                 Agreement between the Company and Road America dated
                                    October 16, 2002                                                          44
----------------------------------- ----------------------------------------------------------- --------------------------------
              99(a)                 Press Release dated October 30, 2002                                      49
----------------------------------- ----------------------------------------------------------- --------------------------------
              99(b)                 Certification of Chief Financial Officer Pursuant to 18
                                    U.S.C. Section 1350                                                       51
----------------------------------- ----------------------------------------------------------- --------------------------------
              99(c)                 Certification of Chief Executive Officer Pursuant to 18
                                    U.S.C. Section 1350                                                       53
----------------------------------- ----------------------------------------------------------- --------------------------------

                                       28