Form 10KSB
period 2002-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2003-04-15
CIK 1136711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                    to
                                   -------------------   -------------------

Commission file number 333-57468
                       ---------

                       MedStrong International Corporation
                       -----------------------------------
                 (Name of small business issuer in its charter)


Delaware                                                              95-4855709
---------                                                             ----------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA              90274
--------------------------------------------------------              -----
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number (310) 544-9900
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                        Warrant to Purchase Common Stock
                        --------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Issuer's revenues for its most recent fiscal year are $61,574.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $4,629,600 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 4, 2003, quoted by the National Quotation Bureau, LLC in the over-the-counter market. The aggregate market value of the Warrants held by nonaffiliates of the Issuer was approximately $699,520 based upon the last sales price on April 4, 2003, quoted by the National Quotation Bureau, LLC in the over-the-counter market.


The number of shares outstanding the issuer's common stock, $.001 par value, was 31,158,000 as of April 4, 2003 and the number of outstanding Warrants was 4,732,000 as of April 4, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X___

                                TABLE OF CONTENTS

PART I
      Item 1.     Description of Business................................................................1
      Item 2.     Description of Property................................................................8
      Item 3.     Legal Proceedings......................................................................8
      Item 4.     Submission of Matters to a Vote of Security Holders....................................8

PART II

      Item 5.     Market for Common Equity and Related Stockholder Matters...............................9
      Item 6.     Management's Discussion and Analysis or Plan of Operation.............................10
      Item 7.     Financial Statements..................................................................17
      Item 8.     Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure...................................................34

PART III

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.....................................35
      Item 10.    Executive Compensation................................................................42
      Item 11     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters............................................43
      Item 12.    Certain Relationships and Related Transactions........................................44
      Item 13.    Exhibits and Reports on Form 8-K......................................................44
      Item 14.    Controls And Procedures...............................................................46
      Item 16.    Principal Accountant Fees and Sevices.................................................46
EXHIBIT INDEX...........................................................................................49

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BACKGROUND

     MedStrong International Corporation ("MedStrong" or the "Company") is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. As of April 4, 2003, 31,158,000 shares of common stock have been issued and are outstanding. 4,732,000 warrants to purchase one share of the Company's common stock at a purchase price of $.75 are presently outstanding, but have not been exercised. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRGW respectively.

MEDICAL RECORDS BUSINESS

GENERAL BUSINESS
----------------

     MedStrong has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at www.medstrong.com. MedStrong calls its service "Online Medical Records" and "Patient Data Quickly."

     MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity group wholesalers offerings.

     MedStrong is focusing on the development of two of its target markets, the consumer direct market and the affinity group wholesale membership and insurance company market.

MEMBERSHIP
----------

     MedStrong has three levels of family membership packages for the consumer direct market. MedStrong, through contracted alliances, offers a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels include the Online Medical Records service. Through a membership identification card for Level II and III, MedStrong's member has access to various health benefit discount national services and can save on his/her annual health costs.

The consumer member has the following benefits: access to medical journals and articles, access to MedStrong's health eNews, and drugstore discounts at MedStrong's online "E-Store." These services are presently available and other additions of medical content are under development.

     The following consumer memberships are currently available:

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

     Every member of MedStrong receives a form of identification, a card, which they should carry at all times. The card will alert doctors and nurses in an emergency situation that the patient is a Member of MedStrong. The card provides instructions to the attending medical team as how to access the patient's medical records in an emergency.

     These fees will provide MedStrong with revenues and may encourage MedStrong members to use only MedStrong's web site for the services it will provide.

     MedStrong has been pursuing major affinity groups, wholesale membership organizations and insurance companies. Medstrong has contracts with five companies that require its customers to register with MedStrong in order to receive membership benefits with its company. MedStrong seeks to develop this wholesale business by pursuing other leading companies in other industries to offer customers and member's medical records online. This business model utilizes the consumer platform for package selling to wholesale communities. The Company has current income from these contracts, but not enough to pay the Company's expenses.

     The Company entered into a representative agreement with Stuart Graff in July 2002 and wholesale agreements with Trip Mate Insurance Agency, Inc. in July 2002, JVF International Solutions, Inc. in September 2002 (amended in February
2003), Road America in October 2002 (amended in January 2003), MD Data Networks, LLC in December 2002 and Member Service Center Inc. in March 2003.

     The Company currently has a total of 816,699 members virtually all of whom have received subscriptions through the Company's affinity group relationships.

     On December 3, 2002 Medstrong was issued a United States Trademark Registration for the mark "MEDSTRONG".

TECHNOLOGY
----------

     In September 2002 the Company terminated its hardware web site hosting arrangement with Dominion Technology Partners. However, Dominion Technology Partners continues to provide the Company with software support services. The Company currently manages internally its web server and hosting hardware and it is in the process of establishing a relationship with a company to house its web server and hosting hardware in an all circumstance secure facility. The Company uses Compaq Servers running on a Windows NT 2000 operating system, Microsoft Internet Information Server for the web server software and Microsoft SQL Server
7.0 as the database software. In order to enforce security and authentication, the Company is using Verisign certificates for its secure sockets layer. The Company is also using PayLink Pro for its e-commerce software solution. The Company's web site was developed using HTML (hyper-text mark-up language) and ASP (active server pages) for the front end GUI (graphical user interface) representation. The process flow and validation functionality is coded in Visual Basic COM (component object model) objects and Microsoft SQL Server stored procedures.

PRIVACY
-------

     Individuals' medical records and other information flow through MedStrong's web site and MedStrong intends that the information provided by its subscribers will remain secure and private. Recently, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has been enacted and became effective as of April 14, 2001. HIPAA is a privacy rule that, among other purposes, creates a framework for ensuring the safety, security and integrity of electronically stored and transmitted healthcare information. HIPAA has the following three goals: (1) to control inappropriate use of individuals' personal health information and provide individuals with access to his or her personal health information, (2) to improve the quality of healthcare by creating a trust among patient, providers and organizations and (3) to establish a national healthcare framework that will improve the efficiency of delivery of healthcare to a patient. Additional legislation may be adopted at the federal or state level that may restrict the availability of medical records. MedStrong has accomplished privacy for its members by having a two-tier system that combines leading technical safeguards and a code of conduct for those employees that are permitted access to its customers' information. Technically, the Company uses Secure Sockets Layer encryption technology to help ensure the integrity and privacy of its information. Encryption technology is used to code information on the web so it may not be seen by unauthorized individuals. As additional security measures, the Company keeps all information physically separate. The customer's password is encrypted and stored on a separate database. Only the Company's authorized employees are permitted to access the information through the authentication of a thumbprint and a token. The Company has instituted a policy whereby all of its employees are required to abide by its privacy policy and those employees who violate the policy are subject to disciplinary action. Consumers or health professionals may not accept its assurances of security, which will impede its ability to market its products and services.

EMPLOYEES

     As of March 2003, the Company had four full-time and three part-time professional, technical, and support personnel. Medstrong has entered into an employment agreement with its Chief Executive Officer, which is described below in Item 10. Executive Compensation.

MATERIAL AGREEMENTS RELATING TO THE  MEDICAL RECORDS BUSINESS

     Medstrong is pursuing leading companies in various industries in an endeavor to offer customers and member's medical records online. This business model utilizes the consumer platform for package selling to wholesale communities.

REPRESENTATIVE AGREEMENT

     On July 1, 2002, Medstrong signed a one-year agreement with Stuart Graff, an independent representative, to solicit sales on behalf of the Company. The agreement is automatically renewable unless either party provides at least 60 days notice. Compensation is paid on a fixed percentage to the representative.

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

AGREEMENT WITH JVF INTERNATIONAL SOLUTIONS, INC.

     On September 18, 2002, the Company signed an agreement with JVF International Solutions, Inc. ("JVF"), a Puerto Rican corporation, to grant exclusive rights to fully develop, market and sell MedStrong's Spanish version of Patient Data Quickly (PDQ) Medical Records Online program in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, the Caribbean and Venezuela. For these rights, JVF will pay the Company $100,000 thirty days from the execution of the Letter of Intent, and $150,000 ninety days thereafter or $200,000 with JVF obtaining rights in the Venezuela territory. On February 11, 2003, the Company granted JVF an extension to June 1, 2003 for the initial payment of $100,000. During this period, both parties will work on the Spanish web site.

AGREEMENT WITH ROAD AMERICA

     On October 16, 2002, the Company signed a three-year exclusive agreement with Road America, a road service club that focuses on driver security. Pursuant to the agreement, Road America will have the non-exclusive right to represent, promote and sell the MedStrong's Patient Data Quickly (PDQ) Medical Records Online program in the United States and Canada. Road America will include MedStrong's "Driver Patient Data Quickly" with each of its offerings. Road America will pay MedStrong a percentage of Road America's membership fee which shall be payable to MedStrong on the same periodic terms it receives payment from its clients. The agreement was amended on January 22, 2003 to summarize and clarify certain terms and conditions.

AGREEMENT WITH MD DATA NETWORKS, LLC

     On December 1, 2002, the Company signed a three-year agreement with MD Data Networks, LLC ("MD Data"), a Florida Corporation, whereby the Company agreed to create a private label online medical records program by providing MD Data with access to MedStrong's program. MD Data will be responsible for the development and maintenance for the product.

AGREEMENT WITH MEMBER SERVICE CENTER INC.

     On March 3, 2003, the Company signed a three-year agreement with Member Service Center Inc., an administrator for AAA auto club franchises on the eastern seaboard. This company will represent, promote and sell the Medstrong developed member Patient Data Quickly (PDQ) private label program to its AAA auto club customers for inclusion in the club's basic roadside assistance programs providing the member driver, online medical record availability and protection.

OFFERINGS

DEBT OFFERING
-------------

     Through a private debt offering in December 2002 through February 2003 (the "Note Offering"), the Company raised $250,000 by issuing 13 notes, each bearing interest at 15% per annum (the "Notes") and each due six months from the date issued (the "Maturity Date"). The terms of the Notes provide that principal is payable at the Maturity Date and interest is payable monthly in arrears. The Notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The Notes rank pari passu among themselves and the Notes are not senior to other debt, if any, of the Company. No principal payments have been made on these Notes. Robert M. Cohen & Co., Inc. acted as placement agent for the Note Offering and received a 10% commission on the funds raised from the Notes.

EQUITY OFFERING
---------------

     The Company is undertaking a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. Robert M. Cohen & Co., Inc. is acting as placement agent for the Offering and will receive a 10% commission on the total amount of the funds raised. The Offering is being made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquire Shares in the Offering must be accredited investors, i.e. meet certain standards of high income or high net worth, and must agree to acquire the Shares for investment only and not with a view to resell. A maximum of 20,000,000 Shares is being offered, although there is no way to predict how many Shares will be sold, since the Offering is a best efforts offering with no minimum requirement and it is subject to certain contingencies. The price at which the Shares will be sold in the Offering is $.25 per Share, so that if all of the Shares are sold in the Offering, the gross proceeds will be $5,000,000 and the net proceeds to the Company, after expenses and commissions, will be approximately $4,450,000. The Company cannot predict what if any proceeds it will receive from the Offering or when these proceeds may be received.

     The offering price of $.25 per Share (which is below the last average price of $.52 as of the date of this report) was established by the Company because of the restrictions applicable to the Shares to be acquired in the Offering and the fact that prospective investors will be required to purchase a substantial number of Shares in order to participate.

     The net proceeds of the Offering will be used by the Company for general corporate purposes, including the expansion of its current line of business, as well as the launch of a new line of business, which the Company intends to pursue. The Company will seek to invest in the further development of late-stage pharmaceutical products or biotechnical devices and, perhaps, earn a revenue stream if any of these products or devices are successfully developed, meet Food and Drug Administration requirements and are successful in the marketplace. The Company is assembling a staff and putting in place the infrastructure to engage in this new line of business.

     If sufficient funds are raised this new line of business, the Company anticipates that it will begin to seek opportunities in the third quarter of 2003.

RECENT DEVELOPMENTS

PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

GENERAL

     With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model should be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a majority of the funds raised in the Offering to enter into ventures with pharmaceutical or biotechnology companies that own development stage (or later stage) drugs and devices (each, a "Business Partner") by providing them with capital and other assistance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products. MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

SECURITIES REGULATIONS

     The Company's Pharmaceutical Development Business may classify the Company as an "investment company" under the Investment Company Act of 1940 or any similar state law and require the Company to register as an investment company. The Company does not believe that its planned Pharmaceutical Development Business will constitute investment in securities and, therefore, will not cause the Company to be subject to regulations as an "investment company." The Company is seeking confirmation of its position from the SEC, in the form of a "no-action letter", but it may not receive such confirmation. If the Company does not receive such confirmation, this may require the Company to register as an investment company in order to undertake the Company's Pharmaceutical Development Business. If this were to occur, the Company's day-to-day operations would then become subject to the regulatory and disclosure requirements imposed by the Company Act. MedStrong does not have the infrastructure to operate as an investment company and would not be able to continue doing business. However, there is a safe harbor exception in the Company Act that would allow the Company to use up to 40% of its non-cash assets towards its Pharmaceutical Development Business, even if the Pharmaceutical Development Business were deemed to be a securities investment activity. Thus, to avoid registration as an investment company, the Company may be required to limit the portion of the proceeds of its Offering to be used in the Pharmaceutical Development Business and this may adversely effect the Company's planned activities.

REPORTS TO SECURITY HOLDERS

     The Company is a reporting company and files reports with the Security and Exchange Commission. The Company files Form 10-QSB quarterly, Form 10-KSB Annual Report and Proxy annually, and Forms 8-K, Form 3 and Form 4 as required.

     The public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at HTTP://WWW.SEC.GOV.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is leasing an executive office located at 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, California 90274. The term of the lease is three years, beginning on January 2, 2001. The premises consists of 3,683 rentable square feet. The rent is $81,418 per year increasing annually to a maximum of $92,900 for year ended June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS. None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

     The Company's common stock ("MSRG") and the Company's warrants ("MSRGW") are thinly traded.

     The  quotations  below  for the  common  stock  and  warrants  are up until
December  31,  2002  dealer  prices  without  retail  mark-ups,   mark-downs  or
commissions and may not represent actual transactions.

     The following tables set forth the range of high and low bid prices of the Company's common stock and the range of high and low bid prices or trade prices of the Company's warrants, as applicable, in each case from January 1, 2001 through December 31, 2002. For the period commencing on January 1, 2001 and ending on December 31, 2002, both the Company's common stock and the Company's warrants were quoted on the Over-The-Counter Bulletin Board.

PRICE RANGE OF COMMON STOCK

---------------- ------------------------- ----------------------- -------------------------- ------------------------
                       Quarter Ended             Quarter Ended          Quarter Ended               Quarter Ended
                       March 31 2002             June 30, 2002        September 30, 2002           December 31, 2002
---------------- ------------------------- ----------------------- -------------------------- ------------------------
High             $.64                      $.79                    $.67                       $.70
---------------- ------------------------- ----------------------- -------------------------- ------------------------
Low              $.45                      $.56                    $.45                       $.45
---------------- ------------------------- ----------------------- -------------------------- ------------------------


PRICE RANGE OF WARRANTS


---------------- ------------------------- ----------------------- -------------------------- ------------------------
                       Quarter Ended             Quarter Ended          Quarter Ended               Quarter Ended
                       March 31 2002             June 30, 2002        September 30, 2002           December 31, 2002
---------------- ------------------------- ----------------------- -------------------------- ------------------------
High             $.26                      $.33                    $.28                       $.20
---------------- ------------------------- ----------------------- -------------------------- ------------------------
Low              $.15                      $.15                    $.17                       $.12
---------------- ------------------------- ----------------------- -------------------------- ------------------------

HOLDERS

     As of April 4, 2003, there were approximately 111 holders of record of the Company's common stock and approximately 77 holders of record of the Company's warrants.

DIVIDENDS

     Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

BACKGROUND

     MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. 31,158,000 shares of common stock have been issued and are outstanding. 4,732,000 warrants to purchase one share of the Company's common stock at a purchase price of $.75 are presently outstanding, but have not been exercised. The Company's common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRGW respectively.

PLAN OF OPERATION

MEDICAL RECORDS BUSINESS

GENERAL BUSINESS
----------------

     MedStrong has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at www.medstrong.com. MedStrong calls its service "Online Medical Records" and "Patient Data Quickly."

     MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity group wholesalers offerings.

     MedStrong is focusing on the development of two of its target markets, the consumer direct market and the affinity group wholesale membership and insurance company market.

MEMBERSHIP
----------

     The following consumer memberships are currently available:

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

     MedStrong has been pursuing major affinity groups, wholesale membership organizations and insurance companies. Medstrong has contracts with five companies that each requires its customers to register with MedStrong in order to receive membership benefits with its company. MedStrong seeks to develop this wholesale business by pursuing other leading companies in other industries to offer customers and member's medical records online. This business model utilizes the consumer platform for package selling to wholesale communities. The Company has current income from these contracts, but not enough to pay the Company's expenses.

     The Company entered into a representative agreement with Stuart Graff in July 2002 and wholesale agreements with Trip Mate Insurance Agency, Inc. in July 2002, JVF International Solutions, Inc. in September 2002 (amended in February
2003), Road America in October 2002 (amended in January 2003), MD Data Networks, LLC in December 2002 and Member Service Center Inc. in March 2003.

     The Company is actively pursuing additional wholesale accounts and has received expressions of interest from ten potential clients.

     It is the goal of management to have ten new client contracts signed by the end of December 31, 2003, each producing an average of $250,000 of revenue per year.

     The Company currently has a total of 816,669 members virtually all of whom have received subscriptions through the Company's affinity group relationships.

     On December 3, 2002 Medstrong was issued a United States Trademark Registration for the mark "MEDSTRONG".

PHARMACEUTICAL DEVELOPMENT BUSINESS

GENERAL BUSINESS
----------------

     MedStrong intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceutical or biotechnology companies that own development stage (or later stage) drugs and devices (each a "Business Partners") by providing them with capital and other assistance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products. MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong.

     MedStrong will appoint a Pharmaceutical Development Advisory Board ("Advisory Board") who, through extensive research and networking activities, will identify potential Business Partners and present the opportunity to the board of directors of MedStrong who will ultimately determine whether to enter into a relationship with its potential Business Partners. The Company's Advisory Board will seek to identify potential Business Partners and analyze and evaluate potential relationships.

     The Company expects that the average contract with a Business Partner may require a commitment of $500,000 from it, but the commitment may be higher or lower. While the Company's intended Pharmaceutical Development Business is innovative it contains many challenges. Significant time and effort will have to be employed by the Company's Advisory Board to identify potential Business Partners. If the Company does not raise the total amount in its current private offering, it may not have adequate funds to negotiate an arrangement with a Business Partner. Even if the Company does raise enough funds in its current private offering to pursue a Business Partner, it may not find Business Partners that will enter into ventures with it or the Company may not be able to negotiate favorable relationships. Although the Company anticipates that pharmaceutical companies will welcome its financial contributions and other assistance since they may have the immediate need for large sums for research and development, this may not be the case.

     The income, which may be generated from the Pharmaceutical Development Business, will be allocated 75% for further activities in the Company's

Pharmaceuticals Development Business and 25% for general corporate development of the Company's Medical Records Business.

REPAYMENT OF DEBT TRANSACTIONS

     On December 20, 2000, the Company initiated a private placement offering consisting of ten $25,000 notes bearing interest at five percent per annum payable in 60 days from issuance. Each noteholder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first 60 days that the note was outstanding and then 5,000 shares at the end of each additional 30-day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January 2002 and February 2002, the noteholders exercised rights to acquire 165,000 shares of the Company's common stock for $1,650 in cash. The Company repaid the remaining $50,000 of these notes on January 10, 2002. Additionally, Robert M. Cohen & Co., Inc., the placement agent was paid $45,700 representing 10% of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty-day term of the notes.

     During April 2001 through July 2001, the Company issued seven promissory notes of $25,000 each payable in 120 days at interest rate of 10% per annum. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid in 2002.

RECENT FINANCING TRANSACTIONS

DEBT PRIVATE OFFERING
---------------------

     Through a private debt offering ("Note Offering") in December 2002 through February 2003, the Company raised $250,000 by issuing 13 notes each bearing interest at 15% per annum (the "Notes") and each due six months from the date issued (the "Maturity Date"). The terms of the Notes provide that the principal be payable at the Maturity Date and interest be payable monthly in arrears. The Notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The Notes rank pari passu among themselves and the Notes are not senior to other debt, if any, of the Company. No principal payments have been made on these Notes.

     Of the $250,000 raised in the Note Offering approximately $35,000 was used to pay placement agent commissions and other expenses incurred in connection with the Note Offering. The net proceeds have been used by and will continue to be used by the Company for marketing and obtaining new clients and for general and administrative expenses during the next six months.

EQUITY OFFERING

     The Company is undertaking a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. A maximum of 20,000,000 Shares is being offered, although there is no way to predict how many Shares will be sold, since the Offering is a best efforts offering with no minimum requirement and it is subject to certain contingencies. The price at which the Shares will be sold in the Offering is $.25 per Share, so that if all of the Shares are sold in the Offering, the gross proceeds will be $5,000,000 and the net proceeds to the Company, after expenses and commissions, will be approximately $4,450,000. The Company cannot predict what if any proceeds it will receive from the Offering or when these proceeds may be received.

     The offering price of $.25 per Share (which is below the last average price of $.52 as of the date of this report) was established by the Company because of the restrictions applicable to the Shares to be acquired in the Offering and the fact that prospective investors will be required to purchase a substantial number of Shares in order to participate.

     The net proceeds of the Offering will be used by the Company for general corporate purposes, including the expansion of its current line of business, as well as the launch of a new line of business, which the Company intends to pursue. The Company will seek to invest in the further development of late-stage pharmaceutical products or biotechnical devices and, perhaps, earn a revenue stream if any of these products or devices are successfully developed, meet Food and Drug Administration requirements and are successful in the marketplace. The Company is assembling a staff and putting in place the infrastructure to engage in this new line of business.

     If the Offering is successful in that sufficient funds are raised for this new line of business, the Company anticipates that it will begin to seek opportunities in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002 the Company had less than $33,000 cash and cash equivalents. Although the Company expects its revenues to increase during the first months of 2003, unless the Company's revenues increase to the point where it has generated cash in excess of expenses equal to the amount due on the Notes, or the Company initiates additional equity or debt financing in an amount sufficient to pay the amounts due on the Notes, the Company's funds will not be sufficient to pay what will be due on the Notes and the Notes will thus be in default.

     As of March 20, 2003, the Company had approximately 60 days of cash left to operate. This includes an estimate of $15,000 per month for the next two months generated by the relationship with Trip Mate.

     Over the next twelve months, it is estimated that approximately $800,000 in revenue will be generated by the Trip Mate transactions with expenses for the same period totaling $1,200,000. A $400,000 loss is estimated for that period, assuming no revenues from other sources are generated in the next twelve months.

     Over 95% of the revenue in the current year was generated from the Trip Mate contract. MedStrong expects that at least that portion of immediate future revenues will be derived from Trip Mate customers. MedStrong is heavily dependent upon the success of the Trip Mate business model.

     If the Company receives revenues from its other affinity group contracts or enters into an additional agreement producing revenues equivalent to Trip Mate, then such revenues will first reduce the anticipated deficit and then bring the Company to profitability and positive cash flow.

     In addition to Trip Mate, the Company has entered into agreements with four additional clients, which terms are set forth above in the Description of Business - Material Agreements section, to market or include the Medical Records online program in their offerings to their customers. To date no revenues have been received from these relationships and the Company anticipates that, over the next twelve months, at least $1,000,000 in gross revenues will be generated by these arrangements. However, there is no assurance that any revenues will ever be generated from such arrangements.

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

     Accounting for revenues requires management's judgment as to the nature, timing and extent of recording and recognizing revenues when earned under its various programs. Revenues generated under a time value membership contract requires management's judgment as to when revenues are earned and the related costs are incurred throughout the life of the membership contract. Revenues generated from income from membership fees are earned on a pro rata basis.

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


FORWARD-LOOKING STATEMENTS

     Except for the historical information contained in this annual report, the matters discussed above or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to sell memberships, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business (d) possibility that no revenues will be generated from affinity group arrangements, or (e) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds in the Offering, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and (e) the success of those opportunities in the marketplace.

ITEM 7.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    I N D E X
                                                                                                                PAGE NO.
                                                                                                                --------

              Independent Auditors' Report ................................................................        F-1

              Balance Sheets as at December 31, 2002
                 and December 31, 2002 ....................................................................        F-2

              Statements of Operations
                 For the Years Ended December 31, 2002 and 2001 and For the
                 Period From May 19, 2000 (Inception) to December 31, 2002 ................................        F-3

              Statements of Stockholders' Equity (Capital Deficiency)
                 For the Years Ended December 31, 2002 and 2001 ...........................................        F-4

              Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001 and For the
                 Period From May 19, 2000 (Inception) to December 31, 2002.................................     F-5, F-6

                 Notes to Financial Statements ............................................................     F-7 - F-14


WEINICK                                                            1375 BROADWAY
     SANDERS                                           NEW YORK, N.Y. 10018-7010
        LEVENTHAL & CO., LLP
--------------------------------------------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS                     212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MedStrong International Corporation

We have audited the accompanying balance sheets of MedStrong International Corporation (A Development Stage Company) as at December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedStrong International Corporation (A Development Stage Company) as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders' capital deficiencies of $453,955 and $359,767, respectively, at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, N. Y.
February 25, 2003

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                   A S S E T S
                                   -----------

                                                                                                  December 31,
                                                                                        -------------------------------
                                                                                            2002                   2001
                                                                                        ----------             ----------

Current assets:
  Cash and cash equivalents                                                             $   32,675             $  983,948
  Accounts receivable                                                                       16,302                     -
  Prepaid expenses                                                                          10,976                 60,934
                                                                                        ----------             ----------
        Total current assets                                                                59,953              1,044,882
                                                                                        ----------             ----------

Property and equipment, at cost, less
  accumulated depreciation and amortization
  of $35,194 and $11,624, respectively                                                      58,618                 78,360
                                                                                        ----------             ----------

Other assets:
  Security deposit                                                                          44,196                 44,196
  Deferred charges                                                                             117                    570
  Deferred financing costs                                                                   9,753                    -
                                                                                        ----------             ----------
        Total other assets                                                                  54,066                 44,766
                                                                                        ----------             ----------

                                                                                        $  172,637             $1,168,008
                                                                                        ==========             ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

Current liabilities:
  Notes payable                                                                         $  105,000             $   75,000
  Accounts payable and accrued expenses                                                    408,908                384,683
  Loan payable - equipment                                                                      -                   5,813
  Due to stockholder                                                                           -                   20,000
                                                                                        ----------             ----------
        Total current liabilities                                                          513,908                485,496
                                                                                        ----------             ----------

Deferred liabilities                                                                        18,496                  4,129
                                                                                        ----------             ----------

Commitments and contingencies                                                                   -                      -

Stockholders' equity (capital deficiency):
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,158,000 shares
      at December 31, 2002 and 30,867,000
      shares at December 31, 2001                                                           31,158                 30,867
  Additional paid-in capital                                                             1,987,689              1,878,480
  Deficit accumulated in the development stage                                          (2,378,614)            (1,230,964)
                                                                                        ----------             ----------
        Total stockholders' equity
          (capital deficiency)                                                          ( 359,767)                678,383
                                                                                        ----------             ----------

                                                                                        $ 172,637              $1,168,008
                                                                                        ==========             ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                           Cumulative
                                                                                                         For the Period
                                            For the Year                   For the Year                 From May 19, 2000
                                                Ended                         Ended                      (Inception) to
                                             December 31,                   December 31,                   December 31,
                                                  2002                          2001                           2002
                                          ---------------                  --------------                ------------------
Revenues                                   $     61,574                     $      860                       $  62,434
Cost of sales                                        -                              430                            430
                                          ---------------                  --------------                ------------------

Gross profit                                     61,574                             430                         62,004

Operating expenses                            1,209,385                         862,317                      2,147,062
                                          ---------------                  --------------                ------------------

Loss from operations                       (  1,147,811)                   (    861,887)                    ( 2,085,058)
                                          ---------------                  --------------                ------------------

Other income (expenses):
  Interest income                                 4,310                             168                           4,478
  Financing costs                                    -                     (    261,251)                    (   264,951)
  Interest expense                         (      4,149)                   (     28,837)                    (    33,083)
                                          ---------------                  --------------                ------------------
Total other income (expenses)                       161                    (    289,920)                    (   293,556)
                                          ---------------                  --------------                ------------------

Net loss                                   ($ 1,147,650)                   ($  1,151,807)                   ($ 2,378,614)
                                          ===============                  ==============                ==================

Per share data:
  Net loss per share -
    basic and diluted                            ($0.04)                         ($0.04)
                                          ===============                  ==============

Weighted average shares
  outstanding - basic and diluted            31,091,346                      26,651,000
                                          ===============                  ==============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                               Deficit                    Total
                                                                                             Accumulated               Stockholders'
                                                   Common Stock             Additional       in the         Stock         Equity
                                              -----------------------        Paid-in      Development   Subscriptions    (Capital
                                                Shares       Value            Capital          Stage      Receivable    Deficiency)
                                              ---------    ----------        ---------       ---------  -------------  ------------

Balance at December 31, 2000                   26,000,000    $26,000        $ 14,700        ($ 79,157)       ($26,000)   ($ 64,457)

Payments of stock subscriptions                       -          -               -                 -           26,000        26,000

Exercise of stock rights by note holders          365,000        365            3,285              -               -          3,650

Common stock issued to
  medical advisory board                          200,000        200              -                -               -            200

Common stock sold in connection
  with public offering                          4,302,000      4,302        2,146,698              -                      2,151,000

Costs and fees associated
  with issuance of common stock                       -          -          ( 537,491)             -               -     ( 537,491)

Fair market value of purchase rights
  to be issued in private placement                   -          -            251,288              -               -        251,288

Net loss                                              -          -                -        ( 1,151,807)            -    ( 1,151,807)
                                           --------------  ----------   -------------     --------------    ---------- -------------

Balance at December 31, 2001                   30,867,000     30,867        1,878,480      ( 1,230,964)            -        678,383

Exercise of stock rights by note holders          115,000        115            1,035              -               -          1,150

Common stock issued for services rendered         176,000        176          108,174              -               -        108,350

Net loss                                              -          -                -        ( 1,147,650)            -    ( 1,147,650)
                                           --------------  ----------   -------------     --------------    ---------- -------------

Balance at December 31, 2002                  31,158,000     $31,158      $1,987,689       ($2,378,614)      $     -     ($ 359,767)
                                           ==============  ==========   =============     ==============    ========== =============

                       See notes to financial statements.
                                      F-4

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                           For the Year                For the Year              For the Period
                                                              Ended                       Ended                 From May 19, 2000
                                                           December 31,                December 31,              (Inception) to
                                                                2002                        2001                December 31, 2002
                                                           -----------------          -----------------         -----------------
Cash flows from operating activities:
  Net loss                                                 ($1,147,650)                ($1,151,807)                ($2,378,614)
                                                           ------------                ------------               -------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                               -                      251,288                     251,288
    Common stock issued for services rendered                  108,350                          -                      108,350
    Amortization of deferred financing costs                       747                      45,700                      50,147
    Depreciation of property and equipment                      23,570                      11,624                      35,194
    Deferred rent                                               14,367                       2,988                      17,355
    Deferred revenue                                                -                        1,141                       1,141
    Deferred charges                                               453                 (       570)                (       117)
    Increase (decrease) in cash flows as                                                                                   -
        a result of changes in asset and                                                                                   -
        liability account balances:                                                                                        -
      Accounts receivable                                  (    16,302)                         -                  (    16,302)
      Prepaid expenses                                          49,958                 (    54,788)                (    10,976)
      Security deposit                                              -                           -                  (    44,196)
      Accounts payable and accrued expenses                     24,225                     377,086                     401,408
                                                           ------------                ------------               -------------
  Total adjustments                                            205,368                     634,469                     793,292
                                                           ------------                ------------               -------------

Net cash used in operating activities                      (   942,282)                (   517,338)                ( 1,585,322)
                                                           ------------                ------------               -------------

Cash flows used in investing activities:
  Purchase of property and equipment                       (     3,828)                (    55,864)                (    59,692)
                                                           ------------                ------------               -------------

Cash flows from financing activities:
  Proceeds from notes payable                                   30,000                     350,000                     455,000
  Payments of notes payable                                         -                  (   350,000)                (   350,000)
  Net proceeds from issuance of common stock                     1,150                   1,987,200                   1,988,350
  Equipment loans                                          (     5,813)                (    26,668)                (    32,481)
  Payments of financing costs                              (    10,500)                (    45,700)                (    56,200)
  Offering costs and fees                                           -                  (   326,980)                (   326,980)
  Due to stockholder                                       (    20,000)                (    55,120)                        -
                                                           ------------                ------------               -------------
Net cash provided by financing activities                  (     5,163)                  1,532,732                   1,677,689
                                                           ------------                ------------               -------------

Net increase (decrease) in cash and cash equivalents       (   951,273)                    959,530                      32,675

Cash and cash equivalents at beginning of period               983,948                      24,418                         -
                                                           ------------                ------------               -------------

Cash and cash equivalents at end of period                  $  32,675                   $  983,948                 $   32,675
                                                           ============                ============               =============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                                   Cumulative
                                                           For the Year                For the Year              For the Period
                                                              Ended                       Ended                 From May 19, 2000
                                                           December 31,                December 31,              (Inception) to
                                                                2002                        2001                December 31, 2002
                                                           -----------------          -----------------         -----------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $   3,881                   $  28,430                  $  32,311
                                                           ============                ============               ==============


    Income taxes                                            $     -                     $    -                     $     -
                                                           ============                ============               ==============


Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued fro services rendered                 $ 108,350                   $    -                     $ 108,350
                                                           ============                ============               ==============

  Deferred financing and offering costs                     $     -                     $ 242,189                  $ 249,689
                                                           ============                ============               ==============

  Fair value of purchase rights issued
    in private placement                                    $     -                     $ 251,288                  $ 265,998
                                                           ============                ============               ==============

  Equipment financed                                        $     -                     $  34,120                  $  34,120
                                                           ============                ============               ==============

                       See notes to financial statements.
                                      F-6

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

NOTE  1 -  PLAN OF ORGANIZATION.

          (a) Organization and Presentation of Financial Statements:

     MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2002, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $2,378,614 and has working capital and stockholders' deficiencies of $453,955 and $359,767, respectively, at December 31, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.

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

          (b) Revenue Recognition:

     Through December 31, 2002, the Company had minimal revenues and was in the development stage. The Company recognizes revenue, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

          (c) Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (d) Concentrations of Risks:

     Financial instruments that potentially subject the Company to concentrations of risks are principally cash and cash equivalents (consisting of commercial paper and short-term repurchase agreements), which often exceed the federal depository insurance limit. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any sufficient credit risks.

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

          (h) Recently Issued Accounting Pronouncements:

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 - "Accounting for Business Combinations", Statement No. 142 - "Goodwill and Other Intangible Assets" (effective at the start of the year ending December 2002), Statement No. 143 "Accounting for Asset Retirement Obligations", No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

          (i) Prepaid Expenses and Other Current Assets:

         Prepaid expenses and other current assets are comprised of the following:

                                   December 31, 2002          December 31, 2001
                                   -----------------          -----------------

         Prepaid insurance               $  492                    $59,584
         Prepaid rent                     7,453                         -
         Other current assets             3,031                      1,350
                                        --------                   --------

                                        $10,976                    $60,934
                                        ========                   ========


          (j) Advertising Costs:

     The Company expenses advertising costs as incurred. Advertising expense was $67,150, $19,039 and $76,189 for the years ended December 31, 2002 and 2001 and for the period from May 19, 2000 (Inception) to December 31, 2002, respectively.

NOTE  3 -  PROPERTY AND EQUIPMENT.

Property and equipment are as follows:

                                   December 31, 2002          December 31, 2001
                                   -----------------          -----------------

          Office equipment               $68,991                   $68,992
          Furniture and fixtures          17,819                    17,145
          Leasehold improvements           3,847                     3,847
          Computer and software            3,155                        -
                                        --------                   --------
                                          93,812                    89,984

          Less: Accumulated depreciation
                and amortization          35,194                    11,624
                                        --------                   --------

                                         $58,618                   $78,360
                                        ========                   ========

NOTE  4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

Accounts payable and accrued expenses are comprised of the following:

                                   December 31, 2002          December 31, 2001
                                   -----------------          -----------------

Professional fees                       $317,691                   $ 25,000
Consulting fees                           29,511                         -
Advertising                               19,049                         -
Interest                                     -                        4,195
Placement agent fees                         -                       54,250
Registration costs                           -                      256,582
Sundry operating expenses                 42,657                     44,656

                                        $408,908                   $384,683
                                        ========                   ========

NOTE  5 -  NOTES PAYABLE.

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

     During April 2001 through July 2001, the Company issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid in 2002.

     During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. Additionally, the placement agent was paid $10,500 representing ten (10%) percent of the proceeds of the offering. Amortization of deferred financing costs of $747 was charged to operations to December 31, 2002. Interest expense on these notes was $268 to December 31, 2002.

NOTE  6 -  LOAN PAYABLE - EQUIPMENT.

     In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in 2002.

NOTE  7 -  RELATED PARTY TRANSACTIONS.

     The Company was indebted to its Chief Executive Officer at December 31, 2000 in the amount of $5,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001 $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000, which was paid in 2002.

     In February 2002 the Company issued 100,000 shares of its common stock to a founding shareholder for legal services rendered. The fair value of the shares at issuance aggregating $60,400 was charged to operations. The fair value was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

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

     On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000,
(iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.

NOTE 10 - INCOME TAXES.

     At December 31, 2002, the Company had a net operating loss carryforward amounting to approximately $2,379 ,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $809,000 has been fully reserved.

     A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                               Cumulative
                                                                             For the Period
                                                                             From May 19, 2000
                             For the Year Ended      For the Year Ended        (Inception) to
                              December 31, 2002       December 31, 2001      December 31, 2002
                              -----------------      ------------------      -----------------

Loss before  income taxes     ($1,147,650)          ($1,151,807)           ($2,378,614)
                              ============          ============           ============

Computed tax benefit at
  statutory rate              (   390,200) (34.0%)  (   391,600) (34.0%)   (   808,700) (34.0%)

Net operating loss
  valuation reserve               390,200   34.0%       391,600   34.0%        808,700   34.0%
                              ------------ -------  ------------ ------ -  ------------  ------

Total tax benefits             $      -       - %    $       -      - %      $      -      - %
                              ============ ======   ============ ======     ============ ======

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

          (c) Common Stock Issued for Services Rendered:

     In February 2002 the Company issued 101,000 common shares for legal and consulting services to two individuals, one of whom is a founding shareholder. The fair value of the services rendered and the common shares as determined by the average of the bid and ask prices of the Company's common stock on the dates of issuance was $61,100 which was charged to operations.

     In June 2002 the Company issued 75,000 shares of its common stock to a consultant for investor relations services rendered. The fair value of the consultant's services and the fair value of the shares issued, as determined by the average of the bid and ask prices on the date issued, was $47,250 which was charged to operations.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

          (a) Leases:

     The Company is obligated under an operating lease for its office space. The future minimum lease payments under these leases, at December 31, 2002 for the year ending December 31, 2003 amounted to $71,700.

     Rent expense amounted to $88,533, $81,418 and $119,951 for the years ended December 31, 2002 and 2001 and from May 19, 2000 (inception) to December 31, 2002, respectively.

          (b) Maintenance Contract:

     The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage. The contract was cancelled during 2002.

NOTE 13 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

     The Company's quarterly financial data for the year ended December 31, 2002 and 2001 follows below:

                                   Quarter Ended             Quarter Ended              Quarter Ended             Quarter Ended
                                       March 31,                  June 30,               September 30,              December 31,
                              -----------------------   -----------------------    -----------------------   -----------------------
                                  2002         2001         2002         2001          2002         2001         2002         2001
                              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------

Net loss                      ($221,711)   ($248,246)   ($491,660)   ($239,843)    ($281,956)   ($319,072)   ($152,323)   ($344,646)
                              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------

Loss per share                 ($0.01)      ($0.01)      ($0.01)       ($0.01)      ($0.01)      ($0.01)      ($0.01)      ($0.01)
                              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------

Shares used in computation    30,976,385   26,000,000   31,073,000   26,150,000    31,158,000   26,131,000   31,158,000   26,651,000
                              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

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

The directors and executive officers of the Company are as follows:

--------------------------- -------- ------------------------------------------------------------------------------
Name                          Age                                      Position
--------------------------- -------- ------------------------------------------------------------------------------
Jerry R. Farrar               66     Director, Chief Executive Officer and President
--------------------------- -------- ------------------------------------------------------------------------------
Joel San Antonio              50     Director and Chairman of the Board
--------------------------- -------- ------------------------------------------------------------------------------
Ronald Glime                  58     Director, Chief Financial Officer, Secretary and Treasurer
--------------------------- -------- ------------------------------------------------------------------------------
David Scotch                  64     Director
--------------------------- -------- ------------------------------------------------------------------------------
Brenda Farrar                 62     Vice President of Communications and Sales Center Operations
--------------------------- -------- ------------------------------------------------------------------------------
Edward L. Spindel             46     Director
--------------------------- -------- ------------------------------------------------------------------------------
Michael R. Spindel            49     Director
--------------------------- -------- ------------------------------------------------------------------------------
Michael Salpeter              50     Director
--------------------------- -------- ------------------------------------------------------------------------------

JERRY R. FARRAR

     Mr. Farrar, the Company's President and Chief Executive Officer, has served as a director of the Company since the Company's inception. Mr. Farrar is an executive with extensive background in both the financial services and technology fields. He served as founder and chief strategist from September 1998 to September 2000 for CarsDirect.com, the e-commerce leader of online automobile sales, including finance and insurance services. Mr. Farrar developed and supported critical path strategies resulting in excess of $300 million of pre-IPO funding from the private investment community. He was President and Chief Executive Officer from January 1993 to September 1998 of Financial Technology, Inc., a financial insurance company. He has led five start-up companies in the financial services field. He was appointed to serve on the faculty of the World Auto Congress. He authored the comprehensive History of the Vehicle Service Contract for the White House and has been honored as a finalist in the Ernst and Young and Inc. Magazine entrepreneur of the year awards. MedStrong has retained Mr. Farrar under a three-year employment agreement. Mr. Farrar and Brenda Farrar were formerly married and are now divorced.

JOEL SAN ANTONIO

     Mr. San Antonio has served as Chairman of the Board since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Mr. San Antonio began his career as co-founder of a business in the women's fashion industry. In 1983, Mr. San Antonio and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The company went public in 1984 and, in September 1997, was recognized by Fortune Magazine as one of the "100 Fastest Growing Companies in America." Today, Mr. San Antonio serves as Chairman of the Board and Chief Executive Officer of Warrantech Corporation. Mr. San Antonio also serves as Chairman of the Board of Marc Pharmaceuticals, Inc., a pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of cancer and other diseases. In addition, he currently serves on the Board of Directors for SearchHelp, Inc., a company that provides services to small businesses, institutions, organizations and individuals in smaller communities throughout the United States.

     In 1993 and 1998, Mr. San Antonio was a national finalist in Ernst & Young's "Entrepreneur of the Year" program. In 1998 he was recognized as "Entrepreneur of the Year" in financial services for E & Y's Northeast Region. He is a member of the Metropolitan Museum of Art and is also involved in a variety of philanthropic and charitable activities.

RONALD GLIME

     Mr. Glime, the Company's Chief Financial Officer, Secretary and Treasurer, has served as a director of the Company since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Mr. Glime began his career with Life Investors Insurance Company of America developing and marketing a national program of consumer products sold through a network of automobile dealers. He moved to American Warranty Corporation in 1978, resigning as its

Chief Executive Officer in 1982. From 1983 through February 1991, Mr. Glime owned and operated an independent general insurance agency, managing over thirty sales people whose efforts resulted in the agency being consistently recognized as a leading national producer of vehicle service contracts. In 1991, he joined Warrantech Automotive, Inc. (formerly known as Warrantech Dealer Based Services, Inc.) as Regional Sales Manager and assumed the office of President in October 1992. He held this position until March 1999 at which time he assumed the office of President of U.S. and Canadian Operations for Warrantech Corporation, a publicly traded company. Mr. Glime has been recognized on a number of occasions for his achievements as a businessman.

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

EDWARD L. SPINDEL, D.V.M.

     Dr. Spindel has served as a director of the Company since March 2003. Dr. Spindel is licensed to practice veterinary medicine in the State of New York. Dr. Spindel is President and Director of Animal Ark Veterinary Service P.C., a NYSVMA accredited hospital with two locations. Dr. Spindel's academic background includes a Bachelor of Science with honors from Cornell University in 1978, Master of Science from Auburn University in 1980 and a Doctor of Veterinary

Medicine from Cornell University in 1984. Dr. Spindel is internationally known for his work in animal medicine and has lectured on exotic animal medicine and surgery all around the world. Dr. Spindel maintains his research affiliation with Cornell University and is a member of the American Veterinary Medical Association, the American Animal Hospital Association, the Association of Avian Veterinarians and the Reptilian Veterinarians Association. Dr. Spindel and Michael R. Spindel, M.D. are brothers.

MICHAEL R. SPINDEL, M.D.

     Dr. Spindel has served as a director of the Company since March 2003. Dr. Spindel has extensive clinical, research and academic experience. He has been in the private practice of plastic surgery since 1993 and is a clinical associate professor in plastic surgery at West Virginia School of Osteopathic Medicine. Dr. Spindel received his M.D. in 1981 from Emory University in Atlanta and subsequently completed residency training at Brown University School of Medicine and Boston University School of Medicine. He achieved board certification in urologic surgery in 1988 and went on to complete his plastic surgery fellowship at Eastern Virginia Graduate School of Medicine in 1993. Dr. Spindel's administrative experience includes appointments by the United States Air Force as a staff surgeon and department chief from 1987 through 1991 as well as service during Operation Desert Storm as head of the burn unit at the U.S.A.F. Hospital in the Republic of Oman. Dr. Spindel continues to lecture in plastic surgery and has authored multiple articles in the field of plastic and reconstructive surgery, including studies on the effects of various drugs on wound healing. Dr. Spindel and Edward L. Spindel, D.V.M. are brothers.


MICHAEL SALPETER, D.M.D.

     Dr. Salpeter has served as a director of the Company since March 2003. Dr. Salpeter is licensed to practice dental medicine in the states of Connecticut and New York. Dr. Salpeter received his Bachelor of Arts in 1974 from Ithaca College, Ithaca, New York, and his General Practice Residency Certification from the University of Pennsylvania and a Doctor of Dental medicine (N.E.R.B.E.) in 1978 from the University of Pennsylvania with educational honors of Deans' List and Magna Cum Laude. Dr. Salpeter is a Fellow of the Academy of General Dentistry, The American Dental Association, the St. George Oral Cancer Society and The Philadelphia County Dental Society. Dr. Salpeter was a founder and principal architect of Fulton Dental Health Associates P.C. a multi-location dental healthcare provider in New York. Dr. Salpeter has extensive background in the disciplines of business and finance. Dr. Salpeter was President of Warrantech Corporation from 1996 to 1998. Dr. Salpeter is a Federal Grant Recipient for Cancer Research at University of Pennsylvania and a Managed Healthcare Consultant. Dr. Salpeter is a research associate at the University of Pennsylvania Department of Oral Medicine studying the effects and treatment of therapeutic radiation on the oral cavity in oral cancer patients. Dr. Salpeter is involved with critical and literature research at the University of Pennsylvania Hospital's Department of Oncology. Dr. Salpeter is also a managed care and healthcare marketing consultant.

MEDICAL ADVISORY BOARD

     The Company's Advisory Board consists of nine medical professionals whose biographies are set forth below. The makeup of our medical advisory board has and will continue to change over time.

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

SAMUEL J. BRODSKY, M.D.

     Dr. Brodsky, 51, is a cardiologist licensed to practice medicine in the State of Connecticut. Since 1982, Dr. Brodsky has practiced medicine with the Cardiology Associates of Fairfield County in Stamford, Connecticut. He holds a B.A. from Boston University and a M.D. from State University of New York, Upstate Medical Center. Dr. Brodsky is a member of the American College of Cardiology, the Council on Clinical Cardiology of the American Heart Association.

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

CRAIG X. BLOOM, M.D.

     Dr. Bloom is licensed to practice dental medicine in California and Pennsylvania. Currently he serves as Chairperson, Oral and Maxillofacial Surgery and Dentistry, Alta Bates Medical Center, Berkeley, California. Dr. Bloom is also an associate professor of oral and maxillofacial surgery at the University of the Pacific, San Francisco, California. In 1993, he was appointed to the Advisory Board of the Nova Center for Dental Education and Research. Dr. Bloom received his B.A. from Boston University, Boston, Massachusetts and his D.M.D. in 1971 from The University of Pennsylvania. He was Board certified by The American Board of Oral and Maxillofacial Surgeons in 1978. Dr. Bloom is a Diplomat - American Board of Oral and Maxillofacial Surgeons, Fellow - American Association of Oral and Maxillofacial Surgeons, Delaware Valley Society of Oral and Maxillofacial Surgeons, Pennsylvania Society of Oral and Maxillofacial Surgeons, Pennsylvania Dental Association, Southern California Society of Oral and Maxillofacial Surgeons, Research Committee - Southern California Academy of Oral Pathology, American Dental Society, California Dental Association, Berkeley Dental Association, American Academy of Osseointegration and The International College of Implantology. Dr. Bloom has been widely published and acts in various consultant roles and maintains a distinguished list of faculty appointments.

GARY L. GUERRINO, M.D.

     Dr. Guerrino is licensed to practice medicine in the states of New York and Connecticut. Dr. Guerrino received his B.S. degree, pre-med, at College of Charleston, South Carolina in 1981 and his M.D. from The University of Guadalajara, Guadalajara, Mexico in 1985. Dr. Guerrino maintains his private practice in internal medicine with two offices, his primary office in Mt. Vernon, New York and a branch facility in Pelham Manor, New York. Dr. Guerrino was Board Certified in internal medicine in 1996. Between 1995 and 2000, Dr. Guerrino engaged in critical research tracking the social behavior in HIV patients. Dr. Guerrino studied therapeutic medications in the treatment of hypertension in African Americans. He is a co-sponsor of Pfizer, Novartis and Bristol Meyers.

JOSEPH R. ANDRADE, M.D.

     Dr. Andrade is licensed to practice medicine in the state of New York. Dr. Andrade was Board Certified in internal medicine in 1991 and Board Certified in Pediatrics in 1992. Dr. Andrade was re-certified in Pediatrics in 2000 and re-certified in internal medicine in 2001. Dr. Andrade was educated and received his M.D. degree from the University of Guayaquil in Ecuador. Dr. Andrade served his internships and residencies in The Pediatric and Internal Medicine fields at Lady of Mercy Hospital, Bronx, New York from 1983 through 1988. Dr. Andrade - asthma - research, patents - asthma delivery system device.

CORA N. STERNBERG, M.D.

     Dr. Sternberg is licensed to practice medicine in Pennsylvania, Austria and Italy. Dr. Sternberg is a leading international oncologist and is currently Chief of Medical Oncology, San Camillo and Forlanini Hospitals, Rome, Italy. Dr. Sternberg received her B.A. from The University of Pennsylvania in 1973, graduating Summa Cum Laude. Dr. Sternberg received her M.D. from The University of Pennsylvania in 1977 and an M.D. from The University of Rome, La Sapienza, Rome, Italy, also Summa Cum Laude, in 1989. She is currently an Adjunct
Professor of Medicine at Tuft's University School of Medicine, Boston, Massachusetts. Dr. Sternberg has distinguished herself over the years with the following honors: Phi Beta Kappa at University of Pennsylvania in 1972; Research Fellowship, Section of Immunology, National Institute of Health, Bethesda, Maryland 1976 through 1977; American Cancer Society Career Development Award 1987 to 1988; Fellow of the American College of Physicians 1989; European Community Grant - Standards, Biomeasures and Testing Programme - Measurement of hematogenous micrometasteses associated with prostate cancer by RT/PCR and DNA probe detection of prostate specific antigen (PSA) mRNA 1996. Dr. Sternberg's Board Certifications are as follows: National Board of Medical Examiners 1979, American Board of Internal Medicine 1982, Board Certified in Medical Oncology 1983, Certified Specialist in Internal Medicine in Austria 1995, Certified Specialist in Medical Oncology in Austria 1995, Certified Specialist in Internal Medicine in Italy 1996, Certified Specialist in Medical Oncology in Italy 2002.

CHARLES D. RANDOLPH, D.D.S.

     Dr. Randolph is licensed to practice dentistry in New York. Dr. Randolph was educated at Brooklyn College and New York University College of Dentistry and has been in practice for over thirty years. Dr. Randolph served as a Captain in the United States Army, and maintained academic teaching positions at New York University and Columbia University School of Dental and Oral Surgery. Dr. Randolph serves as a consultant to the Southern California Center for Cranial Facial Pain, and is a charter member of the American Association of Functional Orthodontics, the American Dental Association and New York State Dental Society. Dr. Randolph is a noted lecturer and has appeared regularly on national television talk shows.

PHARMACEUTICAL DEVELOPMENT ADVISORY BOARD

     The Company is in the process of assembling a biotechnology advisory board whose responsibilities will be to identify potential Business Partners through extensive research, product evaluation and networking activities. The Pharmaceutical Development Advisory Board may include an expert assigned directly to work with a specific Business Partner, may assist a Business Partner to locate a medical or marketing expert for the Business Partner or may provide advice to Business Partners. The Pharmaceutical Development Advisory Board's role with our Business Partners will depend on our agreement with each of our Business Partners. The Company's management will appoint the members of the Pharmaceutical Development Advisory Board. Compensation for the Pharmaceutical Development Advisory Board has not been determined at this time.

ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 2002, Jerry R. Farrar, the company's President and Chief Executive Officer, was paid a base salary of $150,000. However, due to the financial situation of the Company, Mr. Farrar agreed to a reduction of his base salary for the 2002 fiscal year to $133,866. In addition, Mr. Farrar was paid $20,000 of his signing bonus in January 2002.

-------------------------------- --------------------------------- ------------------------------------------
                                                                                   Long-term
  Name and Principal Position          Annual Compensation                    Compensation Awards
-------------------------------- --------------------------------- ------------------------------------------
                                    Salary ($)        Bonus ($)        Securities Underlying Options ($)
-------------------------------- ------------------ -------------- ------------------------------------------
Jerry R. Farrar                       133,866          20,000                         (1)
-------------------------------- ------------------ -------------- ------------------------------------------

     (1) Mr. Farrar is entitled to be granted annual options for $333,000 worth of common stock. The value is not determinable at this time.

EMPLOYMENT AGREEMENTS

     In January 2001, MedStrong and Jerry R. Farrar entered into a 3 year employment agreement pursuant to which Mr. Farrar became the President and Chief Executive Officer of MedStrong. The employment agreement provides for a base salary of $150,000 with a minimal annual 5% increase. Mr. Farrar received a $50,000 signing bonus that was to have been paid by MedStrong within 30 days of MedStrong receiving $1,000,000 in capital from any source. He was paid $30,000 in December 2001 and $20,000 in January 2002. Mr. Farrar will also be eligible to receive an annual incentive bonus that will not exceed his salary. MedStrong together with Mr. Farrar will determine the criteria for this incentive bonus. Mr. Farrar will be granted options to purchase up to $333,000 worth of shares of common stock under the Company's incentive stock option plan that will be determined based upon the market value of the Company's common stock on the date the options are granted by the board of directors. The options will vest over the term of Mr. Farrar's employment. Mr. Farrar will receive additional benefits including medical insurance, group term life insurance and automobile expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of April 4, 2003. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of
Beneficial Owner                Shares Beneficially Owned(1)(2)   Number Percent
--------------------------------------------------------------------------------

Jerry R. Farrar(3)               2,000,000                          6.4%
Joel San Antonio(4)             13,320,000                         42.7%
Ronald Glime(5)                  1,000,000                          3.2%
Charles Stiene(6)                4,000,000                         12.8%
David Scotch(7)                    300,000                          1.0%
Brenda Farrar(8)                   250,000                          0.9%

All current directors and
executive officers of
MedStrong, as a group           20,870,000                           67%
(6 persons)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2) The number and percentage of shares beneficially owned are based on 31,158,000 shares of common stock issued and outstanding as of April 4, 2003. None of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

(3) Mr. Farrar's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

(4) Shares owned by Mr. San Antonio include an aggregate of 1,000,000 shares held by Mr. San Antonio as custodian for his two minor children and 250,000 shares owned by Mr. San Antonio's wife, of which 250,000 shares Mr. San Antonio disclaims beneficial ownership. Mr. San Antonio's address is c/o Warrantech Corporation, One Canterbury Green, Stamford, CT 06901.

(5) Mr. Glime's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

(6) Mr. Stiene's address is 119 Sea Cove Road, Northport, NY 11768.

(7) Dr. Scotch's address is 34 Ravenwood Drive, Weston, CT 06883.

(8) Ms. Farrar's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 303, Rancho Palos Verdes, CA 90274.

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

     Commencing in December 2002 through February 2003 the Company borrowed $250,000 by issuing 13 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. No principal payments have been made on these notes. The notes are due six months from the date issued. $235,000 of these notes were issued to 4 members of the Board of Directors of the Company and to 3 of the Medical Advisory Board members. Specifically, the Company borrowed the following amounts from the following directors: $5,000 from Ronald Glime, $95,000 from Edward Spindel, $50,000 from Michael Spindel and $10,000 from Michael Salpeter. Specifically, the Company borrowed the following amounts from the following Medical Advisory Board members: $25,000 from Joseph Andrade, $25,000 from Craig Bloom and $25,000 from Gary Guerrino.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

10.10 License Agreement, dated January 23, 2002, between the Company and The Healthscout News Service, a product of ScoutNews LLC.

10.11 Representative Agreement, dated July 1, 2002, between the Company and Stuart Graff.

10.12 Agreement, dated July 1, 2002, between the Company and Trip Mate Insurance Agency, Inc.

10.13 Agreement and Letter of Intent, dated September 18, 2002 between the Company and JVF International Solutions, Inc.

10.14 Agreement and Letter of Intent, dated October 16, 2002, between the Company and Road America.

10.15 Distribution Agreement, dated December 1, 2002 , between the Company and Medical Data Network.

10.16 Agreement, dated January 22, 2003, between the Company and Road America, superseding the agreement dated October 16, 2002.

10.17 Addendum to Letter of Intent, dated February, 2003, between the Company and JVF International Solutions, Inc.

10.18 Agreement between the Company and Member Service Center Inc. dated March 3, 2003.

10.19     Specimen Promissory Note

10.20     Schedule 10.20 identifying contracts that are substantially similar to
          Exhibit 10.17 in all material respects except as to the parties thereto, the dates of execution and the loan amount.

99.1      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350

99.2      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350

(b) Reports on Form 8-K

NONE

ITEM 14.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Jerry R. Farrar, and its Chief Financial Officer, Ronald Glime, are primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Each of them has, within 90 days prior to the filing date of this Annual Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Annual Report. Since their evaluation, no significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2002       $113,640

                           Year ended December 31, 2001       $ 72,660

Audit Related Fees:        Year ended December 31, 2002              0

                           Year ended December 31, 2001              0

Tax Fees:                  Year ended December 31, 2002       $ 11,942

                           Year ended December 31, 2001       $ 13,010

All Other Fees:            Year ended December 31, 2002              0

                           Year ended December 31, 2001              0

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Ronald Glime
                                            ------------------------------------
                                                 Ronald Glime
                                                 Chief Financial Officer
                                                 (Treasurer and Secretary)
Dated: April 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                   Title                                 Date
     ---------                                   -----                                 ----
/s/  Jerry R. Farrar                    Director, President  and                   April 14, 2003
--------------------                    Chief Executive Officer
Jerry R. Farrar


/s/ Joel San Antonio                    Chairman of the Board                      April 14, 2003
--------------------
Joel San Antonio

/s/  David Scotch                       Director                                   April 14, 2003
-----------------
David Scotch

/s/ Edward L. Spindel                   Director                                   April 14, 2003
---------------------
Edward L. Spindel


/s/ Michael R. Spindel                  Director                                   April 14, 2003
----------------------
Michael R. Spindel


s/ Michael Salpeter                     Director                                   April 14, 2003
---------------------------
Michael Salpeter

------------------------- ------------------------------------------------------------------------------ -------------
Exhibit Number                                             Description                                       Page
------------------------- ------------------------------------------------------------------------------ -------------
          10.10     License  Agreement,  dated  January  23,  2002,  between the
                    Company  and The  Healthscout  News  Service,  a product  of
                    ScoutNews LLC.                                                                            50
------------------------- ------------------------------------------------------------------------------ -------------
          10.11     Representative  Agreement,  dated July 1, 2002,  between the
                    Company and Stuart Graff.                                                                 57
------------------------- ------------------------------------------------------------------------------ -------------
          10.12     Agreement,  dated July 1, 2002, between the Company and Trip
                    Mate Insurance Agency, Inc.                                                               62
------------------------- ------------------------------------------------------------------------------ -------------
          10.13     Agreement  and Letter of Intent,  dated  September  18, 2002
                    between the Company and JVF International Solutions, Inc.                                 70
------------------------- ------------------------------------------------------------------------------ -------------
          10.14     Agreement  and Letter of Intent,  dated  October  16,  2002,
                    between the Company and Road America.                                                     73
------------------------- ------------------------------------------------------------------------------ -------------
          10.15     Distribution Agreement, dated December 1, 2002 , between the
                    Company and Medical Data Network.                                                         76
------------------------- ------------------------------------------------------------------------------ -------------
          10.16     Agreement,  dated January 22, 2003,  between the Company and
                    Road America,  superseding  the agreement  dated October 16,
                    2002.                                                                                     87
------------------------- ------------------------------------------------------------------------------ -------------
          10.17     Addendum to Letter of Intent, dated February,  2003, between
                    the Company and JVF International Solutions, Inc.                                         90
------------------------- ------------------------------------------------------------------------------ -------------
          10.18     Agreement between the Company and Member Service Center Inc.
                    dated March 3, 2003.                                                                      91
------------------------- ------------------------------------------------------------------------------ -------------
          10.19     Specimen Promissory Note                                                                  94
------------------------- ------------------------------------------------------------------------------ -------------
          10.20     Schedule 10.20 identifying  contracts that are substantially similar to Exhibit 10.19 in all material  respects except as to the parties thereto,  the dates of execution and the loan
                    amount.                                                                                  100
------------------------- ------------------------------------------------------------------------------ -------------
       Exhibit 99.1 Certification  of Chief Financial  Officer  Pursuant to 18
                    U.S.C. Section 1350                                                                      101
------------------------- ------------------------------------------------------------------------------ -------------
       Exhibit 99.2 Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350                                                                      103
------------------------- ------------------------------------------------------------------------------ -------------