Form 10QSB
period 2003-03-31
MEDSTRONG INTERNATIONAL CORP
filed 2003-05-14
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                       OR

---             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding common shares, par value $.001 at May 15, 2003 was 31,158,000 and the number of outstanding warrants to acquire common shares at May 15, 2003 was 4,732,000.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 MARCH 31, 2003
                                   (Unaudited)


                                                               I N D E X




                                                                                                                   PAGE NO.



FINANCIAL STATEMENTS:


        Balance Sheets as at March 31, 2003
           and December 31, 2003 (Unaudited) .................................................................       I-2


        Statement of Operations
           For the Three Months Ended March 31, 2003
           and 2002 and Cumulative For the Period From
           May 19, 2000 (Inception) to March 31, 2003 (Unaudited) ............................................       I-3


        Statement of Stockholders' Equity
           For the Three Months Ended March 31, 2003 (Unaudited) .............................................       I-4


        Statements of Cash Flows
           For the Three Months Ended
           March 31, 2003 and 2002 and Cumulative For the Period From May 19,
           2000 (Inception)
           to March 31, 2003 (Unaudited) .....................................................................       I-5


        Notes to Financial Statements (Unaudited) ............................................................    I-6 - I-13

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     A S S E T S
                                     -----------

                                                                                            March 31,         December 31,
                                                                                             2003                 2002
                                                                                          ------------       ------------
                                                                                          (Unaudited)         (Unaudited)

Current assets:
 Cash and cash equivalents                                                                  $ 36,487            $ 32,675
 Accounts receivable                                                                          16,754              16,302
 Prepaid expenses                                                                             26,224              10,976
                                                                                          ------------       ------------
     Total current assets                                                                     79,465              59,953
                                                                                          ------------       ------------

Property and equipment, at cost, less accumulated
 depreciation and amortization of $42,354 and
 $35,194, respectively                                                                        68,216              58,618
                                                                                          ------------       ------------

Other assets:
 Security deposit                                                                             44,196              44,196
 Deferred charges                                                                              1,919                 117
 Deferred financing costs                                                                     14,253               9,753
                                                                                          ------------       ------------
     Total other assets                                                                       60,368              54,066
                                                                                          ------------       ------------

                                                                                           $ 208,049           $ 172,637
                                                                                          ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current liabilities:
 Notes payable                                                                             $ 275,000           $ 105,000
 Accounts payable and accrued expenses                                                       474,948             408,908
                                                                                          ------------       ------------
     Total current liabilities                                                               749,948             513,908
                                                                                          ------------       ------------

Deferred liabilities                                                                          38,794              18,496
                                                                                          ------------       ------------

Commitments and contingencies                                                                     -                   -

Stockholders' equity (capital deficiency):
 Common stock - $.001 par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 31,158,000 shares
   at March 31, 2003 and December 31, 2002                                                    31,158              31,158
 Additional paid-in capital                                                                1,987,689           1,987,689
 Deficit accumulated in the development stage                                            ( 2,599,540)        ( 2,378,614)
                                                                                          ------------       ------------
     Total stockholders' equity (capital deficiency)                                       ( 580,693)          ( 359,767)
                                                                                          ------------       ------------

                                                                                           $ 208,049           $ 172,637
                                                                                          ============       ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                            Cumulative
                                                                                                          For the Period
                                                                                                               From
                                                                              For the Three                May 19, 2000
                                                                               Months Ended               (Inception) to
                                                                                 March 31,                   March 31,
                                                                        -------------------------        -----------------
                                                                            2003           2002                 2003
                                                                       ------------     -----------      -----------------
                                                                       (Unaudited)      (Unaudited)         (Unaudited)

Revenues                                                                 $ 65,819        $     485         $    128,253

Cost of sales                                                               2,545              242                2,975
                                                                       ------------     -----------      -----------------

Gross profit                                                               63,274              243               125,278

Operating expenses                                                        266,701          221,122             2,413,763
                                                                       ------------     -----------      -----------------

Loss from operations                                                    ( 203,427)      (  220,879)       (    2,288,485)
                                                                       ------------     -----------      -----------------

Other income (expenses):
 Interest income                                                               25            2,384                 4,503
 Financing costs                                                        (  10,000)              -         (      274,951)
 Interest expense                                                       (   7,529)      (    2,616)       (       40,612)
                                                                       ------------     -----------      -----------------
Total other income (expenses)                                           (  17,504)      (      232)       (      311,060)
                                                                       ------------     -----------      -----------------

Net loss                                                                ($220,931)      ($ 221,111)       ($   2,599,545)
                                                                       ============     ===========      =================


Per share data:
 Net loss per share - basic and diluted                                 ($    .01)      ($     .01)
                                                                       ============     ===========


Weighted average shares outstanding -
basic and diluted                                                       31,158,000      31,083,000
                                                                       ============     ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated         Total
                                                                             Additional          in the        Stockholders'
                                                     Common Stock             Paid-In          Development        Capital
                                         -------------------------------
                                                Shares         Amount           Capital             Stage         Deficiency
                                           ---------------   --------------- ---------------  ---------------   ---------------

Balance at December 31, 2002                 31,158,000        $31,158        $1,987,689       ($2,378,614)      ($ 359,767)

Net loss                                            -              -                -          (   220,926)      (  220,926)
                                           ---------------   --------------- ---------------  ---------------   ---------------

Balance at March 31, 2003                    31,158,000        $31,158        $1,987,689       ($2,599,540)      ($ 580,693)
                                           ===============   =============== ===============  ================  ===============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          For the Period
                                                                                                               From
                                                                              For the Three                May 19, 2000
                                                                               Months Ended               (Inception) to
                                                                                 March 31,                   March 31,
                                                                        -------------------------        -----------------
                                                                            2003           2002                 2003
                                                                       ------------     -----------      -----------------
                                                                       (Unaudited)      (Unaudited)         (Unaudited)

Cash flows from operating activities:
 Net loss                                                               ($ 220,926)     ($ 221,111)       ($  2,599,540)
                                                                       ------------     -----------      -----------------
 Adjustments to reconcile net loss to net
    cash used in operating activities:
  Common stock issued for services rendered                                    -            61,100              108,350
  Compensatory element of noteholders' purchase rights                         -               -                251,288
  Amortization of deferred financing cost                                   10,000             -                 60,147
  Depreciation of property and equipment                                     7,160           5,815               42,354
  Deferred liabilities                                                      20,298             392               38,794
  Deferred costs                                                        (    1,802)            177        (       1,919)
  Increase (decrease) in cash flows as a result of
    changes in asset and liability account balances:
   Accounts receivable                                                  (      452)            -          (      16,754)
   Prepaid expenses                                                     (   15,248)         13,778        (      26,224)
   Security deposit                                                            -               -          (      44,196)
   Accounts payable and accrued expenses                                    66,040      (  217,306)             472,787
                                                                       ------------     -----------      -----------------
  Total adjustments                                                         85,996      (  136,044)             884,627
                                                                       ------------     -----------      -----------------

Net cash provided by (used in) operating activities                     (  134,930)     (  357,155)       (   1,714,913)
                                                                       ------------     -----------      -----------------

Cash flows used in investing activities:
 Purchase of property and equipment                                     (   16,758)            -          (      76,450)
                                                                       ------------     -----------      -----------------

Cash flows from financing activities:
 Deferring costs and fees                                                      -               -          (     326,980)
 Proceeds from notes payable                                               170,000             -                625,000
 Payments of notes payable                                                     -        (   75,000)       (     350,000)
 Proceeds from issuance of common stock                                        -             1,650            1,988,350
 Equipment loans                                                               -        (    2,950)       (      34,120)
 Payments of financing costs                                            (   14,500)            -          (      74,400)
 Due to stockholder                                                            -        (   20,000)                -
                                                                       ------------     -----------      -----------------
Net cash provided by financing activities                                  155,500      (   96,300)           1,827,850
                                                                       ------------     -----------      -----------------

Net increase (decrease) in cash and cash equivalents                         3,812      (  453,455)              36,487

Cash and cash equivalents at beginning of period                            32,675         983,948                 -

Cash and cash equivalents at end of period                               $  36,487       $ 530,493         $     36,487
                                                                       ============     ===========      =================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                               $   8,529       $  5,933          $     40,840
                                                                       ============     ===========      =================
  Income taxes                                                           $     -         $    -            $       -
                                                                       ============     ===========      =================

Schedule of Noncash Operating, Investing and Financing Activities:
 Common stock issued for services renders                                $     -         $ 61,100          $    108,350
                                                                       ============     ===========      =================
 Deferred financing and offering costs                                   $     -         $    -            $    249,689
                                                                       ============     ===========      =================
 Fair value of purchase reports issued in private placement              $     -         $    -            $    265,998
                                                                       ============     ===========      =================
 Equipment financed                                                      $  34,120       $    -            $     34,120
                                                                       ============     ===========      =================

                                            See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003




NOTE 1 - PLAN OF ORGANIZATION.

         (a)  Organization and Presentation of Financial Statements:

              MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2002, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $2,378,614 and has working capital and stockholders' deficiencies of $453,955 and $359,767, respectively, at December 31, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses.


         (b)  Principal Business Activity:

              The Company intends to be a provider of medical, health and fitness information and services through the Internet. The Company intends to create an internet community with revenues from individuals subscribing to the Company's service either directly or through affiliations with healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, governmental agencies, etc., as well as from links to advertising, physician referrals, drug and vitamin sales via the online eStore that the Company intends to have on the Web site, as well as the sale of identification devices to its members. The Company may also engage in a separate line of business, i.e., a pharmaceutical development business. This would involve the entering into of business partnerships with companies who have developed drugs or medical devices and who might benefit from the Company's cash and expertise. The Company has not yet engaged in this business and will not enter into this line of business unless it raises sufficient additional cash in a private offering of its common stock.

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

         (a)  Basis of Presentation:

              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position the Company as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

              The financial statements as reported on Forms 10Q-SB for the quarter ended March 31, 2002 have been restated to reflect the issuance of 75,000 shares of the Company's common stock in February 2002 for services rendered whose fair value was $47,250.

              The December 31, 2002 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 2002 and should be read in conjunction therewith.


         (b)  Revenue Recognition:

              Through March 31, 2003 the Company had minimal revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.


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


         (i)  Advertising Costs:

              The Company expenses advertising costs as incurred. Advertising expense was $4,170, $15,391 and $80,359 for the three months ended March 31, 2003 and 2002 and for the period from May 19, 2000 (Inception) to March 31, 2003, respectively.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS.

              Prepaid expenses and other current assets are comprised of the following:


                                                  March 31,       December 31,
                                                    2003              2004
                                                 ----------       -----------

Prepaid insurance                                 $  23,193        $     492
Prepaid rent                                            -              7,453
Other current assets                                  3,031            3,031
                                                 ----------       -----------

                                                  $  26,224        $  10,976
                                                 ==========       ===========
NOTE 4 - PROPERTY AND EQUIPMENT.

              Property and equipment are as follows:

                                                  March 31,       December 31,
                                                    2003              2004
                                                 ----------       -----------

Office equipment                                  $  68,991        $  68,991
Furniture and fixtures                               17,819           17,819
Leasehold improvements                                3,847            3,847
Computer and software                                19,913            3,155
                                                 ----------       -----------
                                                    110,570           93,812
Less:  Accumulated depreciation
         and amortization                            42,354            35,194
                                                 ----------       -----------

                                                  $  68,216        $   58,618
                                                 ==========       ===========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

              Accounts payable and accrued expenses are comprised of the following:

                                                  March 31,       December 31,
                                                    2003              2004
                                                 ----------       -----------


Professional fees                                 $ 362,716         $ 317,691
Advertising                                          12,380            19,049
Consulting fees                                      42,224            29,511
Payroll and fringes                                  18,967               -
Sundry operating expenses                            38,661            42,657
                                                 ----------       -----------

                                                  $ 474,948         $ 408,908
                                                 ==========       ===========

NOTE 6 - NOTES PAYABLE.

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

              During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering.

              $235,000 of the notes outstanding at March 31, 2003, were payable to the Company's CFO ($5,000), three directors ($155,000) and four members of the Company's Medical Advisory Board ($75,000).

              Amortization of deferred financing cost of $10,000 and interest expense of $7,327 were charged to operations in the three months ended March 31, 2003.

              In February 2003, the Company issued a $25,000, 30% interest bearing 90 day note payable to a member of the Company's Medical Advisory Board. Interest charged to operations in the current quarter was $188.



NOTE 7 - LOAN PAYABLE - EQUIPMENT.

              In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid as at March 31, 2003.

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



NOTE 9 - EMPLOYMENT AGREEMENT.

              On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.



NOTE 10- INCOME TAXES.

              At December 31, 2002, the Company had a net operating loss carryforward amounting to approximately $2,379,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the tax asset of approximately $809,000 has been fully reserved.

              A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                               Cumulative
                                                                                             For the Period
                                        For the Three                                       From May 19, 2000
                                        Months Ended            For the Year Ended            (Inception) to
                                       March 31, 2003             March 31, 2002              March 31, 2003
                                       ---------------         ------------------      ---------------------
Loss before  income taxes             $220,926               ($221,111)                 ($2,378,614)
                                      =========              ==========                 ============

Computed tax benefit at
  statutory rate                      (  75,100) (34.0%)     ( 75,200)      (34.0%)      ( 808,700)      (34.0%)

Net operating loss
  valuation reserve                      75,100    34.0%       75,200        34.0%         808,700        34.0%
                                      ---------- -------     ----------     ------        ----------    --------

Total tax benefits                    $     -        - %     $     -           - %        $     -           - %
                                      ========== =======     ==========     =======       ==========    ========

NOTE 11- RELATED PARTY TRANSACTIONS.

              The Company was indebted to its Chief Executive officer at December 31, 2000 in the amount of $50,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001, $36,250 of these obligations was paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000, which was paid in 2002.

              In February 2002, the Company issued 100,000 shares of its common stock to a founding stockholder for legal services rendered. The fair value of the shares at issuance aggregating $60,400 was charged to operations. The fair value was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

              Commencing in November 2002 through February 2003, the Company issued thirteen six months, 15% interest bearing notes, of which one for $5,000 was issued to the Company's CFO, six aggregating $155,000 were issued to three directors and four aggregating $75,000 were issued to four members of the Company's Medical Advisory Board. Interest charged to operations on these notes aggregated $6,865 in the three months ended March 31, 2003.


NOTE 12- CAPITAL STOCK.

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



NOTE 13- COMMITMENTS AND CONTINGENCIES.

         (a)  Leases:

              The Company is obligated under an operating lease for its office space. The future minimum lease payments under these leases, at March 31, 2003, which expires in October 2003, amounted to $52,000.

              Rent expense amounted to $24,248, $22,845 and $144,239 for the three months ended March 31, 2003 and 2002 and from May 19, 2000 (inception) to December 31, 2003, respectively.


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

           The Company currently has a total of 816,669 members.


AGREEMENT WITH MEMBER SERVICE CENTER INC.

           On March 3, 2003, the Company signed a three-year agreement with Member Service Center Inc., an administrator for AAA auto club franchises on the eastern seaboard. This company will represent, promote and sell the Medstrong developed member Patient Data Quickly (PDQ) private label program to its AAA auto club customers for inclusion in the club's basic roadside assistance programs providing the member driver with online medical record availability and protection.

PHARMACEUTICAL DEVELOPMENT BUSINESS

           GENERAL BUSINESS
           ----------------

           With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. MedStrong intends to use the funds raised in it current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices ("Business Partners") by providing them with capital and other assistance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products. MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

           MedStrong will appoint a Pharmaceutical Development Advisory Board ("Advisory Board") who, through extensive research and networking activities, will identify potential Business Partners and present the opportunity to the board of directors of MedStrong who will ultimately determine whether to enter into a relationship with its potential Business Partners. The Company's Advisory Board will seek to identify potential Business Partners and analyze and evaluate potential relationships. Once a potential Business Partner is identified, the Advisory Board will analyze the potential opportunities for the Business

Partner's product, patent issues, current therapeutic trends, total market size, potential market share, market competition and scientific results. After assembling this information through research, consulting with experts and consultants in the field and modeling sales forecasts, the advisory board will evaluate whether a relationship with a Business Partner will be beneficial for MedStrong. If the advisory board determines that a specific relationship with a Business Partner will be beneficial for MedStrong, then they will present the opportunity to the board of directors for approval.

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

SECURITIES REGULATIONS
----------------------

           The Company's Pharmaceutical Development Business may classify the Company as an "investment company" under the Company Act or any similar state law and require the Company to register as an investment company. The Company does not believe that its planned Pharmaceutical Development Business will constitute investment in securities and, therefore, will not cause the Company to be subject to regulations as an "investment company." The Company is seeking confirmation of its position from the SEC, but it may not receive such confirmations. If the Company doed not receive such confirmation, this may require the Company to register as an investment company in order to undertake our Pharmaceutical Development Business. If this were to occur, the Company's day-to-day operations would then become subject to the regulatory and disclosure requirements imposed by the Company Act. MedStrong does not have the infrastructure to operate as an investment company and would not be able to continue doing business. However, there is a safe harbor exception in the Company Act that would allow the Company to use up to 40% of its non-cash assets towards its Pharmaceutical Development Business, even if the Pharmaceutical Development Business were deemed to be a securities investment activity. Thus, to avoid registration as an investment company, the Company may be required to limit the portion of the proceeds of its current private offering to be used in the Pharmaceutical Development Business and this may adversely effect the Company's planned activities.

           RECENT FINANCING TRANSACTIONS

DEBT PRIVATE OFFERING
---------------------

           Through a private debt offering ("Note Offering") in December 2002 through February 2003, the Company raised $250,000 by issuing 13 notes each bearing interest at 15% per annum (the Notes") and each due six months from the date issued (the "Maturity Date"). The terms of the Notes provide that the principal to be payable at the Maturity Date and interest to be payable monthly in arrears. The Notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The Notes rank pari passu among themselves and the Notes are not senior to other debt, if any, of the Company. No principal payments have been made on these Notes.

           Of the $250,000 raised in the Note Offering approximately $35,000 was used to pay placement agent commissions and other expenses incurred in connection with the Note Offering. The net proceeds have been used by and will continue to be used by the Company for marketing and obtaining new clients and for general and administrative expenses during the next six months.

EQUITY OFFERING
---------------

           The Company is undertaking a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which will commence on or about March 21, 2003. The Offering is being made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquire Shares in the Offering must be accredited investors, i.e. meet certain standards of high income or high net worth, and must agree to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares is being offered, although there is no way to predict how many Shares will be sold, since the Offering is a best efforts offering with no minimum requirement and it is subject to certain contingencies. The price at which the Shares will be sold in the Offering is $.25 per Share, so that if all of the Shares are sold in the Offering, the gross proceeds will be $5,000,000 and the net proceeds to the Company, after expenses and commissions, will be approximately $4,450,000. The Company cannot predict what if any proceeds it will receive from the Offering or when these proceeds may be received.

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



Date:    May 14, 2003

                                             MedStrong International Corporation




                                             /s/ Ronald Glime
                                             -----------------------------------
                                             Ronald Glime
                                             Chief Financial Officer