Form 10KSB/A
period 2002-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2003-07-02
CIK 1136711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                         to
                                    -----------------------    -----------------
             Commission file number
                                    --------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year: $61,574

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


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, $.001 par value, was 31,158,000 as of April 4, 2003 and the number of outstanding Warrants was 4,732,000 as of April 4, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----    ------

            The purpose of this amendment is to add certain exhibits.



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

Dated: June 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                                   TITLE                                 DATE
      ---------                                   -----                                 ----

/s/  Jerry R. Farrar                    Director, President  and                   June 24, 2003
------------------------------------    Chief Executive Officer
Jerry R. Farrar

/s/  Joel San Antonio                   Chairman of the Board                      June 24, 2003
------------------------------------
Joel San Antonio

/s/  David Scotch                       Director                                   June 24, 2003
------------------------------------
David Scotch

                                        Director                                   June 24, 2003
------------------------------------
Edward L. Spindel

/s/  Michael R. Spindel                 Director                                   June 24, 2003
------------------------------------
Michael R. Spindel

                                        Director                                   June 24, 2003
------------------------------------
Michael Salpeter
