Form 10QSB/A
period 2003-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2003-07-02
CIK 1136711

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of outstanding common shares, par value $.001 at November 14, 2002 was 31,032,000 and the number of outstanding warrants to acquire common shares at November, 14, 2002 was 4,732,000.

            The purpose of this amendment is to add certain exhibits.






                                                          SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    June 24, 2003

                                             MedStrong International Corporation




                                              /s/ Ronald Glime
                                             -----------------------------------
                                                  Ronald Glime
                                                  Chief Financial Officer