Form 10QSB
period 2003-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2003-08-19
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


     x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 2003


                                       OR

   -----        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to
                               --------------------    --------------------

                        Commission file number 333-57468

                       MEDSTRONG INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 Delaware                                       95-4855709
      (State of other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      500 Silver Spur Road, Suite 303
          Rancho Palos Verdes, CA                                  90274
  (Address of principal executive office)                       (zip code)


        Registrant's telephone number, including area code: 310-544-9900

                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of outstanding common shares, par value $.001 at August 15, 2003 was 31,688,043 and the number of outstanding warrants to acquire common shares at August 15, 2003 was 4,732,000.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                    I N D E X
                                    ----------


                                                                        Page No.



FINANCIAL STATEMENTS:


   Balance Sheets as at June 30, 2003 and December 31, 2002 ..............   3


   Statement of Operations
      For the Three Months Ended June 30, 2003 and 2002,
      For the Six Months Ended June 30, 2003 and 2002 and
      Cumulative For the Period From May 19, 2000
      (Inception) to June 30, 2003 .......................................   4


   Statement of Stockholders' Capital Deficiency
      For the Six Months Ended June 30, 2003 .............................   5


   Statements of Cash Flows
      For the Six Months Ended June 30, 2003 and 2002 and
      Cumulative For the Period From May 19, 2000
      (Inception) to June 30, 2003 .......................................  6-7



   Notes to Financial Statements ......................................... 8-18

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S
                                   -----------

                                                                       June 30,         December 31,
                                                                         2003               2002
                                                                      -----------       ------------
                                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                                              $ 6,312         $ 32,675
  Accounts receivable                                                     47,128           16,302
  Prepaid expenses                                                        76,348           10,976
                                                                         -------           ------
        Total current assets                                             129,788           59,953
                                                                         -------           ------

Property and equipment - at cost, less accumulated
  depreciation and amortization of $48,621 and
  $35,194, respectively                                                   66,711           58,618
                                                                         -------           ------

Other assets:
  Security deposit                                                          -              44,196
  Deferred charges                                                          -                 117
  Deferred financing costs                                                  -               9,753
                                                                          ------            -----
        Total other assets                                                  -              54,066
                                                                          ------           ------

                                                                       $ 196,499        $ 172,637
                                                                       =========        =========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Notes payable                                                        $ 300,000        $ 105,000
  Accounts payable and accrued expenses                                  567,251          408,908
                                                                        --------          -------
        Total current liabilities                                        867,251          513,908
                                                                        --------          -------

Deferred rent                                                             42,271           18,496
                                                                         -------           ------

Commitments and contingencies                                               -                 -

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,688,043 shares
      at June 30, 2003 and 31,158,000
      shares at December 31, 2002                                         31,688            31,158
  Additional paid-in capital                                           2,261,846         1,987,689
  Deficit accumulated in the development stage                       ( 3,006,557)     ( 2,378,614)
                                                                    ------------      ------------
        Total stockholders' capital deficiency                         ( 713,023)       ( 359,767)
                                                                      ----------         ---------

                                                                       $ 196,499         $ 172,637
                                                                      ==========         =========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                Cumulative
                                             For the Three                   For the Six                     For the Period
                                              Months Ended                    Months Ended                   From May 19, 2000
                                               June 30,                         June 30,                    (Inception) to
                                          -----------------------              ---------
                                           2003            2002            2003              2002             June 30, 2003
                                          -----           -----            -----             ----             -------------

Revenues                                   $ 72,133       $ 682           $137,952          $ 1,167             $ 198,800
Cost of sales                                 -              -                -                 -                     430
                                           --------        -----           -----          --------

Gross profit                                 72,133         682           137,952             1,167               198,370

Operating expenses                          455,421     421,253           724,667           642,617             2,717,643
                                         ----------     --------         --------          --------             ---------

Loss from operations                     ( 383,288)   ( 420,571)       ( 586,715)        ( 641,450)           ( 2,519,273)
                                         ----------   ----------       ----------        ----------           ------------

Other income (expenses):
  Interest income                                 6        1,432               32            3,816                  4,510
  Financing costs                         ( 12,081)          -          ( 22,081)               -               ( 287,032)
  Interest expense                        ( 11,648)       ( 621)        ( 19,179)          ( 3,237)              ( 52,262)
                                          ---------       ------        ---------         --------               ---------
Total other income (expenses)             ( 23,723)          811        ( 41,228)              579              ( 334,784)
                                          ---------       ------        ---------             ----             ----------

Net loss                                 ($407,011)    ($419,760)      ($627,943)        ($640,871)           ($2,854,057)
                                         ==========    ==========      ==========        ==========           ============

Per share data:
  Net loss per share - basic and diluted    ($0.01)       ($0.01)         ($0.02)           ($0.02)
                                            =======       =======         =======           =======

Weighted average shares
  outstanding - basic and diluted        31,294,742     31,130,000      31,226,371        31,100,000
                                         ==========    ============    ===========        ==========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)


                                                                                               Deficit
                                                                                             Accumulated
                                                                         Additional            in the              Total
                                                Common Stock              Paid-in            Development        Stockholders'
                                                -------------             Capital               Stage               Equity
                                            Shares        Value          ---------          ---------------     ------------
                                           --------      -------
Balance at December 31, 2002               31,158,000      $31,158       $1,987,689          ($2,378,614)         ($359,767)

Exercise of stock options                     120,000          120           29,880                  -                30,000

Compensatory element of stock options            -             -            152,500                  -               152,500

Sale of common stock                          410,043          410           91,777                  -                92,187

Net loss                                         -             -               -               ( 627,943)         ( 627,943)
                                            ----------     --------      ----------            ----------         ----------

Balance at June 30, 2003                    31,688,043     $31,688       $2,261,846          ($3,006,557)         ($713,023)
                                            ===========    ========      ===========         ============         ==========



                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                            For the Six                  For the Period
                                                                            Months Ended               From May 19, 2000
                                                                              June 30,                  (Inception) to
                                                                          ----------------
                                                                            2003           2002          June 30, 2003
                                                                          -------         ------         --------------

Cash flows from operating activities:
  Net loss                                                              ($627,943)     ($640,871)        ($3,006,557)
                                                                        ----------     ----------        ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of stock options                                 152,500             -               152,500
    Compensatory element of
      noteholders purchase rights                                              -              -               251,288
    Amortization of deferred financing costs                               24,253             -                74,400
    Depreciation of property and equipment                                 13,428         11,718               48,622
    Common stock issued for services                                           -         108,350              108,350
    Deferred rent                                                          ( 159)            587               17,196
    Deferred revenue                                                       23,934             -                25,075
    Deferred charges                                                          117            453                   -
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                               ( 30,826)             -             ( 47,128)
      Prepaid expenses and other current assets                         ( 65,372)         17,542            ( 76,348)
      Security deposit                                                     44,196             -                   -
      Accounts payable and accrued expenses                               158,343      ( 98,659)              563,451
                                                                          --------     ---------            ---------
  Total adjustments                                                       320,414         39,991            1,117,406
                                                                          --------     ---------            ---------

Net cash used in operating activities                                  ( 307,529)     ( 600,880)         ( 1,889,151)
                                                                        ----------     ---------         ------------

Cash flows used in investing activities:
  Purchase of property and equipment                                    ( 21,521)       ( 3,154)            ( 81,213)
                                                                        ---------       --------            ---------

Cash flows provided by financing activities:
  Proceeds from notes payable                                             195,000             -               650,000
  Payments of notes payable                                                    -       ( 75,000)           ( 350,000)
  Proceeds from issuance of common stock                                  132,438          1,150            2,120,788
  Equipment loans                                                              -        ( 5,813)            ( 32,481)
  Payments of financing costs                                           ( 14,500)             -             ( 74,400)
  Offering costs and fees                                               ( 10,251)             -            ( 337,231)
  Due to stockholders                                                         -        ( 20,000)                  -
                                                                        ---------      ---------            ---------
Net cash provided by (used in) financing activities                       302,687      ( 99,663)            1,976,676
                                                                        ---------      ---------            ---------

Net increase (decrease) in cash and cash equivalents                    ( 26,363)     ( 703,697)                6,312

Cash and cash equivalents at beginning of period                           32,675        983,948                  -
                                                                        ---------       --------            ---------

Cash and cash equivalents at end of period                               $ 6,312        $280,251              $ 6,312
                                                                        =========       ========            =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



                                                                                               Cumulative
                                                                     For the Six               For the Period
                                                                     Months Ended            From May 19, 2000
                                                                        June 30,              (Inception) to
                                                                    --===--------------
                                                                    2003        2002            June 30, 2003
                                                                    ----        ----            -------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                                        $ -         $ 7,432          $ 32,311
                                                                    ======      ========         ========

    Income taxes                                                    $ -         $ -              $ -
                                                                    ======      ======           ========


Schedule of Noncash Operating, Investing and Financing Activities:

  Deferred financing and offering costs                             $ -         $ -              $ 249,685
                                                                    ======      ======            =========

  Fair value of purchase reports
    issued in private placements                                    $ -         $ -              $ 265,998
                                                                    ======      ======            =========

  Common stock issued for services                                  $ -         $108,350          $ 108,350
                                                                    ======      =========         =========




                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)






NOTE  1  -     PLAN OF ORGANIZATION.

               (a) Organization and Presentation of Financial Statements:

                     MedStrong  International  Corporation  (the  "Company") was
               incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2003, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $2,854,057 and has working capital and stockholders' deficiencies of $737,463 and $713,023, respectively, at June 30, 2003 and December 31, 2002. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. In March 2003, the Company commenced a private placement offering of up to 20,000,000 of its common shares for sale at $0.25 per share. The Company realized $92,187 from the sale of 410,043 common shares prior to the offering's closure on June 30, 2003.

NOTE  1  -     PLAN OF ORGANIZATION.  (Continued)

(b) Principal Business Activity:

                     The Company intends to be a provider of medical, health and fitness  information  and  services  through  the  Internet.  The
               Company intends to create an internet community with revenues from individuals subscribing to the Company's service primarily through contractual arrangements with wholesalers, as well as from links to advertising, physician referrals, drug and vitamin sales via the online eStore that the Company has on the Web site, as well as the sale of identification devices to its members. The Company may also engage in a separate line of business, i.e., a pharmaceutical development business. This would involve the entering into of business partnerships with companies who have developed drugs or medical devices and who might benefit from the relationship with the Company. The Company has not yet engaged in this business and will not enter into this line of business unless it raises sufficient additional cash in a private offering of its common stock.



NOTE  2  -       SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

               (a) Basis of Presentation:

                     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the six and three months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003. The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

                     The financial statements as reported on Forms 10QSB for the six months ended June 30, 2002 have been restated to reflect the issuance of 75,000 shares of the Company's common stock in February 2002 for services rendered whose fair value was charged to operations.

                     The December  31, 2002  balance  sheet was derived from the audited financial statements included in the Company's report on Form 10KSB for the year ended December 31, 2002 and should be read in conjunction therewith.


               (b) Revenue Recognition:

                     Through June 30, 2003 the Company had minimal  revenues and was in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Membership fees are earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

NOTE  2  -       SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.
                 (Continued)

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


               (e) Property and Equipment:

                     Property and equipment are stated at cost less  accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is reflected in operations in the period of sale or retirement. The cost of maintenance and repairs are charged to expense as incurred. Significant renewals and replacements, which substantially extend the lives of the related assets, are capitalized. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.


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

NOTE  2  -     SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.
               (Continued)

               (h) Recently Issued Accounting Pronouncements:

                     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148 and will account for its stock options under intrinsic value recognition and measurement principles of APB No. 25 "Accounting for Stock Issued to Employees and Interpretations". However, the Company will provide all newly required disclosures under SFAS No. 123.

                     In May 2003, the FASB issued SFAS No. 150  "Accounting  for
               Certain Financial Instruments with Characteristic of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that are entered into or modified after May 31, 2003. Management believes the adoption of this statement will not have material impact on the Company.


               (i) Advertising Costs:

                     The  Company  expenses   advertising   costs  as  incurred.
               Advertising expense was $12,548, $34,289 and $89,738 for the six months ended June 30, 2003 and 2002 and for the period from May 19, 2000 (Inception) to June 30, 2003, respectively. Advertising expenses during the quarter ended June 30, 2003 and 2002 was $8,379 and $18,898, respectively.



NOTE  3  -     PREPARID EXPENSES AND OTHER CURRENT ASSETS.

   Prepaid expenses and other current assets are comprised of the following:


                                                     June 30        December 31,
                                                       2003             2002
                                                       ----             ----

Prepaid insurance                                    $52,176            $492
Prepaid rent                                          21,141           7,453
Other current assets                                   3,031           3,031
                                                       -----           -----

                                                     $76,348         $10,976
                                                     =======         =======

NOTE  4  -     PROPERTY AND EQUIPMENT.

                     Property and equipment are as follows:

                                                    June 30        December 31,
                                                      2003              2002
                                                      -----           ------

Office equipment                                   $ 68,991          $68,991
Furniture and fixtures                               17,819           17,819
Leasehold improvements                                3,847            3,847
Computer equipment and software                      24,675            3,155
                                                    -------            -----
                                                    115,332           93,812
Less:  Accumulated depreciation
          and amortization                           48,621           35,194
                                                    -------           ------

                                                   $ 66,711          $58,678
                                                   ========          =======


NOTE  5  -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts payable and accrued expenses are comprised of the following:
                                                   June 30,       December 31,
                                                      2003               2002
                                                     -----               ----

Professional fees                                  $384,159          $317,691
Advertising                                          13,053            19,049
Consulting fees                                      74,806            29,511
Payroll and fringes                                  36,402               -
Sundry operating expenses                            58,831            42,657
                                                     -------           ------

                                                   $567,251          $408,908
                                                   ========          ========




NOTE  6  -     NOTES PAYABLE.

                     On  December  20,  2000,  the  Company  initiated a private placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January and February 2002 note holders exercised rights to acquire 165,000 shares for $1,650 in cash. The Company repaid the remaining $50,000 of these notes on January 10, 2002. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty (60) day term of the notes.

NOTE  6  -     NOTES PAYABLE.  (Continued)

                     During  April 2001 through  July 2001,  the Company  issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid in 2002.

                     During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%)
               percent of the proceeds of the offering.

                     $235,000 of the notes  outstanding  at June 30, 2003,  were payable to the Company's then Chief Financial Officer ($5,000), three directors ($155,000) and three members of the Company's Medical Advisory Board ($75,000).

                     Amortization  of  deferred  financing  costs of $24,253 and interest expense of $6,702 were charged to operations during the six months ended June 30, 2003.

                     In  February  2003,  the  Company  issued  a  $25,000,  20%
               interest bearing 90 day note payable to a member of the Company's Medical Advisory Board. Interest charged to operations in the six months ended June 30, 2003 was $2,063.

                     In May 2003, the Company issued a director its $25,000, 20%
               interest bearing 90 day note. Interest charged to operations was $767.

                     The  Company  was in  default  on  $115,000  of  the  notes outstanding at June 30, 2003. Subsequently. the noteholders have agreed to extend the maturity dates of the notes. The notes currently mature at varying dates through July 2004. The interest rate on all notes are 20%. One noteholder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003.



NOTE  7  -     LOAN PAYABLE - EQUIPMENT.

                     In March 2001,  the Company  purchased  computer  equipment from an entity whose president was the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in full as at June 30, 2003.



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

                     On  December  15,  2000,   the  Company   entered  into  an
               employment agreement with its Chief Executive Officer for a three
               (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5% (which have not been implemented), (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant.



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

                     A reconciliation of the statutory effective income tax rate to the actual provision shown in the financial statements is as follows:


                                                                                     Cumulative
                                                                                   For the Period
                                                                                 From May 19, 2000
                                    For the Six Months Ended                       (Inception) to
                                            June 30,                                  June 30

                                2003                     2002
                                -----------------------------                      -------------------------

Loss before  income taxes       ($627,943)               ($640,871)                 ($3,006,557)
                                ==========               ==========                 ============

Computed tax benefit at
  statutory rate                ( 213,500)     (34.0%)   ( 217,900)     (34.0%)     ( 1,022,200)     (34.0%)

Net operating loss
  valuation reserve               213,500       34.0%      217,900       34.0%        1,022,200       34.0%
                                 --------      ------     --------      ------       ----------      -----

Total tax benefits               $   -            - %    $  -            -   %       $                 -  %
                                  =======      ======    =======        ======        =======        ======



NOTE 11  -     RELATED PARTY TRANSACTIONS.

                     The Company was indebted to its Chief Executive  officer at
               December 31, 2000 in the amount of $50,000 pursuant to a verbal consulting agreement and $56,250 pursuant to an employment agreement of which $50,000 is a non-refundable signing bonus. During 2001, $36,250 of these obligations were paid and at December 31, 2001 the Company was indebted to him in the amount of $20,000, which was paid in 2002.

                     In February  2002, the Company issued 100,000 shares of its common stock to a founding stockholder for legal services rendered. The fair value of the shares at issuance aggregating $60,400 was charged to operations. The fair value was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

                     Commencing  in November  2002 through  February  2003,  the
               Company issued thirteen six month, 15% interest bearing notes of which one for $5,000 was issued to the Company's then Chief Financial Officer, six notes aggregating $155,000 were issued to three directors and four notes aggregating $75,000 were issued to four members of the Company's Medical Advisory Board. Interest charged to operations on these notes aggregated $6,865 during the six months ended June 30, 2003.



NOTE 12  -     CAPITAL STOCK.

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


               (b) Initial Sale of The Company's Securities to the Public:

                     The Company filed its  prospectus  with the  Securities and
               Exchange Commission on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 8,000,000 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter's compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 1,600,000 shares of common stock at $0.75 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 4,302,000 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 4,302,000 units.

               (c) Private Placements:

                     The Company  commenced the sale of up to 20,000,000  shares of its common stock in May 2003 at $0.25 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 410,043 of its common shares for $92,187 (net of placement agent's fees of $10,251). The net proceeds were used for general corporate purposes.


               (d) Common Stock Issued for Services Rendered:

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



NOTE 13  -     STOCK OPTIONS.

                     On April 25,  2003,  the Board of  Directors  approved  the issuance of stock options to nine members of the Company's Medical Advisory Board. The options which vest immediately expire at end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in the three and six months ended June 30, 2003. On June 12, 2003, one option for 120,000 common shares was exercised.

                     Additionally  on April 25,  2003,  the Board  approved  the issuance of 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition are measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

                     As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in operations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different.

                                                    For the Three                          For the Six
                                                     Months Ended                          Months Ended
                                                        June 30,                             June 30,
                                           -------------------------------         -----------------------------
                                               2003                2002              2003              2002
                                             -------             -------            -------           -------

Net loss as reported                        ($407,011)         ($ 419,760)        ($627,943)        ($ 640,871)
                                            ==========         ===========        ==========        ===========

Net loss pro forma                          ($417,011)         ($ 489,760)        ($637,943)        ($ 640,871)
                                            ==========         ===========        ==========        ===========

Shares - basic and diluted                  31,294,742         31,130,000         31,226,371         31,100,000
                                         =  ===========     =  ===========     =  ===========    =   ==========

Net loss per share as reported                ($0.01)            ($0.01)           ($0.02)            ($0.01)
                                              =======            =======           =======            =======

Net loss per share - pro forma                ($0.01)            ($0.01)           ($0.02)            ($0.01)
                                              =======            =======           =======            =======


                     The  fair  value  of the  stock  options  used  to  compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions:
               expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 5 years.

                     Presented   below  is  a  summary  of  the  status  of  the
               outstanding stock options:

                                            For the Six Months Ended
                                                    June 30,
                                        -----------------------------------
                                              2003                 2002
                                              -----                ----
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                        Shares      Price     Shares     Price

Options outstanding at beginning            -       $ -                   $ -

Granted                               1,870,000     0.25        -           -

Exercised                            ( 120,000)   ( 0.25)       -           -
                                     ----------   -------     ------     ------

Options outstanding at end           1,750,000    $   -         -         $ -
                                     ==========   ======      ======     ======




                     The stockholders on August 12, 2003 ratified an increase of
               2,000,000 shares eligible to be issued under the Company's qualified stock option plan.



NOTE 14  -     COMMITMENTS AND CONTINGENCIES.

               (a) Leases:

                     The Company is obligated  under an operating  lease for its office space. The future minimum lease payments under the leases at June 30, 2003, which expires in October 2003 amounted to $30,000.

                     Rent expense amounted to $47,440,  $53,667 and $167,432 for the six months ended June 30, 2003 and 2002 and from May 19, 2000 (inception) to December 31, 2003, respectively.


               (b) Maintenance Contract:

                     The  Company  in  March  2001  entered  into a  maintenance contract with a corporation controlled by one of its officers. The contract required maintenance and storage fees based upon usage. The contract was cancelled during 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


FORWARD-LOOKING STATEMENTS

              Except for the historical information contained in this Quarterly Report, the matters discussed below or elsewhere in this Quarterly Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company" or "MedStrong") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions
based  on  information  currently  available  to  management.   Such  views  and
assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to sell memberships or to enter into contracts with wholesale customers, (b) ability to secure revenues from individuals who first are involved through wholesale contracts, (c)prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (d) regulatory or legal changes affecting the Company's business (e) ability to satisfy conditions in order to receive revenues on contracts entered into with wholesale customers or (f) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. [Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and
(e) the success of those opportunities in the marketplace.

PLAN OF OPERATION

GENERAL BUSINESS
----------------

         MedStrong has developed an information repository to store and transfer patients' vital health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at www.medstrong.com.

         MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) annual membership programs for the consumer public, (ii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level II Plan upgrades, (iii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, and (iv) Online Medical Records as an employee benefit offer, and inclusion in insurance company and affinity wholesalers offerings. At the present time, the only membership that have been arranged have been through wholesale offerings. To date, few of the memberships have been renewed.


         MedStrong is focusing on the development of two of its target markets, the consumer direct market and the affinity group wholesale membership and insurance company market.


MEMBERSHIP
----------

         MedStrong has three levels of family membership packages for the consumer direct market, although to date it has not been successful in placing these membership packages, MedStrong, through contracted alliances, offers a national network of health care professionals who have contracted to provide value discounts for various health and non-health products and services. All levels include the Online Vital Data service. Through a membership identification card for Level II and III, MedStrong's member has access to various health benefit discount national services and can save on his/her annual health costs. The consumer member has the following benefits: access to medical journals and articles, access to MedStrong's health eNews, and drugstore discounts at MedStrong's online "E-Store." These services are presently available and other additions of medical content are under development.

         The following consumer memberships are currently available:

         Level One -  Emergency  Room PDQ - includes  Online Vital Data  for the
         ---------
member and three additional family members that live in the member's household for an annual fee of $19.95.

         Level Two -  Emergency  Room PDQ Plus - includes Online Vital Data  and
         ---------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and three additional family members that live in the member's household for an annual fee of $69.95.

         Level Three - Emergency  Room PDQ VIP,  includes  Online Vital Data and
         -----------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and three additional family members that live in the member's household for an annual fee of $89.95.

         MedStrong has been pursuing major affinity groups, wholesale membership organizations and insurance companies. Medstrong has contracts with nine companies that offer to their customers MedStrong's membership benefits as part of the benefits offered by those companies to their subscribers. MedStrong seeks to develop this wholesale business by pursuing other leading companies in other industries to offer customers and member's vital health information online. This business model utilizes the consumer platform for package selling to wholesale communities. The Company has current income from two of these contracts, but not enough to pay the Company's expenses. Moreover, unless there are substantial renewals by individuals whose original membership originated by the wholesale contracts, the revenue, if any from these contracts, will not be a long-term benefit to the Company.


         The Company entered into a representative agreement with Stuart Graff in July 2002 and wholesale agreements with Trip Mate Insurance Agency, Inc. in July 2002, JVF International Solutions, Inc. in September 2002 (amended in February 2003 and July 2003), Road America in October 2002 (amended in January
2003), MD Data Networks, LLC in December 2002, Member Service Center Inc. in March 2003, Nations RX, Inc. in June, 2003, and Medjet Assistance. LLC in June 2003.

         The Company is actively pursuing additional wholesale accounts and has received expressions of interest from ten potential clients.

         It is the goal of management to have seven additional client contracts signed by the end of December 31, 2003, each producing an average of $30,000 of revenue per year.

         The  Company  currently  has  a  total  of  381,000  members.   Members
purchasing our product with Trip Mate travel insurance may not renew after their travel, thereby reducing the number of members.

         The Company currently has four full-time professional employees and one part time technical employee.

         The Company has instituted cost cutting initiatives to reduce its monthly burden. The company estimates that if projections of future revenue on existing clients are realized over the next six months, it will cover its expenses prior to debt service and interest. In addition, if projected new clients are signed, the Company can achieve operating cash flow break even by February 2004.

RECENT TRANSACTIONS
-------------------

AGREEMENT WITH MEDICAL DATA ALERT SYSTEMS, INC. AND NATIONS RX, INC.

         On June 1, 2003, the Company signed a 67 month agreement with Medical data Alert Systems, Inc. and NationsRx, Inc., a provider of medical portal services, including practice management, insurance1, medical record data storage and retrieval and pharmaceutical services, to provide a private label medical record storage and retrieval system to customers of NationsRx.


AGREEMENT WITH MEDJET ASSISTANCE, LLC

         On June 1, 2003, the Company signed a 67-month agreement with Medjet Assistance, LLC, a leading provider of Emergency Transportation Programs to provide online health information record storage and retrieval to its members. Twenty-four months from the commencement of the agreement, both parties will review the merits of remaining in the agreement and may choose to terminate the agreement.

AGREEMENT WITH JVF INTERNATIONAL SOLUTIONS, INC.

         On July 18, 2003, the Company signed a second Addendum to the Letter of Intent dated September 18, 2002 to grant an extension to JVF on their performance under the original Letter of Intent and the Addendum of February 2003 to December 31, 2003.

         None of these recent contracts are generating current revenues and they may never generate any revenues.

DEBT PRIVATE OFFERING
---------------------

         During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the Notes provide that the principal to be payable at the Maturity Date and interest to be payable monthly in arrears. The Notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The Notes rank pari passu among themselves and the Notes are not senior to other debt, if any, of the Company. No principal payments have been made on these Notes.


         $235,000 of the notes were outstanding at June 30, 2003, were payable to the Company's then Chief Financial Officer ($5,000), three directors ($155,000) and three members of the Company's Medical Advisory Board ($75,000). Amortization of deferred financing costs of $24,253 and interest expense of $6,702 were charged to operations during the six months ended June 30, 2003. In February 2003, the Company issued a $25,000, 20% interest bearing 90 day note payable to a member of the Company's Medical Advisory Board. Interest charged to operations in the six months ended June 30, 2003 was $2,063. In May 2003, the Company issued a director its $25,000, 20% interest bearing demand note. Interest charged to operations was $767. The Company was in default on $115,000 of the notes outstanding at June 30, 2003. Subsequently, the noteholders have agreed to extend the maturity dates of the notes and remove non payment of interest as an event of default. No default exists at August 18, 2003. The notes currently mature at varying dates through July 2004. The interest rate on all notes are 20%. One noteholder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003.

LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------

         As of August 18, 2003, the Company had approximately 30 days of cash left to operate. This includes an estimate of $30,000 for the next 30 days generated by Trip Mate. Over the next 12 months, if the Company is able to satisfy necessary conditions some of which require cash expenditures and, if the contracting parties' projections are realized, it is possible that approximately $1,100,000 in revenue will be generated by current signed clients in excess operating expenses of at least $900,000. An operating break even is estimated for that period before debt and interest service. Over 95% of the revenue in the current quarter was generated from the Trip Mate contract. Medstrong expects that additional revenue will be generated over the next six months from current signed clients in addition to Trip Mate. Eight additional clients have signed eight agreements to market or include the Vital Health Information online program in their offerings to their customers in addition to Trip Mate. There is no assurance that any revenues will be generated from such arrangements.

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

         The Company issued, and may continue to issue, its common stock for services. The Company had issued stock rights to note holders as additional interest in addition to the notes' stated 10% interest and issued shares of its common stock to a member of its medical advisory board. The cost associated with these transactions was based on an intrinsic fair value of $.50 per share. It is the Company's judgment that, since the Company's common stock is publicly traded, the best determination of fair value of the stock it issues is the midpoint of the latest bid and ask price of the stock at the date of issuance.

ITEM 3.           CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer, Jerry R. Farrar, and its Chief Financial Officer, Howard A. Cohn are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report. Each of them has, within 90 days prior to the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company were made known to them during the period covered by this Quarterly Report. Since their evaluation. No significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

         The Company's internal controls and procedures also have been. And will in the future continue to be, reviewed by the Company's independent accountants in connection with their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review the Company's accounting, auditing and financial matters. The Audit Committee and the independent accountants have free access to each other, with or without management being present.

PART II:          OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

EQUITY OFFERING
---------------

         The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares were offered. The price at which the Shares were sold in the Offering was $.25 per Share .Upon expiration of the offering at June 30, 2003, 410,043 shares were sold for gross proceeds of $102,510.75. Commissions paid to the placement agent were $10,251.

         The offering price of $.25 per Share (which was below the last average price of $.52 as of the date of the offering) was established by the Company because of the restrictions applicable to the Shares to be acquired in the Offering and the fact that prospective investors were required to purchase a substantial number of Shares in order to participate.

         The net proceeds of the Offering were used by the Company for general corporate purposes, including the expansion of its current line of business.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         The Company was in default on $115,000 of the notes outstanding at June 30, 2003. Subsequently. the noteholders have agreed to extend the maturity dates of the notes and remove non payment of interest as an event of default. No current default exists at August 18, 2003. The notes currently mature at varying dates through July 2004. The interest rate on all notes are 20%. One noteholder has converted his $25,000 note 100,000 shares of the Company's common stock on July 31, 2003.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits
            --------

10.1        Agreement with Medical Data Alert Systems, Inc. and Nations Rx, Inc.
10.2        Agreement with Medjet Assistance, LLC.
10.3        Second addendum to the Letter of Intent dated September 18, 2002
31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted
            pursuant to Section 906 of Sarbanes-Oxley Act.
32.2        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted
            pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             August 19, 2003

                                             MedStrong International Corporation


                                             /S/ Howard A. Cohn
                                             -----------------------------------
                                             Name: Howard A. Cohn
                                             Title:  Chief Financial Officer

Exhibits
--------

10.1        Agreement with Medical Data Alert Systems, Inc. and Nations Rx, Inc.
10.2        Agreement with Medjet Assistance, LLC.
10.3        Second addendum to the Letter of Intent dated September 18, 2002
31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section  1350,  as
            adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32.2        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section  1350,  as
            adopted pursuant to Section 906 of Sarbanes-Oxley Act.