Form 10QSB/A
period 2003-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2003-08-21
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                Cumulative
                                             For the Three                   For the Six                     For the Period
                                              Months Ended                    Months Ended                   From May 19, 2000
                                               June 30,                         June 30,                    (Inception) to
                                          -----------------------              ---------
                                           2003            2002            2003              2002             June 30, 2003
                                          -----           -----            -----             ----             -------------

Revenues                                   $ 72,133       $ 682           $137,952          $ 1,167             $ 198,800
Cost of sales                                 -              -                -                 -                     430
                                           --------        -----           -----          --------

Gross profit                                 72,133         682           137,952             1,167               198,370

Operating expenses                          455,421     421,253           724,667           642,617             2,870,143
                                         ----------     --------         --------          --------             ---------

Loss from operations                     ( 383,288)   ( 420,571)       ( 586,715)        ( 641,450)           ( 2,671,773)
                                         ----------   ----------       ----------        ----------           ------------

Other income (expenses):
  Interest income                                 6        1,432               32            3,816                  4,510
  Financing costs                         ( 12,081)          -          ( 22,081)               -               ( 287,032)
  Interest expense                        ( 11,648)       ( 621)        ( 19,179)          ( 3,237)              ( 52,262)
                                          ---------       ------        ---------         --------               ---------
Total other income (expenses)             ( 23,723)          811        ( 41,228)              579              ( 334,784)
                                          ---------       ------        ---------             ----             ----------

Net loss                                 ($407,011)    ($419,760)      ($627,943)        ($640,871)           ($3,006,557)
                                         ==========    ==========      ==========        ==========           ============

Per share data:
  Net loss per share - basic and diluted    ($0.01)       ($0.01)         ($0.02)           ($0.02)
                                            =======       =======         =======           =======

Weighted average shares
  outstanding - basic and diluted        31,294,742     31,130,000      31,226,371        31,100,000
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
                                                                        =========       ========            =========

                       See notes to financial statements.
                                       6

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

               (a) Organization and Presentation of Financial Statements:

                     MedStrong  International  Corporation  (the  "Company") was
               incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2003, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,006,557 and has working capital and stockholders' deficiencies of $737,463 and $713,023, respectively, at June 30, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services. Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. In March 2003, the Company commenced a private placement offering of up to 20,000,000 of its common shares for sale at $0.25 per share. The Company realized $92,187 from the sale of 410,043 common shares prior to the offering's closure on June 30, 2003.

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

               (a) Basis of Presentation:

                     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the six and three months ended June 30, 2003 and 2003, and cash flows for the six months ended June 30, 2003. The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

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


               (i) Advertising Costs:

                     The  Company  expenses   advertising   costs  as  incurred.
               Advertising expense was $12,548, $34,289 and $88,737 for the six months ended June 30, 2003 and 2002 and for the period from May 19, 2000 (Inception) to June 30, 2003, respectively. Advertising expenses during the quarter ended June 30, 2003 and 2002 was $8,379 and $18,898, respectively.



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

                     A reconciliation of the statutory effective income tax rate to the actual provision shown in the financial statements is as follows:


                                                                                     Cumulative
                                                                                   For the Period
                                                                                 From May 19, 2000
                                    For the Six Months Ended                       (Inception) to
                                            June 30,                                June 30, 2003

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

                                                    For the Three                          For the Six
                                                     Months Ended                          Months Ended
                                                        June 30,                             June 30,
                                           -------------------------------         -----------------------------
                                               2003                2002              2003              2002
                                             -------             -------            -------           -------

Net loss as reported                        ($407,011)         ($ 419,760)        ($627,943)        ($ 640,871)
                                            ==========         ===========        ==========        ===========

Net loss pro forma                          ($417,011)         ($ 419,760)        ($637,943)        ($ 640,871)
                                            ==========         ===========        ==========        ===========

Shares - basic and diluted                  31,294,742         31,130,000         31,226,371         31,100,000
                                         =  ===========     =  ===========     =  ===========    =   ==========

Net loss per share as reported                ($0.01)            ($0.01)           ($0.02)            ($0.02)
                                              =======            =======           =======            =======

Net loss per share - pro forma                ($0.01)            ($0.01)           ($0.02)            ($0.02)
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

                     Rent expense amounted to $47,440,  $53,667 and $167,391 for the six months ended June 30, 2003 and 2002 and from May 19, 2000 (inception) to December 31, 2003, respectively.


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