Form 10QSB
period 2003-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2003-11-19
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------


                                   FORM 10-QSB

 _
|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2003


                                       OR
 _
| |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from                 to
                                      -----------------  ----------------

                        Commission file number 333-57468

                       MEDSTRONG INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

                Delaware                               95-4855709
      (State of other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

       500 Silver Spur Road, Suite 101
        Rancho Palos Verdes, CA  90274
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

The number of outstanding common shares, par value $.001 at November 6, 2003 was 31,823,043 and the number of outstanding warrants to acquire common shares at November 6, 2003 was 4,732,000.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                               SEPTEMBER 30, 2003
                                   (Unaudited)





                                    I N D E X
                                   -----------


                                                                        Page No.
                                                                        --------


FINANCIAL STATEMENTS:


    Balance Sheets as at September 30, 2003 and December 31, 2002 .........   3


    Statements of Operations
       For the Three Months Ended September 30, 2003 and 2002,
       For the Nine Months Ended September 30, 2003 and 2002
       and Cumulative For the Period From May 19, 2000
       (Inception) to September 30, 2003 ..................................   4


    Statement of Stockholders' Capital Deficiency
       For the Nine Months Ended September 30, 2003 .......................   5


    Statements of Cash Flows
       For the Nine Months Ended September 30, 2003 and 2002
       and Cumulative For the Period From May 19, 2000
       (Inception) to September 30, 2003 ..................................  6-7



    Notes to Financial Statements ......................................... 8-19

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                   A S S E T S
                                   -----------
                                                                                    September 30,       December 31,
                                                                                        2003                2002
                                                                                    ------------        ------------
                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                         $    29,111         $    32,675
  Accounts receivable                                                                    28,000              16,302
  Prepaid expenses                                                                       34,861              10,976
                                                                                    ------------        ------------
        Total current assets                                                             91,972              59,953
                                                                                    ------------        ------------

Property and equipment - at cost, less accumulated
  depreciation and amortization of $55,722 and
  $35,194, respectively                                                                  59,611              58,618
                                                                                    ------------        ------------

Other assets:
  Security deposit                                                                           -               44,196
  Deferred charges                                                                           -                  117
  Deferred financing costs                                                                   -                9,753
                                                                                    ------------        ------------
        Total other assets                                                                   -               54,066
                                                                                    ------------        ------------

        Total assets                                                                $   151,583         $   172,637
                                                                                    ============        ============

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Notes payable                                                                     $   325,000         $   105,000
  Accounts payable and accrued expenses                                                 634,460             408,908
                                                                                    ------------        ------------
        Total current liabilities                                                       959,460             513,908
                                                                                    ------------        ------------

Deferred revenue                                                                         46,821              18,496
                                                                                    ------------        ------------

Commitments and contingencies                                                                -                   -

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,823,043 shares
      at September 30, 2003 and 31,158,000
      shares at December 31, 2002                                                         31,823              31,158
  Additional paid-in capital                                                           2,295,463           1,987,689
  Deficit accumulated in the development stage                                       ( 3,181,984)        ( 2,378,614)
                                                                                    ------------        ------------
        Total stockholders' capital deficiency                                       (   854,698)        (   359,767)
                                                                                    ------------        ------------

        Total liabilities and stockholders' capital deficiency                      $    151,583        $    172,637
                                                                                    ============        ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three                          For the Nine             Cumulative
                                                      Months Ended                          Months Ended            For the Period
                                                      September 30,                         September 30,        From May 19, 2000
                                             -----------------------------         ----------------------------    (Inception) to
                                                 2003               2002               2003               2002    September 30, 2003
                                             ----------         ----------         ----------        ----------   ------------------
                                                                   (*)
Revenues                                     $  85,293          $  19,267           $223,245         $  19,851       $  284,093
Cost of sales                                      -                  -                  -                  -               430
                                             ----------         ----------         ----------        ----------     ------------

Gross profit                                    85,293             19,267            223,245            19,851          283,663

Operating expenses                             241,990            301,484            966,657           943,518        3,112,133
                                             ----------         ----------         ----------        ----------     ------------

Loss from operations                         ( 156,697)         ( 282,217)         ( 743,412)        ( 923,667)     ( 2,828,470)
                                             ----------         ----------         ----------        ----------     ------------

Other income (expenses):
  Interest income                                   -                 415                 32              4,231           4,510
  Financing costs                            (  2,102)                 -           (  24,183)                -      (   289,134)
  Interest expense                           ( 16,628)          (     154)         (  35,807)        (    3,391)    (    68,890)
                                             ----------         ----------         ----------        ----------     ------------
Total other income (expenses)                ( 18,730)                261          (  59,958)               840     (   353,514)
                                             ----------         ----------         ----------        ----------     ------------

Net loss                                     ($175,427)         ($281,956)         ($803,370)        ($922,827)     ($3,181,984)
                                             ==========         ==========         ==========        ==========     ============

Per share data:
  Net loss per share - basic and diluted      ($0.01)            ($0.01)            ($0.03)            ($0.03)
                                             ==========         ==========         ==========        ==========

Weighted average shares
  outstanding - basic and diluted            31,733,987         31,136,000         31,630,303        31,130,000
                                             ==========         ==========         ==========        ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                                                    Deficit
                                                                                                 Accumulated
                                                       Common Stock                Additional       in the           Total
                                                 --------------------------         Paid-in      Development     Stockholders'
                                                   Shares            Value          Capital         Stage           Equity
                                                 ----------        --------       ----------      ----------      ---------
Balance at December 31, 2002                     31,158,000         $31,158       $1,987,689      ($2,378,614)    ($359,767)

Exercise of stock options                           120,000             120           29,880            -            30,000

Compensatory element of stock options                   -               -            152,500            -           152,500

Sale of common stock                                545,043             545          125,394            -           125,939

Net loss                                                -               -                -       (   803,370)     ( 803,370)
                                                 ----------        --------       ----------      ----------      ---------

Balance at September 30, 2003                    31,823,043         $31,823       $2,295,463     ($3,181,984)     ($854,698)
                                                 ==========        ========       ===========    ===========      =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the Nine              Cumulative
                                                                     Months Ended            For the Period
                                                                     September 30,         From May 19, 2000
                                                               ---------------------         (Inception) to
                                                                2003           2002        September 30, 2003
                                                               ------         ------       ------------------

Cash flows from operating activities:
  Net loss                                                     ($803,370)   ($922,827)         ($3,181,984)
                                                               ----------   ---------          -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of stock options                        152,500        -                  152,500
    Compensatory element of
      noteholders purchase rights                                    -          -                  251,288
    Amortization of deferred financing costs                      24,254        -                   74,400
    Depreciation of property and equipment                        20,528       17,620               55,722
    Common stock issued for services                                 -        108,350              108,350
    Deferred rent                                              (     159)       1,100               17,196
    Deferred revenue                                              28,325       21,025               29,466
    Deferred charges                                                 117          453                  -
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                      (  11,698)    ( 25,434)            ( 28,000)
      Prepaid expenses and other current assets                (  23,885)      36,816             ( 34,861)
      Security deposit                                            44,196        -                      -
      Accounts payable and accrued expenses                      235,961     ( 45,910)             641,070
                                                               ---------      -------            ---------
  Total adjustments                                              470,139      114,020            1,267,131
                                                               ----------     -------            ---------

Net cash used in operating activities                          ( 333,231)   ( 808,807)         ( 1,914,853)
                                                               ----------   ---------          -----------

Cash flows used in investing activities:
  Purchase of property and equipment                           (  21,521)   (   5,684)         (   81,213)
                                                               ----------   ---------          ----------

Cash flows provided by financing activities:
  Proceeds from notes payable                                     220,000       -                 675,000
  Payments of notes payable                                          -      (  75,000)         (  350,000)
  Proceeds from issuance of common stock                          155,939       1,150           2,144,289
  Equipment loans                                                    -      (   5,813)         (   32,481)
  Payments of financing costs                                  (   14,500)      -              (   74,400)
  Offering costs and fees                                      (   10,251)      -              (  337,231)
  Due to stockholder                                                 -      (  20,000)              -
                                                               ----------    --------         -----------
Net cash provided by (used in) financing activities               351,188   (  99,663)          2,025,177
                                                               ----------    --------         -----------

Net increase (decrease) in cash and cash equivalents           (    3,564)  ( 914,154)             29,111

Cash and cash equivalents at beginning of period                    32,675    983,948               -
                                                                ----------   ---------        -----------

Cash and cash equivalents at end of period                     $    29,111   $ 69,794         $    29,111
                                                               ===========   ========         ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                   For the Nine                    Cumulative
                                                                   Months Ended                  For the Period
                                                                   September 30,                From May 19, 2000
                                                               ------------------------          (Inception) to
                                                                2003              2002         September 30, 2003
                                                               -------          --------       ------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                   $  -             $  7,432               $ 32,311
                                                               =======          ========               ========

    Income taxes                                               $  -             $  -                   $  -
                                                               =======          ========               ========


Schedule of Noncash Operating, Investing and Financing Activities:

  Deferred financing and offering costs                        $  -             $  -                  $ 249,685
                                                               =======          ========              =========

  Fair value of purchase reports
    issued in private placements                               $  -             $  -                  $ 265,998
                                                               =======          ========              =========

  Common stock issued for services                             $  -             $108,350              $ 108,350
                                                               =======          ========              =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)



NOTE  1  -       PLAN OF ORGANIZATION.

                 (a) Organization and Presentation of Financial Statements:

                           MedStrong  International  Corporation (the "Company")
                 was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through September 30, 2003, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,181,984 and has working capital and stockholders' deficiencies of $867,488 and $854,698, respectively, at September 30, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This plan includes, among other things, the creation of a Web site designed to provide its subscribers with a broad range of medical and healthcare services and marketing to wholesale accounts.
                 Management believes that its proposed plan will generate sufficient revenues that will cover its costs and expenses. The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under its public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. In March 2003, the Company commenced a private placement offering of up to 20,000,000 of its common shares for sale at $0.25 per share. The Company realized $92,187 from the sale of 410,000 common shares prior to the offering's closure on June 30, 2003.

NOTE  1  -       PLAN OF ORGANIZATION.  (Continued)

                 (b) Principal Business Activity:

                           The  Company  intends  to be a provider  of  medical,
                 health and fitness information and services through the Internet. The Company intends to create an internet community with revenues from individuals subscribing to the Company's service either directly or through affiliations with healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, membership groups, affiliate organizations, governmental agencies, etc., as well as from links to advertising, physician referrals, drug and vitamin sales via the online eStore that the Company intends to have on the Web site, as well as the sale of identification devices to its members. The Company may also engage in a separate line of business, i.e., a pharmaceutical development business. This would involve the entering into business partnerships with companies who have developed drugs or medical devices and who might benefit from the Company's cash and expertise. The Company has not yet engaged in this business and will not enter into this line of business unless it raises sufficient additional cash in a private offering of its common stock.


NOTE  2  -       SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

                 (a) Basis of Presentation:

                           The  accompanying   financial  statements  have  been
                 prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the nine and three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

                           The  financial  statements as reported on Forms 10QSB
                 for the nine months ended September 30, 2002 have been restated to reflect the issuance of 75,000 shares of the Company's common stock in February 2002 for services rendered whose fair value was charged to operations.

                           The December 31, 2002 balance  sheet was derived from
                 the audited financial statements included in the Company's report on Form 10KSB for the year ended December 31, 2002 and should be read in conjunction therewith.

                 (b) Revenue Recognition:

                           Through  September  30,  2003 the Company had minimal
                 revenues and was in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Membership fees are earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore are recognized at the date of shipment to the member.

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

NOTE  2  -       SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.
                 (Continued)



                 (g) Earnings Per Share:

                           The Company adopted Statement of Financial Accounting
                 Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive.

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

                 (i) Advertising Costs:

                           The Company expenses  advertising  costs as incurred.
                 Advertising expense was $10,477, $52,970 and $96,666 for the nine months ended September 30, 2003 and 2002 and for the period from May 19, 2000 (Inception) to September 30, 2003, respectively. Advertising expenses during the quarter ended September 30, 2003 and 2002 as $6,928 and $18,681, respectively.

NOTE  3  -       PREPAID EXPENSES AND OTHER CURRENT ASSETS.


                      Prepaid expenses and other current assets are comprised of the following:

                                          September 30,        December 31,
                                                2003                2002
                                           -------------       -------------

Prepaid insurance                             $34,861            $   492
Prepaid rent                                     -                 7,453
Other current assets                             -                 3,031
                                              -------            -------

                                              $34,861            $10,976
                                              =======            =======


NOTE  4  -       PROPERTY AND EQUIPMENT.

                      Property and equipment are as follows:

                                               September 30,       December 31,
                                                    2003               2002
                                               -------------       ------------

Office equipment                                 $ 68,991            $68,991
Furniture and fixtures                             17,819             17,819
Leasehold improvements                              3,847              3,847
Computer equipment and software                    24,676              3,155
                                                 --------            -------
                                                  115,333             93,812
Less:  Accumulated depreciation
and amortization                                   55,722             35,194
                                                 --------            -------

                                                 $ 59,611            $58,618
                                                 ========            =======

NOTE  5  -       ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                      Accounts payable and accrued expenses are comprised of the following:

                                          September 30,        December 31,
                                              2003                2002
                                          -------------        ------------

Professional fees                           $472,922             $317,691
Advertising                                   13,369               19,049
Consulting fees                               35,902               29,511
Payroll and fringes                           25,530                  -
Sundry operating expenses                     86,737               42,657
                                            --------             --------

                                            $634,460             $408,908
                                            ========             ========

NOTE  6  -       NOTES PAYABLE.

                           On December 20, 2000, the Company initiated a private
                 placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note is outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January and February 2002, note holders exercised rights to acquire 165,000 shares for $1,650 in cash. The Company repaid the remaining $50,000 of these notes on January 10, 2002. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty (60) day term of the notes.

                           During  April 2001  through  July 2001,  the  Company
                 issued seven promissory notes of $25,000 each payable in 120 days with an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid in 2002.

                           During November and December 2002, the Company issued
                 eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. $235,000 of the notes outstanding at September 30, 2003, were payable to Company's then CFO ($5,000), three directors ($155,000) and three members of the Company's Medical Advisory Board ($75,000).

                           Amortization  of deferred  financing costs of $24,254
                 and interest expense of $39,807 were charged to operations during the nine months ended September 30, 2003.

                           In March 2003, the Company  issued a promissory  note
                 of $25,000 payable in 90 days with an annual interest rate of 20% payable to a member of the Company's Medical Advisory Board. Interest charged to operations in the nine months ended September 30, 2003 was $3,313.

                           In May 2003, the Company issued a promissory  note of
                 $25,000 payable in 90 days with an annual interest rate of 20% payable to a director. Interest charged to operations was $2,017.

NOTE  6  -       NOTES PAYABLE.  (Continued)


                           Subsequently,  the above note  holders have agreed to
                 extend the maturity dates of the notes. The notes currently mature at varying dates through July 2004. The interest rate on all notes are 20%. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003.


NOTE  7  -       LOAN PAYABLE - EQUIPMENT.

                           In  March  2001,  the  Company   purchased   computer
                 equipment from an entity whose president was at that time the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in full at June 30, 2003.


NOTE   8  -      EMPLOYMENT AGREEMENT.

                           On December  15,  2000,  the Company  entered into an
                 employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. At September 30, 2003, the CEO had not received payment of his salary and accrued payroll taxes in the amount of $12,500. This amount is included in accrued expenses.

                           On July  28,  2003,  the  Company  hired a new  Chief
                 Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual based salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provides for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata as of the last day of each of the anniversary years, plus one day. At September 30, 2003, the CFO had not received payment of his salary and accrued payroll taxes in the amount of $9,500. This amount is included in accrued expenses.

NOTE  9  -       INCOME TAXES.

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

                           A  reconciliation  of the statutory  effective income
                 tax rate to the actual provision shown in the financial statements is as follows:

                                                                                         Cumulative
                                                                                       For the Period
                                                                                      From May 19, 2000
                                       For the Nine Months Ended                        (Inception) to
                                           September 30,                                 September 30,
                                 -----------------------------------              ------------------------
                                   2003                      2002
                                 -------                    --------

Loss before  income taxes        ($803,370)              ($814,977)               ($3,102,024)
                                 ==========              ==========               ===========

Computed tax benefit at
  statutory rate                 ( 273,146)   (34.0%)    ( 277,092)   (34.0%)     ( 1,054,688)     (34.0%)

Net operating loss
  valuation reserve                273,146     34.0%       277,092     34.0%        1,054,688       34.0%
                                  --------    ------     ----------   ------       ----------       -----

Total tax benefits                $  -           - %    $    -          -  %       $    -             - %
                                  ========    ======     =========    ======       ==========       =====

NOTE 10  -       RELATED PARTY TRANSACTIONS.

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

                           Commencing  in November 2002 through  February  2003,
                 the Company issued thirteen six month, 15% interest bearing notes of which one for $5,000 was issued to the Company's former CFO, six aggregating $155,000 were issued to three directors and four aggregating $75,000 were issued to four members of the Company's Medical Advisory Board. Interest charged to operations on these notes aggregated $6,865 during the six months ended June 30, 2003.

                           At September  30,  2003,  the Company was indebted to
                 the CEO and CFO in the amount of $23,000 in unpaid salaries. This amount is included in accrued expenses.


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

NOTE 11  -       CAPITAL STOCK.  (Continued)


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

                 (c) Private Placements:

                           The Company  commenced  the sale of up to  20,000,000
                 shares of its common stock in May 2003 at $0.25 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 410,000 of its common shares for $92,250 (net of placement agent's fees of $10,250).

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

                           In July 2003 the Company  issued 35,000 shares of its
                 common stock to two individuals for services rendered, one of whom became the Chief Financial Officer on July 28, 2003. The fair value of the services rendered and the fair value of the shares issued, was $8,750 which was charged to operations.

NOTE 11  -        CAPITAL STOCK.  (Continued)


                 (e) Common Stock Issued Through Conversion of Loan Note:

                           In August  2003,  a  Medical  Advisory  Board  member
                 converted his $25,000 loan note into 100,000 shares of common stock at the conversion price of $0.25 per share in accordance with the terms of the note.


NOTE 12  -       STOCK OPTIONS.

                           On April 25, 2003,  the Board of  Directors  approved
                 the issuance of stock options to nine members of the Company's Medical Advisory Board. The options which vest immediately and expire at the end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities fair value on the grant date.
                 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in the three and six months ended June 30, 2003. On June 12, 2003, one option for 120,000 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their option in accordance with the plan.

                           Additionally  on April 25,  2003,  the  Board  issued
                 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition are measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

NOTE 12  -       STOCK OPTIONS.  (Continued)


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

                                             For the Three                       For the Nine
                                             Months Ended                        Months Ended
                                             September 30,                       September 30,
                                          ---------------------         -----------------------------
                                          2003             2002          2003                   2002
                                          -----           -----         -----                  ------

Net loss as reported                      ($175,427)    ($281,956)      ($803,370)        ($ 922,827)
                                          =========     =========       =========         ==========

Net loss pro forma                        ($189,107)    ($281,956)      ($827,050)        ($ 922,827)
                                          =========     =========       =========         ==========

Shares - basic and diluted               31,733,987    31,136,000      31,630,303         31,100,000
                                         ==========    ==========      ==========         ==========

Net loss per share as reported             ($0.01)     ($0.01)          ($0.02)             ($0.03)
                                           ======      ======           ======              ======

Net loss per share - pro forma             ($0.01)     ($0.01)          ($0.03)             ($0.03)
                                           ======      ======           ======              ======

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

NOTE 12  -       STOCK OPTIONS.  (Continued)

                           Presented  below is a  summary  of the  status of the
                 outstanding stock options:

                                         For the Nine Months Ended
                                                Sepetmber 30,
                                 --------------------------------------------
                                       2003                     2002
                                 -----------------         ----------------
                                              Weighted                Weighted
                                              Average                 Average
                                              Exercise                Exercise
                                  Shares       Price       Shares        Price
                                 ----------   ----------  ----------  ----------

Options outstanding at beginning     -        $  -                     $   -

Granted                           1,870,000     0.25         -             -

Exercised                       (   120,000)  ( 0.25)        -             -
                                 ----------   ------      ----------   ---------

Options outstanding at end        1,750,000   $  -           -         $   -
                                 ==========   ======      ==========   =========

                           The  stockholders  on August  12,  2003  ratified  an
                 increase of 2,000,000 shares eligible to be issued under the Company's qualified stock option plan.



NOTE 13  -       COMMITMENTS AND CONTINGENCIES.

                 (a) Leases:

                           The Company moved to smaller  quarters and negotiated
                 a new lease effective October 1, 2003. The Company is obligated under an operating lease for its office space. The future minimum lease payments under the lease at September 30, 2003, which expires in September 2006, amounted to $105,000.

                           The CEO has personally  guaranteed  performance under
                 the lease until he provides a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. It is his intention to provide this pledge after January 1, 2004.

                           Rent  expense   amounted  to  $77,166,   $76,026  and
                 $247,117 for the nine months ended September 30, 2003 and 2002 and from May 19, 2000 (inception) to September 30, 2003, respectively.


                 (b) Maintenance Contract:

                           The Company in March 2001 entered into a  maintenance
                 contract with a corporation controlled by one of its officers. The contract required maintenance and storage fees based upon usage. The contract was cancelled during 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained in this Quarterly Report, the matters discussed below or elsewhere in this Quarterly Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company" or "MedStrong") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions
based  on  information  currently  available  to  management.   Such  views  and
assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses (b) ability to sell memberships or to enter into contracts with wholesale customers, (c) ability to secure revenues from individuals who first are involved through wholesale contracts, (d)prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business (f) ability to satisfy conditions in order to receive revenues on contracts entered into with wholesale customers or (g) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and
(e) the success of those opportunities in the marketplace.

PLAN OF OPERATION


LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------

           As of November 14, 2003, the Company had approximately 30 days of cash left to operate. This includes an estimate of $30,000 for the next 30 days generated by Trip Mate. Through September 30, 2003, the Company is in the development stage and has not carried on any significant operations and has not generated significant revenues. The Company has incurred losses since inception aggregating $3,181,984 and has working capital and stockholders' deficiencies of $867,488 and $854,698, respectively, at September 30, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Over the next 12 months, if the Company is able to satisfy necessary conditions some of which require cash expenditures and, if the contracting parties' projections are realized, it is possible that approximately $1,100,000 in revenue will be generated by current signed clients in excess operating expenses of at least $900,000. An operating break even is estimated for that period before debt and interest service. There is no assurance that this will occur. Over 95% of the revenue in the current quarter was generated from the Trip Mate contract. Medstrong expects that additional revenue will be generated over the next six months from the eight current signed clients in addition to Trip Mate. There is no assurance that any revenues will be generated from such arrangements.

           The Company is seeking bridge financing in the amount of $500,000 in the short term to enhance its sales and marketing efforts and will pursue long term equity financing over the next six months to reach its next stage of anticipated growth. There is no assurance that the company will be successful in this endeavor.

           At September 30, 2003, the Company was indebted to the CEO and the CFO in an amount of $23,000 in unpaid salaries. This amount is included in accrued expenses.

           The Company's auditor has not been paid for the audit for the year ended December 31, 2002 and unless paid in full will jeopardize its ability to conduct future audits.

           To date, the Company has covered operating deficits through its financing activities. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.


GENERAL BUSINESS
----------------

           MedStrong has developed an information repository to store and transfer patients' vital health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at www.medstrong.com.
-----------------

           MedStrong has established four target markets for MedStrong's health empowerment, emergency preparedness, Online Medical Records and Patient Data Quickly product offerings: (i) Online Medical Records as an employee benefit offer, and inclusion in offerings of affinity groups, healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, membership groups, affiliate organizations, governmental agencies, etc. (ii) Online Medical Records efficiencies for health care professionals such as doctors and medical groups, (iii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level III Plan and (iv) annual membership programs for the consumer public.

           At the present time, the only memberships that have been contracted have been through wholesale offerings. To date, few of the memberships have been renewed.

           MedStrong is focusing on the development of two of its target markets, the consumer direct market and the affinity group wholesale membership and insurance company market. However, the development of any wholesale program requires the expenditure of substantial funds which are not available to the Company and which therefore seriously impedes the Company's ability to generate any revenues from the programs. Of course, even if a program is successfully launched, there is no assurance that revenues will be generated. But see the discussion above under General Business for reasons why the Company has not been successful in generating revenues from several of these programs.


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

         The following consumer memberships are currently available:

           Level One - Emergency  Room PDQ - includes  Vital Data Online for the
           ---------
member and three additional family members that live in the member's household for an annual fee of $19.95.

           Level Two - Emergency  Room PDQ Plus - includes Vital Data Online and
           ---------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel and auto rental discounts for the member and three additional family members that live in the member's household for an annual fee of $69.95.

           Level Three - Emergency Room PDQ VIP,  includes Vital Data Online and
           -----------
dental, vision, hearing, prescription drugs, chiropractic, vitamin, medical equipment, emergency travel, hotel, auto rental, legal referrals, financial referral, podiatry, alternative medicine discounts and extended senior home health care for the member and three additional family members that live in the member's household for an annual fee of $89.95.

           MedStrong has been pursuing affinity groups, healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, membership groups, and governmental agencies. Medstrong has contracts with nine companies that offer to their customers MedStrong's membership benefits as part of the benefits offered by those companies to their subscribers. MedStrong seeks to develop this wholesale business by pursuing leading companies in the same and other industries to offer customers and member's vital health information online. This business model utilizes the consumer platform for package selling to wholesale communities. The Company has current income from three of these previously signed contracts, but not enough to pay the Company's expenses. Two additional previously contracted companies have gone on line, but have not begun to generate revenue as yet.

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

           The Company is actively pursuing additional wholesale accounts and has received expressions of interest from potential clients. The Company has contracted with an independent marketing and sales organization to pursue additional wholesale accounts. The Company must find the funds to implement these programs.

           It is the goal of management to have eight additional client contracts signed by the end of December 31, 2004, each producing an average of $80,000 of revenue per year.

           The Company currently has a total of 442,000 members, primarily from its wholesale programs. Members purchasing our product with Trip Mate travel insurance may not renew after their travel, thereby reducing the number of members.

           The Company may also engage in a separate line of business, i.e., a pharmaceutical development business. This would involve the entering into business partnerships with companies who have developed drugs or medical devices and who might benefit from the Company's cash and expertise. The Company has not yet engaged in this business and will not enter into this line of business unless it raises sufficient additional cash in a private offering of its common stock.

           The Company currently has four full-time professional employees and one part time technical employee.

           The Company has instituted cost cutting initiatives to reduce its monthly burden. The company estimates that if projections of future revenue on existing clients are realized over the next eight months, it will cover its expenses prior to debt service and interest. In addition, if projected new clients are signed, the Company can achieve operating cash flow break even by April 2004. There is no assurance this will take place.


RECENT TRANSACTIONS
-------------------

EMPLOYMENT AGREEMENT

           On July 28, 2003, The Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provides for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro ratta, as of the last day of each of the anniversary years, plus one day.

AGREEMENT WITH JVF INTERNATIONAL SOLUTIONS, INC.

           On July 18, 2003, the Company signed a second Addendum to the Letter of Intent dated September 18, 2002 to grant an extension to JVF on their performance under the original Letter of Intent and the Addendum of February 2003 to December 31, 2003.

LEASE AMENDMENT

           The Company moved to more efficient quarters and negotiated a new lease effective October 1, 2003, at $2,851.20 per month, saving the company $5,000 per month compared to the old lease. The company is obligated under an operating lease for its office space. The future minimum lease payments under the lease at September 30, 2003, which expires in September 2006, amounts to $105,000.

           The CEO has personally guaranteed performance under the lease until he provides a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. It is his intention to provide this pledge after January 1, 2004.

LETTER OF INTENT FOR PURCHASE OF  AEROSOL HOLDING CHAMBER

           On October 24, 2003, the Company signed a non binding Letter of Intent with Dr. Joseph Andrade, a member of the Company's Medical Advisory Board, to purchase the Seller's right, title and interest in and to that certain aerosol holding chamber for use with a metered inhaler invented by the Seller and the two patents related to the device and any subsequent patents with respect to the product.

           The purchase price is Twenty Five Thousand Dollars ($25,000) plus Twenty Percent of any royalty the Company may receive from the ultimate manufacturer of the product and any "front" money the Company may receive.

           There are certain conditions precedent and due diligence prior to any closing and the closing date is scheduled not later than March 15, 2004.


 DEBT PRIVATE OFFERING

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


           $235,000 of the notes were outstanding at September 30, 2003, and were payable to the Company's then Chief Financial Officer ($5,000), three directors ($155,000) and three members of the Company's Medical Advisory Board ($75,000). Amortization of deferred financing costs of $24,183 and interest expense of $29,125 were charged to operations during the nine months ended September 30, 2003. In March 2003, the Company issued a $25,000, 20% interest bearing 90 day note payable to a member of the Company's Medical Advisory Board. Interest charged to operations in the nine months ended September 30, 2003 was $3,313. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Interest charged to operations was $2,017. Subsequently, the above note holders have agreed to extend the maturity dates of the notes and remove non payment of interest as an event of default. No default exists at November 14, 2003. The notes currently mature at varying dates through July 2004. The interest rate on all notes is 20%. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003.


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

           The Company issued, and may continue to issue, its common stock for services. The Company had issued stock rights to note holders as additional interest in addition to the notes' stated 20% interest and issued shares of its common stock to a member of its medical advisory board. The cost associated with these transactions was based on an intrinsic fair value of $.50 per share. It is the Company's judgment that, since the Company's common stock is publicly traded, the best determination of fair value of the stock it issues is the midpoint of the latest bid and ask price of the stock at the date of issuance.

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


PART II:          OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

EQUITY OFFERING
---------------

           The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares were offered. The price at which the Shares were sold in the Offering was $.25 per Share.Upon expiration of the offering at June 30, 2003, 410,000 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

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

COMMON STOCK ISSUED FOR SERVICES RENDERED:

           In July 2003 the Company issued 35,000 shares of its common stock to two individuals for services rendered, one of whom became the Chief Financial Officer on July 28, 2003. The fair value of the services rendered and the fair value of the shares issued, was $8,750, which was charged to operations.

COMMON STOCK ISSUED BY CONVERSION OF NOTE

One note holder, converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2003, the Annual Meeting of Stockholders of the Company was held in New York, New York for the purpose of the following:

  (a) The stockholders elected the following directors: Jerry R. Farrar; Joel San Antonio; Ronald F. Glime; David Scotch; Edward L. Spindel; Michael R. Spindel; Michael Salpeter. There were no solicitations in opposition to management's nominees for directors. Each of the directors nominated by the entire board of directors of the Company and listed in the proxy statement was elected with the votes as follows:

Nominee                   For                 Against            Abstain
-------------------------------------------------------------------------------
Jerry R. Farrar          17,488,000                0                    0
Joel San Antonio         17,480,000                0                8,000
Ronald F. Glime          17,488,000                0                    0
David Scotch             17,488,000                0                    0
Edward L. Spindel        17,488,000                0                    0
Michael R. Spindel       17,480,000                0                8,000
Michael Salpeter         17,480,000                0                8,000

  (b) The stockholders approved the increase in the number of shares issuable under the Company's 2002 stock option plan by 2,000,000 additional shares with a vote of 17,118,000 in favor and 1,370,000 abstaining.

  (c) The stockholders ratified the selection of Weinick Sanders Leventhal & Co., LLP as the Company's independent auditors with a vote of 11,470,000 shares in favor of the selection, 10,000 shares against and 8,000 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------


10.1        Employment Agreement with Chief Financial Officer.
10.2        Second addendum to the Letter of Intent dated September 18, 2002
10.3        First Amendment to Office Lease
10.4        Non binding Letter of Intent for Asthma Inhaler
31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32.2        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2003



                                        Medstrong International Corporation


                                        By: /S/ Howard Cohn
                                        -----------------------------
                                        Name: Howard Cohn
                                              Chief Financial Officer