Form 10KSB
period 2003-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2004-04-14
CIK 1136711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[ ]               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                                    For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from                 to
                                                    ----------------   ---------
                             Commission file number
                                                    ----------------------------

                       MedStrong International Corporation
                       -----------------------------------
                 (Name of small business issuer in its charter)

Delaware                                    95-4855709
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Silver Spur Road, Suite 101,            90274
--------------------------------            -----
Rancho Palos Verdes, CA                     (Zip Code)
-----------------------
(Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $277,700

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $4,150,000 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 5, 2004, quoted by the National Quotation Bureau, LLC in the over-the-counter market. The aggregate market value of the Warrants held by nonaffiliates of the Issuer was approximately $284,000 based upon the last sales price on April 5, 2003, quoted by the National Quotation Bureau, LLC in the over-the-counter market.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,748,043 as of April 5, 2004 and the number of outstanding Warrants was 4,732,000 as of April 5, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ----

                                Table of Contents

PART I

  Item 1.     Description of Business..........................................3
  Item 2.     Description of Property.........................................16
  Item 3.     Legal Proceedings...............................................17
  Item 4.     Submission of Matters to a Vote of Security Holders.............17

PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters........17
  Item 6.     Management's Discussion and Analysis or Plan of Operation.......18
  Item 7.     Index to Financial Statements...................................24
  Item 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................45

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............46
  Item 10.    Executive Compensation..........................................49
  Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................51
  Item 12.    Certain Relationships and Related Transactions..................52
  Item 13.    Exhibits and Reports on Form 8-K................................52
  Item 14.    Principal Accountants Fees and Services.........................54

EXHIBIT INDEX.................................................................56

                                     PART I


FORWARD-LOOKING STATEMENTS

      Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company", "MedStrong", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses (b) ability to sell memberships or to enter into contracts with wholesale customers, (c) ability to secure revenues from individuals who first are involved through wholesale contracts, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, regulatory or legal changes affecting the Company's business (f) ability to satisfy conditions in order to receive revenues on contracts entered into with wholesale customers or (dg) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and
(e) the success of those opportunities in the marketplace.

ITEM 1.    DESCRIPTION OF BUSINESS

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. 31,898,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRGW respectively.

      Our public offering described in our Prospectus was completed on December 31, 2001. A total of 4,302,000 units were sold in the offering. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at $.75 per share. An aggregate of $2,157,000 in proceeds was paid for the units, of which over $1,650,000 was received by the Company, after the deduction of placement agent fees and expenses of the offering. These proceeds have been utilized for the purposes described in our Prospectus dated July 31, 2001 and incorporated herein by reference, including the payment in full of outstanding debt obligations at such time.

MEDICAL RECORDS BUSINESS

      MedStrong has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at WWW.MEDSTRONG.COM. MedStrong calls its service "Vital Health Information" and "Patient Data Quickly." MedStrong has approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license our medical records applications to our current Chief Executive Officer as described immediately below.


RECENT DEVELOPMENTS

Effective April 1, 2004, Medstrong licensed, on an exclusive basis, the medical information field (the "Licensed Field") applications of our proprietary software to our Chief Executive Officer and President, Jerry R. Farrar, for a $65,000 up-front payment and continuing license fees and sold certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. We believe that Mr. Farrar will develop our medical information business in a manner to benefit us substantially. Our Board of Directors determined that it would be a more effective business strategy for us to focus our capital resources on our software applications in the Retained Field and on our proposed pharmaceutical development business. See "License Agreement for Medical Records Business" below.

      In the interim until we locate a replacement Chief Executive Officer, Mr. Farrar has agreed to continue to serve in that office and remain on our Board of Directors.


LIQUIDITY AND FINANCIAL RESOURCES

      As of April 5, 2004, the Company had approximately 10 days of cash left to operate. Through December 31, 2003, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,269,000 and has working capital and stockholders' deficiencies of $783,708 and $782,085, respectively, at December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      At December 31, 2003, the Company was indebted to the CEO in the amount of $50,000 plus payroll taxes thereon and the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses.

      To date, the Company has covered operating deficits through its financing activities. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

      The Counsel for the Company has resigned effective December 31, 2003 due to non-payment of their accumulated billing in the amount of $210,708. New Counsel has been retained.

GENERAL BUSINESS
----------------

MEDICAL RECORDS BUSINESS
------------------------

      MedStrong has developed an information repository to store and transfer patients' vital health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification.

      MedStrong established four target markets for MedStrong's health empowerment, emergency preparedness, Vital Health Information Online and Patient Data Quickly product offerings: (i) Vital Health Information Online as an employee benefit offer, and inclusion in offerings of affinity groups, healthcare providers, insurance companies, HMOs, physicians, hospitals, corporations, wholesalers, membership groups, affiliate organizations, governmental agencies, etc. (ii) Vital Health Information Online efficiencies for health care professionals such as doctors and medical groups, (iii) Special Complimentary Offer to National Police, Fire Fighters, and Emergency Personnel of the basic Level I PDQ Plan with a $19.95 credit towards Level II or Level III Plan and (iv) annual membership programs for the consumer public.



LICENSE AGREEMENT FOR MEDICAL RECORDS BUSINESS

      MedStrong has approximately $1,750,000 invested in its Medical Records Business. At the present time, the only memberships that have been contracted have been through wholesale offerings. To date, few of the memberships have been renewed. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

      The  related  license  agreement  (the  "License  Agreement")  between the
Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.


PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

      With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices ("Business Partner") by providing them with capital and guidance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products, receiving payment of royalties and other contractual rights ("royalties" or "royalty payments"). MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.


      Currently, MedStrong has acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. MedStrong Plans to acquire additional interest in this product using a portion of the funds raised in this Offering. Imperial reports that its research appears to demonstrate that Notox helps restore motor skills and significantly helped reduce memory impairment caused by alcohol intoxication. Additionally, it appears to assists in protecting vital organs from the damaging effects of alcohol when taken preventively. Notox is composed of Ginseng and Orange extract, which appears to act as a synergistic catalyst. Together they appear to help to stimulate carbohydrate metabolism in the liver, by activating alcohol dehydrogenase and aldehyde dehydrogenase, which converts alcohol into non-toxic acetic acid. Product descriptions indicate that a recommended dosage of one or two capsules of Notox taken 30 to 45 minutes before alcohol consumption usually will prevent intoxication.

      MedStrong entered into an agreement with A.D. Pharma, Inc., a Florida corporation, ("Pharma") on January 6, 2004 (the "Agreement"). MedStrong acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the Agreement (the "Initial Term"). The consideration to be paid to Pharma by MedStrong is a total of $250,000 for the entire 10%. MedStrong has already paid Pharma $75,000 for 3% of gross proceeds from Notox. To acquire an additional 2% of gross proceed from Notox, MedStrong was required to and did pay Pharma an additional $50,000 by February 12, 2004. To acquire an additional 2% of gross proceed from Notox, MedStrong was required to but did not pay Pharma an additional $50,000 by March 13, 2004. To acquire an additional 3% of gross proceed from Notox, MedStrong is required to pay Pharma an additional $75,000 by April 12, 2004. Under the Agreement, MedStrong agreed to receive the royalty interest over the period of the Initial Term based on the assumption that the revenues received by Pharma from the sale of Notox exceeds $500,000 during the first year of the Initial Term and $1,000,000 during each of the succeeding 4 years. If Pharma does not meet these milestones, MedStrong will be entitled to receive the royalty interest for one additional year beyond the Initial Term. In addition, Pharma may repurchase MedStrong's entire royalty interest and the purchase price will be depended upon the amount that MedStrong owns, as follows:
$1,500,000 if MedStrong has a 3% interest in Notox, $2,500,000 if MedStrong has a 5% interest in Notox, $3,500,000 if MedStrong has a 7% interest in Notox and $5,000,000 if MedStrong has a 10% interest in Notox.

      MedStrong's transaction with Pharma is dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma has entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. The initial term of the agreement ends on December 15, 2006 and is automatically renewed, unless 90 days prior written notice is given by either party that such party wishes to terminate. In addition, with 60 days prior written notice Imperial may terminate this agreement in the event that Pharma fails to generate its semi-annual minimum sales of capsules for 2004, and for the subsequent calendar year period. In the event Imperial terminates the agreement with Pharma, Pharma will no longer have rights to sell Notox, and therefore, the Company will no longer receive payments with respect to Notox.


PATENTS AND PROPRIETARY TECHNOLOGY

      As with all potential products, the profitability of Notox in the United States is subject to successful product development by Imperial and marketing by Pharma, patent protection disputes, possible default or breach of contract by a third party or Pharma's and Imperial's reliance on their key employees.

      There can be no assurance that patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that issued patents or any patents subsequently issued to or licensed will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. The cost of litigation to uphold the validity of patents and to prevent patent infringement can be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that our business partner's patents will not be infringed or successfully avoided through design innovation.

      There  may  be  patent   applications  and  issued  patents  belonging  to
competitors that may require alterations of their products, licensing fees or cessation of certain activities. If the technology of any product conflicts with patents that have been or may be granted to competitors, universities or others, such other persons could bring legal actions against our business partners claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, our business partners could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that our business partners would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If Imperial and or Pharma become involved in such litigation, it could consume substantial resources and have a material adverse effect on our interest in Notox.

      The enactment of the legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact Imperial's patent position.

      In addition to the patents, patent applications, licenses and intellectual property processes described above, our business partners may also rely on unpatented technology, trademarks, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our business partners' technology or disclose such technology, or that our business partners can meaningfully protect their rights in such unpatented technology, trade secrets and information. Our business partners may require each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship. These types of agreements, if our business partners has them, generally provide that all inventions conceived by the individual in the course of employment or in providing services to our business partners and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of our business partners and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements if it has them, will provide meaningful protection for our business partners' information in the event of unauthorized use or disclosure of such confidential information.

GOVERNMENT REGULATION

      The Company has been advised that Notox is classified as a food product, and therefore, not subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. However, if the FDA determined that Notox is subject to their regulation, sales of Notox would have to cease until FDA approval would be received, if ever. It is likely that FDA approval would not be received during the period in which the Company receives interest from Notox.

      Other products may require FDA approval. See "Risk Factors" for a discussion of the factors to be considered with respect to FDA approval.

COMPETITION

      Competition in the hangover reducer industry is intense. There are 9 other hangover reducer products as follows: Chaser, Sober-X, First Call, Hangover Helper, Stop Over, Sob'r-K, Hangover Prevention Formula, Drink Ease and RU-21. These competitors may have substantially greater resources, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than those of Imperial and Pharma. Competition with respect to Notox may be based, among other things, on effectiveness, safety, reliability, availability, price and patent position. Another important factor may be the timing of market introduction of Notox or its competitors. Accordingly, the speed with which

Pharma can supply commercial quantities of the products to the market may be expected to be an important competitive factor. Notox's competitive position may also depend upon Pharma's and Imperial's its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales. While to the Company's knowledge all of the competitors mentioned above serve as a hangover reducer, only Notox and RU-21 serve as an intoxication preventative.

      Other products that we invest in will be subject to similar competition.

PRODUCT LIABILITY

      The testing, manufacturing and marketing of Notox or other products will probably involve an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent Imperial elects to test, manufacture or market products independently, it may bear the risk of product liability directly. While Imperial and Pharma may obtain insurance against the risk of product liability, the insurance may be subject to certain deductibles and coverage limitations. There may be no guarantee that if Imperial and Pharma have insurance, that such insurance may continue to be available at a reasonable cost, or at all or that the amount of such insurance will be adequate. If Imperial and Pharma is forced to spend considerable funds on product liability issues, it will divert funds from marketing and development. Similar considerations will apply to other products.

SECURITIES REGULATIONS

      The Company is not registered and does not intend to register as an investment company under the Investment Company Act, or any similar state laws. The Company does not believe that its interest in medical products and in Notox will constitute investment in securities and, therefore, will not cause the Company to be subject to regulations as an "investment company." However, if the SEC requires the Company to register as an investment company in order to undertake its new business, the Company's day-to-day operations would then become subject to the regulatory and disclosure requirements imposed by the Investment Company Act. MedStrong does not have the infrastructure to operate as an investment company and would not be able to continue doing business if it were required so to register as an investment company.

RISK FACTORS
------------

GENERAL

MINIMAL REVENUES AND ASSETS.

We have had minimal revenues since inception which are insufficient to fund our planned operations. We funded our operating costs with through the sale our equity securities and debt. The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results.

OUR BUSINESS IS IN THE DEVELOPMENTAL STAGE AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

Our operations have not generated any revenue nor are they profitable. We have incurred net operating losses from the formation of our company through December 31, 2003, of $3,262,597, and expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.


WE HAVE ONLY A LIMITED OPERATING HISTORY AND HAVE NOT OPERATED PROFITABLY SINCE INCEPTION. WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

      Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2003, we generated $277,700 in revenues, incurred operating expenses of $1,088,777 and had a net loss of $783,708. As of April 5, 2004, we had approximately $3,000 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

      We will have to obtain significant additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed environmental remediation and housing businesses and market our services successfully.


WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

      Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RISKS RELATING TO THE COMPANY'S NEW BUSINESS


THERE ARE RISKS RELATING TO A.D. PHARMA, INC.

      MedStrong's new business to acquire an interest in proceeds from the marketing of a hangover reducer and intoxication prevention product called Notox may not be successful. Pharma may not be able to sell the product. Pharma may breach or terminate the agreement it has with the Company, breach or terminate the agreement it has with Imperial or fail to market and sell Notox and our ability to receive revenues from the product will be adversely affected.

      In addition, Pharma's agreement with Imperial may be terminated by Imperial at anytime after December 15, 2006 for any reason with notice and in the event that Pharma fails to generate its semi-annual minimum sales of capsules of Notox for 2004 and for the subsequent calendar period. In the event Imperial terminates the agreement with Pharma, Pharma will no longer have rights to sell Notox, and therefore, the Company will no longer receive payments with respect to Notox.

NOTOX MAY FACE COMPETITION.

      Competition in the hangover reducer industry is intense. Pharma may face competition from companies marketing existing products or developing new products to reduce a hangover. There can be no assurance that Notox will be able to compete successfully with existing products or products under development by other companies.

PHARMA MAY DEPEND ON THIRD PARTIES.

      Pharma may rely entirely on third parties for a variety of functions, including certain functions relating to research, marketing, and sales and regulatory affairs. There can be no assurance that Pharma will be able to establish and maintain any of these relationships on acceptable terms or enter into these arrangements without undue delays or expenditures. Pharma may also rely entirely on Imperial to supply Notox on a timely basis so that it can fill orders. There is no assurance that Imperial will provide such service which could effect our ability to receive our interest in Notox.

NOTOX MAY BE SUBJECT TO GOVERNMENT REGULATIONS AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

      The Company has been advised that Notox is classified as a food product, and therefore, not subject to comprehensive regulation by the Food and Drug Administration ("FDA") in the United States and by comparable authorities in other countries. However, if the FDA determined that Notox is subject to their regulation, sales of Notox would have to cease until FDA approval would be received, if ever. It is likely that FDA approval would not be received during the period in which the Company receives interest from Notox.

SALES AND MARKETING MAY BE UNSUCCESSFUL.

      Pharma may not have experience in sales, marketing or distribution and might not have management and staff that are trained in these areas. Thus, any revenues received by Pharma may be dependent on the efforts of third parties. Pharma would not control the amount and timing of marketing resources such third parties would devote to Pharma. If any of such parties were to fail to conduct marketing activities successfully and in a timely manner, the commercialization of Notox would be delayed or terminated, which could have a material adverse effect on our interest in Notox. There can be no assurance that Pharma will be able to establish a successful marketing program.

IMPERIAL OR PHARMA MAY BE EXPOSED TO PRODUCT LIABILITY RISKS AND MAY HAVE LIMITED INSURANCE AVAILABLE.

      Imperial or Pharma may be expose to potential product liability risks which may be inherent in the testing, manufacturing, marketing and sale of a product, and there can be no assurance that Imperial or Pharma will be able to avoid significant product liability exposure. Product liability insurance is generally expensive, if available at all. Even if Imperial and Pharma have insurance, there can be no assurance that their insurance coverage will continue to be adequate. Any litigation involving a product liability lawsuit for Notox could require substantial resources and have a material adverse effect on our interest in Notox.

IMPERIAL MAY USE HAZARDOUS MATERIALS.

      Imperial's research and development work and manufacturing processes may involve the use of hazardous, controlled and radioactive materials. Imperial is subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although Imperial may maintain safety procedures for handling and disposing of such materials they believe comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Imperial could be held liable for any damages that result and any such liability could exceed the resources of Imperial, and therefore, may have a material adverse effect on Pharma's ability to market the product and subsequently adversely affect our interest in Notox.

THERE ARE RISKS RELATING TO POTENTIAL CORPORATE COLLABORATIONS.

      MedStrong's new business strategy may include identifying and partnering with one or more pharmaceutical and/or biotechnology companies. Except for Notox, there can be no assurance the Company will enter into any relationships with these firms and, even if the Company does enter into such relationships, that the arrangements will be on favorable terms or that our relationship will be successful. In some cases the Company will generate income from a relationship only after a product has achieved significant preclinical and/or clinical development, has procured requisite regulatory approvals and/or has established its manufacturing capabilities.

      The business strategies with which we may become involved may include entering into collaborations or marketing and distribution arrangements with corporate partners, primarily pharmaceutical companies, for the development (including clinical development), commercialization, marketing and distribution of product candidates and may be dependent on such corporate collaboration to fund clinical testing, to make certain regulatory filings and to manufacture and market products resulting from the collaboration. There can be no assurance that such arrangements with a corporate collaboration will be scientifically, clinically or commercially successful. In the event that any such arrangement is made and then terminated, such action could adversely affect our business.

      If any of our potential business partners breach or terminate their agreements with the Company, or fail to develop or commercialize their products or fail to develop or commercialize their products in a timely manner, our ability to receive revenues from the relationship will be adversely affected.

      Our Company's business also will be affected by the effectiveness of marketing of the products. A reduction in sales efforts or discontinuance of sales of any developed products could result in an unsuccessful product, thus having a material adverse effect on our Company.

THERE ARE UNCERTAINTIES ASSOCIATED WITH PRECLINICAL AND UNSUCCESSFUL CLINICAL TESTING.

      Our potential business partners may be involved in developing drugs on which they plan to file investigational new drug applications ("INDs") with the FDA or make equivalent filings outside of the United States. There can be no assurance that necessary preclinical studies on these products will be completed satisfactorily, if at all, or that our potential business partners otherwise will be able to make their intended filings. Further, there can be no assurance that our potential business partners will be permitted to undertake and complete human clinical trials of any of their potential products, either in the United

States or elsewhere, or, if such trials are permitted, that such products will not have undesirable side effects or other characteristics that may prevent them from being approved or limit their commercial use if approved.

      In addition, there can be no assurance that clinical trials of products under development will demonstrate safety and efficacy at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Consequently, the period of time necessary to complete clinical testing and receive regulatory approval can be quite extensive and involve many years. Clinical trials involving product candidates may take longer to complete than clinical trials involving other types of therapeutics. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and may have a material adverse effect.

THE PRODUCTS WILL FACE COMPETITION.

      Competition in the dietary supplements, pharmaceutical and biotechnology industries is intense. Our potential business partners may face competition from companies marketing existing products or developing new products. There can be no assurance that products in which we have an interest will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

THE PRODUCTS WILL BE SUBJECT TO GOVERNMENT REGULATIONS AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

      Some of the products will be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other Federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the our potential business partners' products.

      Among other requirements, FDA approval may be required before such products may be marketed in the United States. In order to obtain FDA approval of a product, our potential business partners must demonstrate to the satisfaction of the FDA that such product is safe and effective for its intended uses and that our potential business partners are capable of manufacturing the product with procedures that conform to the FDA's current Good Manufacturing Practices ("cGMP") regulations, which must be followed at all times. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays and our potential business partners may have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that such approvals will be granted on a timely basis, or at all.

      Our potential business partners may also be subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above, and there can be no assurance that foreign regulatory approvals will be obtained on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other foreign countries. There can be no assurance that our potential business partners or their partners will file for regulatory approvals or receive necessary approvals to commercialize product candidates in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect.

SALES AND MARKETING MAY BE UNSUCCESSFUL.

      Our business partners will seek to market and sell their products through distribution, co-marketing, co-promotion or licensing arrangements with third parties. Our potential business partners may not have experience in sales, marketing or distribution and might not have management and staff that are trained in these areas. Thus, any revenues received our potential business partners may be dependent on the efforts of third parties. There can be no assurance that our potential business partners will be able to establish a successful marketing program.

THE COMPANY MAY DEPEND ON THE PROTECTION OF PATENTS AND PROPRIETARY RIGHTS.

      The Company's possible success is dependent in part on the strength of its potential business partners obtaining, maintaining and enforcing patent and other proprietary rights for their products. Because of the pharmaceutical industry's competitive nature, there is a great potential for other companies to develop and market similar products.

      There can be no assurance that patent applications owned by or licensed to our potential business partners will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Although a patent may have a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our potential business partners' issued patents for products will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. The cost of litigation to uphold the validity of patents and to prevent infringement is often substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that our potential business partners' products will not be infringed or successfully avoided.

      In addition to patents, patent applications and licenses, our potential business partners will probably also rely on unpatented technology, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our potential business partners' technology or disclose such technology, or that our potential business partners can meaningfully protect their rights in such unpatented technology, trade secrets and information.

UNCERTAINTY RELATED TO HEALTH CARE REFORM MEASURES AND REIMBURSEMENT.

      In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Significant changes in the health care system in the United States or elsewhere might have a substantial impact on the manner in which our potential business partners conduct their business. Such changes also could have a material adverse effect on our potential business partners' ability to raise capital. Furthermore, our potential business partners' ability to commercialize products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are collaborators or prospective collaborators of our potential business partners.

OUR POTENTIAL BUSINESS PARTNERS MAY BE EXPOSED TO PRODUCT LIABILITY RISKS AND MAY HAVE LIMITED INSURANCE AVAILABLE.

      Our potential business partners' businesses may be exposed to potential product liability risks which may be inherent in the testing, manufacturing, marketing and sale of human vaccine and therapeutic products, and there can be no assurance that our potential business partners will be able to avoid significant product liability exposure. Even if our potential business partners have insurance, there can be no assurance that the potential business partners' insurance coverage will continue to be adequate as our potential business partners' further develops products. In addition, our potential business partners' license and development agreements, if any, may require our potential business partners' to obtain product liability insurance and it is possible that license and collaborative agreements which our potential business partners may enter into in the future may also include such a requirement. There can be no assurance that in the future adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim or recall would not have a material adverse effect on our potential business partners, and potentially a material adverse effect on our Company.

OUR POTENTIAL BUSINESS PARTNERS MAY REQUIRE ADDITIONAL FINANCING THAT WE OR THIRD PARTIES ARE UNABLE TO PROVIDE.

      Our potential business partners may require financing in excess of the amount that we have provided in order to complete development or to commercialize their products. If this financing is not available to a business partner of ours that requires such financing, our investment in that business partner could be lost.

EMPLOYEES
---------

      The Company currently has one full-time professional employee and three part time consultants.

FINANCING TRANSACTIONS
----------------------


      During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari-passu among themselves and the notes are not senior to other debt, if any, of the Company. A note holder converted one of his notes for $25,000 into 100,000 shares of the Company's common stock. No principal payments have been made on these notes.

      In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest. Amortization of deferred financing costs of $18,725 and interest expense of $20,170 were charged to operations during the year ended December 31, 2003.

      On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable.

      In January 2004 we borrowed an additional $100,000 by issuing 4 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears.
The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

      On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company's Warrants from $0.75 to $0.40 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The Company will be filing a post-effective amendment to the Registration Statement covering the warrants with the Securities and Exchange Commission, and the changes to the terms of the warrants will not become effective unless and until the post-effective amendment is declared effective.

REPORTS TO SECURITY HOLDERS
---------------------------

      Medstrong is a reporting company and files reports with the Security and Exchange Commission. The company files Form 10-QSB quarterly, Form 10-KSB, Annual Report, and Proxy annually, and Forms 8-K, Form 3 and Form 4 as required.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company moved to more efficient quarters and negotiated a new lease effective October 1, 2003, at $2,851.20 per month, saving the Company $5,000 per month compared to the old lease. The Company is obligated under an operating lease for its office space. The future minimum lease payments under the lease at September 30, 2003, which expires in September 2006, amounts to $99,000.

The CEO has personally guaranteed performance under the lease until he provides a pledge of 200,000 of his shares of the Company's unrestricted common stock. It is his intention to provide this pledge after January 1, 2004. As of April 4, 2004, he has not done so. On September 29, 2003, The Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss.


ITEM 3.    LEGAL PROCEEDINGS.   NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

      The Company's common stock ("MSRG") and the Company's warrants ("MSRGW") are thinly traded.

      The  quotations  below  for the  common  stock and  warrants  are up until
March  31,  2004  dealer  prices  without  retail  mark-ups,   mark-downs  or
commissions and may not represent actual transactions.

      The following tables set forth the range of high and low bid prices of the Company's common stock and the range of high and low bid prices or trade prices of the Company's warrants, as applicable, in each case from January 1, 2003 through December 31, 2003 and for the first quarter of 2004. For the period commencing on January 1, 2003 and ending on March 31, 2004, both the Company's common stock and the Company's warrants were quoted on the Over-The-Counter Bulletin Board.


PRICE RANGE OF COMMON STOCK

            2003:     Q1            Q2             Q3            Q4


                   H      L      H      L       H      L       H      L

                  $.57  $.45    $.75  $.40     $.50  $.27     $.33  $.10

            2004:     Q1

                   H      L
                  $.37  $.13
PRICE RANGE OF WARRANTS
            2003:     Q1            Q2             Q3            Q4

                  $.30  $.16    $.18  $.11     $.30  $.09     $.11  $.07

            2004      Q1

                   H      L

                  $.22  $.06


HOLDERS

      As of April 5, 2004, there were approximately 111 holders of record of the Company's common stock and approximately 77 holders of record of the Company's warrants.

DIVIDENDS

      Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

      The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as at December 31, 2003. An option for 350,000 at $0.001 per share was exercised on January 17, 2004.

-----------------------------------------------------------------------------
                   (a)              (b)                   (c)
--------------------------------------------------------------------------
Plan category      Number of        Weighted-average       Number of securities
                   securities to    exercise price of      remaining available
                   be issued upon   outstanding options,   for future issuance
                   exercise of      warrants and rights    under equity
                   outstanding                             compensation plans
                   options,                                (excluding securities
                   warrants and                            reflected in
                   rights                                  column (a))
--------------------------------------------------------------------------------
Equity compensation
plans approved by    1,490,000          $0.17724              1,510,000
security holders
--------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders
--------------------------------------------------------------------------------
Total                1,490,000          $0.17724              1,510,000
--------------------------------------------------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

PLAN OF OPERATION

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At December 31, 2003, 31,898,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRGW respectively.



MEDICAL RECORDS BUSINESS
------------------------


      MedStrong has developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong's service can be found at WWW.MEDSTRONG.COM. MedStrong calls its service "Vital Health Information" and "Patient Data Quickly." MedStrong has approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license our medical records applications to our current Chief Executive Officer as described immediately below.


LICENSE AGREEMENT FOR MEDICAL RECORDS BUSINESS


MedStrong has approximately $1,750,000 invested in its Medical Records Business. At the present time, the only memberships that have been contracted have been through wholesale offerings. To date, few of the memberships have been renewed. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

      The  related  license  agreement  (the  "License  Agreement")  between the
Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.


PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

      With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices ("Business Partner") by providing them with capital and guidance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products, receiving payment of royalties and other contractual rights ("royalties" or "royalty payments"). MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the

Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.


      Currently, MedStrong has acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. MedStrong Plans to acquire additional interest in this product using a portion of the funds raised in this Offering. Imperial reports that its research appears to demonstrate that Notox helps restore motor skills and significantly helped reduce memory impairment caused by alcohol intoxication. Additionally, it appears to assists in protecting vital organs from the damaging effects of alcohol when taken preventively. Notox is composed of Ginseng and Orange extract, which appears to act as a synergistic catalyst. Together they appear to help to stimulate carbohydrate metabolism in the liver, by activating alcohol dehydrogenase and aldehyde dehydrogenase, which converts alcohol into non-toxic acetic acid. Product descriptions indicate that a recommended dosage of one or two capsules of Notox taken 30 to 45 minutes before alcohol consumption usually will prevent intoxication.

      MedStrong entered into an agreement with A.D. Pharma, Inc., a Florida corporation, ("Pharma") on January 6, 2004 (the "Agreement"). MedStrong acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the Agreement (the "Initial Term"). The consideration to be paid to Pharma by MedStrong is a total of $250,000 for the entire 10%. MedStrong has already paid Pharma $75,000 for 3% of gross proceeds from Notox. To acquire an additional 2% of gross proceed from Notox, MedStrong is required to and did pay Pharma an additional $50,000 by February 12, 2004. To acquire an additional 2% of gross proceed from Notox, MedStrong was required to pay Pharma an additional $50,000 by March 13, 2004. This payment was not made. To acquire an additional 3% of gross proceed from Notox, MedStrong is required to pay Pharma an additional $75,000 by April 12, 2004. Under the Agreement, MedStrong agreed to receive the royalty interest over the period of the Initial Term based on the assumption that the revenues received by Pharma from the sale of Notox exceeds $500,000 during the first year of the Initial Term and $1,000,000 during each of the succeeding 4 years. If Pharma does not meet these milestones, MedStrong will be entitled to receive the royalty interest for one additional year beyond the Initial Term. In addition, Pharma may repurchase MedStrong's entire royalty interest and the purchase price will be depended upon the amount that MedStrong owns, as follows: $1,500,000 if MedStrong has a 3% interest in Notox, $2,500,000 if MedStrong has a 5% interest in Notox, $3,500,000 if MedStrong has a 7% interest in Notox and $5,000,000 if MedStrong has a 10% interest in Notox.

      MedStrong's transaction with Pharma is dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma has entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. The initial term of the agreement ends on December 15, 2006 and is automatically renewed, unless 90 days prior written notice is given by either party that such party wishes to terminate. In addition, with 60 days prior written notice Imperial may terminate this agreement in the event that Pharma fails to generate its semi-annual minimum sales of capsules for 2004, and for the subsequent calendar year period. In the event Imperial terminates the agreement with Pharma, Pharma will no longer have rights to sell Notox, and therefore, the Company will no longer receive payments with respect to Notox.

EMPLOYEES
---------

      The Company currently has one full-time professional employee and three part time consultants.

OFFERINGS

DEBT PRIVATE OFFERING
---------------------

      During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. A note holder converted one of his notes for $25,000 into 100,000 shares of the Company's common stock. No principal payments have been made on these notes.

      In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $18,725 and interest expense of $20,170 were charged to operations during the year ended December 31, 2003. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest.


RECENT DEVELOPMENTS

PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

GENERAL

      With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices ("Business Partner") by providing them with capital and other assistance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products. MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.



Letter of Intent for Purchase of Aerosol Holding Chamber.

      On October 24, 2003, the Company signed a non-binding Letter of Intent with Dr. Joseph Andrade, a member of the Company's Medical Advisory Board, to purchase the Seller's right, title and interest in and to that certain aerosol holding chamber for use with a metered inhaler invented by the Seller and the two patents related to the device and any subsequent patents with respect to the product.

The purchase price was Twenty Five Thousand Dollars ($25,000) plus Twenty Percent of any royalty the Company may receive from the ultimate manufacturer of the product and any "front" money the Company may receive.

There were certain conditions precedent and due diligence prior to any closing and the closing date was scheduled not later than March 15, 2004. At April 4, 2004, no action was taken to close or finalize this agreement and the Letter of intent has expired.





Liquidity and Financial Resources
---------------------------------

      As of April 5, 2004, the Company had approximately 10 days of cash left to operate. Through December 31, 2003, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,262,597 and has working capital and stockholders' deficiencies of $783,708 and $775,663, respectively, at December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      At December 31, 2003, the Company was indebted to the CEO in the amount of $50,000 plus payroll taxes thereon and the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses.

      To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through April 5, 2004, one individual purchased common shares for $50,000. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

      The Counsel for the Company has resigned effective December 31, 2003 due to non-payment of their accumulated billing in the amount of $210,782. New Counsel has been retained.



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

      The Company issued, and may continue to issue, its common stock for services. The Company had issued stock rights to noteholders as additional interest in addition to the notes' stated 20% interest and issued shares of its common stock to a member of its medical advisory board. The cost associated with these transactions was based on an intrinsic fair value of $.50 per share. It is the Company's judgment that, since the Company's common stock is publicly traded, the best determination of fair value of the stock it issues is the midpoint of the latest bid and ask price of the stock at the date of issuance.

ITEM 7.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------





         Independent Auditors' Report ....................................... 25

         Balance Sheets as at December 31, 2003 and 2002 .................... 26


         Statements of Operations
            For the Years Ended December 31, 2003 and 2002 and For the
            Period From May 19, 2000 (Inception) to December 31, 2003 ....... 27


         Statements of Stockholders' Equity (Capital Deficiency)
            For the Years Ended December 31, 2003 and 2002 and For the
            Period From May 19, 2000 (Inception) to December 31, 2003........ 28


         Statements of Cash Flows
            For the Years Ended December 31, 2003 and 2003 and For the
            Period From May 19, 2000 (Inception) to December 31, 2003.... 29, 30


            Notes to Financial Statements .............................. 31 - 43

Logo omitted   WEINICK
                 SANDERS
                  LEVENTHAL & CO., LLP                             1375 BROADWAY
                                                       NEW YORK, N.Y. 10018-7010
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
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
MedStrong International Corporation

We have audited the accompanying balance sheets of MedStrong International Corporation (A Development Stage Company) as at December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from May 19, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedStrong International Corporation (A Development Stage Company) as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from May 19, 2000 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders' capital deficiencies of $783,708 and $775,663, respectively, at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
April 8, 2004

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                   A S S E T S
                                   -----------

                                                             December 31,
                                                             ------------
                                                       2003              2002
                                                    -----------       ----------

Current assets:
  Cash and cash equivalents                         $    24,301       $   32,675
  Accounts receivable                                     1,421           16,302
  Prepaid expenses                                       26,368           10,976
                                                    -----------       ----------
        Total current assets                             52,090           59,953
                                                    -----------       ----------

Property and equipment, at cost, less
  accumulated depreciation and amortization
  of $35,194 and $11,624, respectively                   35,940           58,618
                                                    -----------       ----------

Other assets:
  Security deposit                                        4,277           44,196
  Deferred charges                                          -                117
  Deferred financing and interest costs                  66,775            9,753
                                                    -----------       ----------
        Total other assets                               71,052           54,066
                                                    -----------       ----------

                                                    $   159,082       $  172,637
                                                    ===========       ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

Current liabilities:
  Notes payable                                     $   283,431       $  105,000
  Accounts payable and accrued expenses                 552,367          408,908
                                                    -----------       ----------
        Total current liabilities                       835,798          513,908
                                                    -----------       ----------

Long-term liabilities:
  Long-term royalty obligation                           54,161            -
  Deferred revenues
  Deferred rent                                          44,786           18,496
                                                    -----------       ----------
                                                         98,947           18,496
                                                    -----------       ----------
Commitments and contingencies                              -               -

Stockholders' equity (capital deficiency):
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 31,898,043 shares
      at December 31, 2003 and 31,158,000
      shares at December 31, 2002                        31,898           31,158
  Additional paid-in capital                          2,455,036        1,987,689
  Deficit accumulated in the development stage      ( 3,262,597)     (2,378,614)
                                                    -----------       ----------
        Total stockholders' equity
          (capital deficiency)                      (   775,663)     (  359,767)
                                                    -----------       ----------

                                                    $   159,082       $  172,637
                                                    ===========       ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                             Cumulative
                                                                                            For the Period
                                         For the Year             For the Year            From May 19, 2000
                                            Ended                     Ended                 (Inception) to
                                         December 31,              December 31,              December 31,
                                            2003                      2002                      2003
                                         ------------              ------------              ------------

Revenues                                 $    277,700              $     61,574              $    340,134
Cost of sales                                 -                        -                              430
                                         ------------              ------------              ------------

Gross profit                                  277,700                    61,574                   339,704

Operating expenses                          1,088,777                 1,209,385                 3,235,839
                                         ------------              ------------              ------------
                                              -                         -                         -
Loss from operations                     (    811,077)             (  1,147,811)             (  2,896,135)
                                         ------------              ------------              ------------

Other income (expenses):
  Interest income                                  34                     4,310                     4,512
  Financing costs                        (     24,183)                  -                    (    289,134)
  Interest expense                       (     48,757)             (      4,149)             (     81,840)
                                         ------------              ------------              ------------
Total other income (expenses)            (     72,906)                      161              (    366,462)
                                         ------------              ------------              ------------

Net loss                                 ($   883,983)             ($ 1,147,650)             ($ 3,262,597)
                                         ============              ============              ============

Per share data:
  Net loss per share -
    basic and diluted                       ($0.03)                   ($0.04)
                                            =======                   =======

Weighted average shares
  outstanding - basic and diluted          31,506,122                31,091,346
                                          ===========              ============


                        See notes to financial statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)



                                                                                           Deficit                          Total
                                                                                         Accumulated                   Stockholders'
                                                                           Additional      in the         Stock            Equity
                                                     Common Stock           Paid-in      Development   Subscriptions      (Capital
                                                   -----------------        Capital        Stage       Receivable       Deficiency)
                                                  Shares       Value
                                                 ----------   ----------   ----------   ----------      ----------      ----------
Common stock issued to
  and subscribed to by founders                  26,000,000   $26,000      $   -        $   -           ($26,000)       $    -
Fair value of purchase rights issued
  in private placement                                                        14,700                                        14,700
Net loss                                            -            -             -        (   79,157)         -           (   79,157)
                                                 ----------   ----------   ----------   ----------      ----------      ----------

Balance at December 31, 2000                     26,000,000    26,000         14,700    (   79,157)     ( 26,000)       (   64,457)
Payments of stock subscriptions                     -            -             -              -           26,000            26,000
Exercise of stock rights by note holders            365,000       365          3,285          -             -                3,650
Common stock issued to
  medical advisory board                            200,000       200          -              -             -                  200
Common stock sold in connection
  with public offering                            4,302,000     4,302      2,146,698          -                          2,151,000
Costs and fees associated
  with issuance of common stock                     -            -        (  537,491)         -             -           (  537,491)
Fair market value of purchase rights
  to be issued in private placement                 -            -           251,288          -             -              251,288
Net loss                                            -            -             -        (1,151,807)         -           (1,151,807)
                                                 ----------   ----------   ----------   ----------      ----------      ----------

Balance at December 31, 2001                     30,867,000    30,867      1,878,480    (1,230,964)         -              678,383
Exercise of stock rights by note holders            115,000       115          1,035          -             -                1,150
Common stock issued for services rendered           176,000       176        108,174          -             -              108,350
Net loss                                            -            -             -        (1,147,650)         -           (1,147,650)
                                                 ----------   ----------   ----------   ----------      ----------      ----------

Balance at December 31, 2002                     31,158,000    31,158      1,987,689    (2,378,614)         -           (  359,767)

Sale of common stock                                410,043       410         91,777                                        92,187
Exercise of stock option                            120,000       120         29,880                                        30,000
Conversion of note payable into common stock        100,000       100         24,900                                        25,000
Issuance of common stock for services rendered      110,000       110         23,640                                        23,750
Compensatory element of stock option grants                                  211,650                                       211,650
Compensatory element of stock purchas rights                                  85,500                                        85,500
Net loss                                             -            -            -        (  883,983)         -            ( 883,983)
                                                 ----------   ----------   ----------   ----------      ----------      ----------

Balance at December 31, 2003                     31,898,043   $31,898     $2,455,036    ($3,262,597)    $   -            ($775,663)
                                                 ==========   ==========   ==========   ===========     ==========       ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                               Cumulative
                                                               For the Year        For the Year              For the Period
                                                                 Ended               Ended                 From May 19, 2000
                                                               December 31,         December 31,             (Inception) to
                                                                  2003                 2002                December 31, 2003
                                                               ------------        -------------           -----------------
Cash flows from operating activities:
  Net loss                                                      ($ 883,983)         ($1,147,650)              ($3,262,597)
                                                                 ---------           ----------                ----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of noteholders
      purchase rights                                               18,725               -                        270,013
    Compensatory element of stock options                          211,650               -                        211,650
    Common stock issued for services rendered                       23,750              108,350                   132,100
    Amortization of deferred financing costs                         9,753                  747                    59,900
    Depreciation of property and equipment                          26,550               23,570                    61,744
    Deferred interest on royalty obligation                          4,161               -                          4,161
    Deferred rent                                               (    2,631)         (     1,300)                      198
    Deferred revenue                                                28,921               15,667                    44,588
    Deferred charges                                                   117                  453                     -
    Loss on abandonment of property assets                          11,335                -                        11,335
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                           14,881          (    16,302)              (     1,421)
      Prepaid expenses                                          (   15,392)              49,958               (    26,368)
      Security deposit                                              39,919                -                   (     4,277)
      Accounts payable and accrued expenses                        143,459               24,225                   544,867
                                                                 ---------           ----------                ----------
  Total adjustments                                                515,198              205,368                 1,308,490
                                                                 ---------           ----------                ----------

Net cash used in operating activities                           (  368,785)         (   942,282)              ( 1,954,107)
                                                                 ---------           ----------                ----------

Cash flows used in investing activities:
  Purchase of property and equipment                            (   15,207)         (     3,828)              (    74,899)
                                                                 ---------           ----------                ----------

Cash flows from financing activities:
  Proceeds from notes payable                                        239,950             30,000                   694,950
  Payments of notes payable                                     (     36,519)              -                  (   386,519)
  Net proceeds from issuance of common stock                         122,187              1,150                 2,110,537
  Proceeds from sale of royalty agreement                             50,000              -                        50,000
  Equipment loans                                                          -        (     5,813)              (    32,481)
  Payments of financing costs                                              -        (    10,500)              (    56,200)
  Offering costs and fees                                                  -              -                   (   326,980)
  Due to stockholder                                                   -            (    20,000)                    -
                                                                  ---------           ----------                ----------
Net cash provided by (used in) financing activities                 375,618         (     5,163)                2,053,307
                                                                  ---------           ----------                ----------

Net increase (decrease) in cash and cash equivalents            (     8,374)        (   951,273)                   24,301

Cash and cash equivalents at beginning of period                     32,675             983,948                     -
                                                                  ---------           ----------                ----------

Cash and cash equivalents at end of period                         $ 24,301            $ 32,675                  $ 24,301
                                                                  =========           ==========                ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                                              Cumulative
                                                          For the Year           For the Year               For the Period
                                                             Ended                   Ended                 From May 19, 2000
                                                          December 31,           December 31,               (Inception) to
                                                               2003                  2002                  December 31, 2003
                                                          ------------           ------------              -----------------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                               $  23,188               $  3,881                  $  32,311
                                                           =========               ========                   ========

    Income taxes                                           $   -                   $   -                     $    -
                                                           =========               ========                   ========


Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered                $  23,750               $ 108,350                 $ 132,100
                                                           =========               ========                   ========

  Note payable converted to common stock                   $  25,000               $   -                     $  25,000
                                                           =========               ========                   ========

  Deferred financing and offering costs                    $   -                   $   -                     $ 249,689
                                                           =========               ========                   ========

  Fair value of purchase rights issued
    to noteholders                                         $  85,500               $   -                     $ 351,498
                                                           =========               ========                   ========

  Compensatory element of stock option                     $ 211,650               $   -                     $ 211,650
                                                           =========               ========                   ========

  Equipment financed                                       $   -                   $   -                     $  34,120
                                                           =========               ========                   ========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

NOTE 1 - PLAN OF ORGANIZATION.

(a) Organization and Presentation of Financial Statements:

           MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2003, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Medical Records Business has generated gross receipts, but has never been profitable. Management does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license our medical records applications to our current Chief Executive Officer. The Company has incurred losses since inception aggregating $3,262,597 and has working capital and stockholders' deficiencies of $783,708 and $775,663, respectively, at December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This Plan includes, among other things, the licensing of its Medical Records Business, the continued development of commercial applications of its proprietary software, and the royalty income from the sale of an anti-hangover product within the United States. Since inception, the Company has relied upon the sale of its equity securities through private placements and through an initial offering to the public and notes to finance its operations.

           The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through it's placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. Through December 31, 2003, the Company has received net proceeds of $1,783,557 from the sale of its equity securities and $694,950 in proceeds from the issuance of notes payable of which $283,431 remains outstanding at December 31, 2003. In February 2004, the Company commenced a private offering of up to 10,000,000 shares of its common stock to accredited investors at $0.10 per share. Through April 5, 2004, one investor purchased 1,000,000 common shares for $50,000. In January 2004, the Company sold four, sixty day, 15% interest bearing $25,000 notes to two individuals. At April 5, 2004, the Company is in default of these notes and three other notes aggregating $50,000 payable to a former member of the Company's Medical Advisory Board.

(b) Principal Business Activity:

           Effective April 1, 2004, Medstrong licensed, on an exclusive basis, the medical information field (the "Licensed Field") applications of our proprietary software to our Chief Executive Officer and President, Jerry R. Farrar, for a $65,000 up-front payment and continuing license fees and sold certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. We believe that Mr. Farrar will develop our medical information business in a manner to benefit us substantially. Our Board of Directors determined that it would be a more effective business strategy for us to focus our capital resources on our software applications in the Retained Field and on our proposed pharmaceutical development business.

           MedStrong entered into an agreement with A.D. Pharma, Inc., a Florida corporation, ("Pharma") on January 6, 2004 (the "Agreement"). MedStrong acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the Agreement (the "Initial Term"). The consideration to be paid to Pharma by MedStrong is a total of $250,000 for the entire 10%. MedStrong has already paid Pharma $125,000 for 5% of gross proceeds from Notox. To acquire an additional 2% of gross proceeds from Notox, MedStrong was required to pay Pharma an additional $50,000 by March 13, 2004. This payment was not made. The Company also has the right to acquire an additional 3% of gross proceeds from Notox for an additional $75,000 by April 12, 2004. Under the Agreement, MedStrong agreed to receive the royalty interest over the period of the Initial Term based on the assumption that the revenues received by Pharma from the sale of Notox exceeds $500,000 during the first year of the Initial Term and $1,000,000 during each of the succeeding 4 years. If Pharma does not meet these milestones, MedStrong will be entitled to receive the royalty interest for one additional year beyond the Initial Term. In addition, Pharma may repurchase MedStrong's entire royalty interest and the purchase price will be depended upon the amount that MedStrong owns, as follows: $1,500,000 if MedStrong has a 3% interest in Notox, $2,500,000 if MedStrong has a 5% interest in Notox, $3,500,000 if MedStrong has a 7% interest in Notox and $5,000,000 if MedStrong has a 10% interest in Notox. On April 8, 2004, the Company received notice from Pharma that its royalty interest for the first quarter of calendar 2004 is $146.

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

(a) Basis of Presentation:

           The   accompanying   financial   statements  have  been  prepared  in
    accordance with accounting principles generally accepted in the United States of America.

(b) Revenue Recognition:

           Through December 31, 2003, the Company had minimal revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

(c) Use of Estimates:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Concentrations of Risks:

           Financial instruments that potentially subject the Company to concentrations of risks are principally cash and cash equivalents (consisting of commercial paper) which often exceed the federal depository insurance limit. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any sufficient credit risks.

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

(h) Recently Issued Accounting Pronouncements:

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all newly required disclosures under SFAS No. 123. In December 2003 the FASB issued Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity. In April 2003, the FASB issued SFAS No. 149 which amends and clarifies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity. Management believes the adoption of these pronouncements will not have a material impact on the Company.

(i) Prepaid Expenses and Other Current Assets:

           Prepaid expenses and other current assets are comprised of the following:

                                December 31, 2003              December 31, 2002
                                -----------------              -----------------
Prepaid insurance                    $16,368                      $   492
Assets held for resale               $10,000                      $   -
Prepaid rent                            -                           7,453
Other current assets                    -                           3,031
                                     -------                      -------
                                     $26,368                      $10,976
                                     =======                      =======
(j) Advertising Costs:

           The Company expenses advertising costs as incurred. Advertising expense was $12,973, $67,150 and $99,162 for the years ended December 31, 2003 and 2002 and for the period from May 19, 2000 (Inception) to December 31, 2003, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT.

         Property and equipment are as follows:

                                 December 31, 2003             December 31, 2002
                                 -----------------             -----------------
Office equipment                       $53,841                       $68,991
Furniture and fixtures                     -                          17,819
Leasehold improvements                     -                           3,847
Computer and software                   24,675                         3,155
                                       -------                       -------
                                        78,516                        93,812
Less:  Accumulated depreciation
         and amortization               42,576                        35,914
                                       -------                       -------

                                       $35,940                       $57,898
                                       =======                       =======

           On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The accompanying financial statements reflect this transaction in other current assets under the caption assets held for resale. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 has been charged to operations in fiscal 2003.

     NOTE  4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

           Accounts payable and accrued expenses are comprised of the following:

                                   December 31, 2003           December 31, 2002
                                   -----------------           -----------------

Professional fees                   $   357,976                  $   317,691
Consulting fees
                                          7,509                       29,511
Advertising
                                         13,369                       19,049
Interest
                                          5,055                         -
Salary and Payroll Taxes
                                         84,548                         -
Rent
                                         13,022                         -
Sundry operating expenses
                                         70,888                      42,657
                                    -----------                  ----------

                                    $   552,367                  $  408,908
                                    ===========                  ==========

NOTE  5 -  LOAN PAYABLE - EQUIPMENT.

           In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in 2002.

           In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest of $55 was charged to operations in 2003 and remains unpaid at December 31, 2003.

NOTE 6 - NOTES PAYABLE.

           On December 20, 2000, the Company initiated a private placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share after the first sixty (60) days that the note was outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January and February 2002, note holders exercised rights to acquire 165,000 shares for $1,650 in cash. The Company repaid $200,000 of the notes in 2001 and the remaining $50,000 of these notes on January 10, 2002. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty (60) day term of the notes.

           During April 2001 through July 2001, the Company issued seven promissory notes of $25,000 each payable in 120 days at an annual interest rate of 10%. Interest charged to operations was $13,856. At December 31, 2001, one note for $25,000 was outstanding and was repaid in 2002.

           During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five note aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

           Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $18,725 was charged to operations in 2003. Interest expense of $38,895 was charged to operations in the year ended December 31, 2003. One note holder had previously extended his original notes due dates to March 17, 2004 and did not execute a restructuring agreement. His notes in the aggregate amount of $50,000 are in default as to principal and interest.

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

           The Board of  Directors  determined  to license to its current  Chief
    Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all other applications of its software. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement is effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

           The Board of Directors issued 730,000 non qualified stock options to members of the Company's Medical Advisory Board. One grantee exercised 120,000 options immediately. The fair value of the options at the time of grant, as determined by the Black-Scholes option pricing model, of $152,500 was charged to operations as compensation for these members services.

           On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable. These four customers remitted $8,521 to the Company from September 1, 2003 to December 31, 2003 all of which was charged to interest expense. At December 31, 2003, the Company had not remitted $4,000 of these receipts to this stockholder.

NOTE 8 - DEFERRED RENT.

           The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense charged to operations differs with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. During fiscal 2003, the Company renegotiated the lease with its landlord which resulted in reduced space and reduced rent. The unpaid balance under the old lease of $13,022 at December 31, 2003 is to be repaid in installments through September 1, 2004.

NOTE 9 - EMPLOYMENT AGREEMENT.

           On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. Effective with the licensing of the Medical Records Business to this individual on April 1, 2004, the employment agreement was terminated. At December 31, 2003, the CEO is owed $50,000 for unpaid salary under the agreement.

           On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provides for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2003.

           On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operations. She will remain as a consultant to the Company. In the event of her termination as a consultant, the Company agreed to a sixty day contract severance fee and ninety days of paid health insurance. Ms. Farrar and Jerry R. Farrar, CEO, were formally married and are now divorced.

NOTE 10 - INCOME TAXES.

           At December 31, 2003, the Company had a net operating loss carryforward amounting to approximately $3,263,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,109,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:


                                                                                    Cumulative
                                                                                  For the Period
                                                                                 From May 19, 2000
                              For the Year Ended        For the Year Ended        (Inception) to
                               December 31, 2003        December 31, 2002        December 31, 2003
                               -----------------        -----------------        -----------------

Loss before  income taxes        ($  883,983)              ($1,147,650)             ($3,262,597)
                                 ============              ============             ============

Computed tax benefit at
  statutory rate                 (   300,600)  (34.0%)     (   390,200)  (34.0%)    ( 1,109,000)  (34.0%)

Net operating loss
  valuation reserve                  300,600    34.0%          390,200    34.0%       1,109,000    34.0%
                                 ------------  ------      ------------  ------     -----------    -----

Total tax benefits               $    -           - %      $   -         - %        $   -            - %
                                 ============  ======      ============  ======     ===========    =====

NOTE 11 - CAPITAL STOCK.

(a) General:

           The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 26,000,000 common shares at par of $.001. During the year ending December 31, 2002 and 2001, the Company issued an additional 115,000 and 365,000 shares, respectively, to original note holders at $.01. The Company issued in 2001 common shares in conjunction with its initial public offering which closed on December 31, 2001 (see (b) below).

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

           On July 28, 2003, the Company issued its CFO a stock grant of 25,000 common shares for financial services rendered. The fair value of the services rendered and the fair value of the common shares issued of $6,250 was charged to operations in the third quarter of 2003. Additionally on that same date, the Company issued 10,000 shares of its common stock for services rendered. The fair value of the services and the securities issued of $2,500 was charged to operations on that date.

           On December 31, 2003, the Board of Directors agreed to issue 75,000 shares of the Company's common stock for services rendered by two vendors. The fair value of the services rendered and the fair value of the securities issued aggregated $15,000 which was charged to operations. The fair value of the securities issued for services rendered was determined by the average bid and ask price of the Company's traded common stock on the date of issuance.

(d) Common Stock Issued Through Conversion Of Note Payable:

           A member of the Medical Advisory Board converted one of his $25,000 notes into 100,000 shares of the Company's common stock. The fair value of the shares issued on the date of conversion was the average of the bid and ask of the Company's publicly traded shares.

(e) Private Placements:


           The Company commenced the sale of up to 20,000,000 shares of its common stock in May 2003 at $0.25 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 410,043 of its common shares for $92,187 (net of placement agent's fees of $10,325).

           In February 2004, the Company commenced an equity private placement to accredited investors. Through April 5, 2004, one individual purchased common shares for $50,000.

(f) Stock Options:

           The stockholders on August 12, 2003 ratified an increase of 2,000,000 shares eligible to be issued under the Company's qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company's Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 120,000 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally on April 25, 2003, the Board issued 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

           Pursuant to the termination agreement between the Company and its former CFO, the CFO's option to acquire 350,000 common shares at $0.001 vested immediately. As determined by the average of the bid and ask of the Company's free trading common stock, the excess of the fair value of the securities under option and the exercise price of the option aggregated
    $59,150 which was charged to operations on the grant date. The CFO on January 17, 2004 exercised this option for 350,000 shares.

           The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 5 years.

                                               Year Ended December 31,
                                                2003              2002
                                              ----------       ------------

Net loss as reported                          ($883,983)       ($1,147,650)
                                              ==========       ============

Net loss pro forma                            ($905,712)       ($1,147,650)
                                              ==========       ============

Shares - basic and diluted                    31,506,122        31,091,346
                                              ==========       ============

Net loss per share as reported                  ($0.03)           ($0.04)
                                                =======           =======

Net loss per share - pro forma                  ($0.03)           ($0.04)
                                                =======           =======

           Presented below is a summary of the status of the outstanding stock options:

                                          For the Years Ended December 31,

                                            2003                       2002
                                    -------------------------   ----------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Shares       Price        Shares    Price
Options outstanding at beginning            -      $ -                  $ -
Granted                             2,220,000   0.001 to 0.25     -       -
Expired                             ( 610,000)       0.25
Exercised                           ( 120,000)     ( 0.25)        -       -
                                    ----------     -------      ------  ------

Options outstanding at end          1,490,000   $0.001 to 0.25    -     $ -
                                    ==========  ==============  ======  ======


NOTE 12 - COMMITMENTS AND CONTINGENCIES.

(a) Leases:

           The company is obligated under an operating lease for its office space. The Company negotiated a new lease effective October 1, 2003. Rent expense amounted to $88,769, $88,533 and $258,720 for the years ended December 31, 2003 and 2002 and from May 19, 2000 (inception) to December 31, 2003, respectively. The future minimum lease payments under the lease at December 31, 2003, which expires in September 2006, amounts to $34,000 in 2004, $35,000 in 2005, and $ 27,000 in 2006.

           The CEO has personally guaranteed performance under the lease until he provides a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. It is his intention to provide this pledge after January 1, 2004. As of April 4, 2004, he has not done so. On September 29, 2003, the Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss.

(b) Maintenance Contract:

           The Company in March 2001 entered into a maintenance contract with a corporation controlled by one of its officers. The contract requires maintenance and storage fees based upon usage. The contract was cancelled during 2002.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

           The Company's quarterly financial data for the year ended December 31, 2003 and 2002 follows below:

                                                               For The Quarter Ended
                                        March 31,            June 30,             September 30,            December 31,

2003:

Net loss                               ($220,926)           ($407,111)             ($172,427)               ($ 80,629)
                                       ==========           ==========             ==========               ==========

Loss per share                           ($0.01)             ($0.01)                 ($0.01)                  $ -
                                         =======             =======                 =======                  ======

Shares used in computation             31,158,000           31,294,742             31,733,987               31,830,301
                                       ==========           ==========             ==========               ==========

2002:

Net loss                               ($221,111)           ($491,760)             ($281,956)               ($152,823)
                                       ==========           ==========             ==========               ==========

Loss per share                           ($0.01)             ($0.01)                 ($0.01)                  ($0.01)
                                         =======             =======                 =======                  =======

Shares used in computation             31,083,000           31,130,000             31,136,000               31,158,000
                                       ==========           ==========             ==========               ==========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None



ITEM 8A.  CONTROLS AND PROCEDURES

           The Company's Chief Executive Officer and Principal Financial Officer, Jerry R. Farrar, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Mr. Farrar has within 90 days prior to the filing date of this Annual Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Annual Report. Since their evaluation, no significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

The Audit Committee is comprised of three non-employee directors. The Audit Committee is responsible for overseeing and monitoring management's and the Company's independent auditors' participation in the financial reporting process. The Audit Committee must recommend the Company's financial statements for a particular period to the Board of Directors before the Company may include them in any report filed with the Securities and Exchange Commission. The Audit Committee also performs such other duties as are set forth in its written charter. Directors do not receive any compensation for serving on the Audit Committee.

The Compensation Committee is comprised of three non-employee directors. The Compensation Committee is responsible for determining the compensation of the Chief Executive Officer and the other senior executives of the Company and to establish policies for senior management.

The directors and executive officers of the Company are as follows:

--------------------------------------------------------------------------------
Name                Age                                      Position
--------------------------------------------------------------------------------
Jerry R. Farrar     67     Director, Chief Executive Officer, Chief Financial
                           Officer and President
--------------------------------------------------------------------------------
Joel San Antonio    51     Director and Chairman of the Board
--------------------------------------------------------------------------------
Ronald Glime        59     Director
--------------------------------------------------------------------------------
David Scotch        64     Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Edward L. Spindel   47     Director
--------------------------------------------------------------------------------
Michael R. Spindel  40     Director
--------------------------------------------------------------------------------
Michael Salpeter    49     Director
--------------------------------------------------------------------------------

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

RONALD GLIME

         Mr. Glime has served as a director of the Company since the Company's inception and serves on the Company's Audit Committee and Compensation Committee. Mr. Glime began his career with Life Investors Insurance Company of America developing and marketing a national program of consumer products sold through a network of automobile dealers. He moved to American Warranty Corporation in 1978, resigning as its Chief Executive Officer in 1982. From 1983 through February 1991, Mr. Glime owned and operated an independent general insurance agency, managing over thirty sales people whose efforts resulted in the agency being consistently recognized as a leading national producer of vehicle service contracts. In 1991, he joined Warrantech Automotive, Inc. (formerly known as Warrantech Dealer Based Services, Inc.) as Regional Sales Manager and assumed the office of President in October 1992. He held this position until March 1999 at which time he assumed the office of President of U.S. and Canadian Operations for Warrantech Corporation, a publicly traded company, until his retirement in June 2003. In June 2003, Mr. Glime became the indirect beneficial owner of 50% of the limited liability company interests in Vehicle Protection Plus, L.L.C., a vehicle service contract administrator which since 1966, has sold warranties administered by Warrantech. Mr. Glime has been recognized on a number of occasions for his achievements as a businessman.

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

MEDICAL ADVISORY BOARD

         The  Company's   Medical  Advisory  Board  consisted  of  nine  medical
professionals. In September 2003, the Medical Advisory Board was disbanded.

         .

ITEM 10. EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 2003, Jerry R. Farrar, the company's President, Chief Financial Officer, and Chief Executive Officer, was entitled to be paid a base salary of $150,000 pursuant to his employment Agreement. However, due to the financial situation of the Company, Mr. Farrar was paid $100,000. At December 31, 2003 the Company was indebted to the CEO in the amount of $50,000 plus accrued payroll taxes thereon. This amount is included in accrued expenses.

--------------------------------------------------------------------------------
                                                      Long-term
  Name and Principal   Annual Compensation        Compensation Awards
       Position
--------------------------------------------------------------------------------
                       Salary ($)  Bonus ($)   Securities Underlying Options ($)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Jerry R. Farrar        150,000       0                   (1)
--------------------------------------------------------------------------------

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

         Due to the financial condition of the Company, the Chief Financial Officer of the Company was laid off effective November 30, 2003 and the employment agreement was rescinded by mutual agreement subject to certain terms and conditions.

         Medstrong agreed to the issuance of a non-qualified option of 350,000 shares of Medstrong International Common Stock at a price of $.001 per share to be immediately vested. Medstrong acknowledged that unpaid salary of $26,169 and resulting payroll taxes is owed to the CFO, is accrued on the books of the Company and is payable as a priority liability. Medstrong agreed to pay for three months of Health Insurance and deliver a check to the CFO for $1000. The CFO agreed to waive his stock grants under paragraph 5b of his agreement, other than the 350,000 shares, and waive the severance clause of his agreement. The non-qualified option for 350,000 shares was exercised on January 17, 2004.

         On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operation. She will remain as a consultant to the Company. In the event of her termination as a consultant, the Company agreed to a sixty day contract severance fee and ninety days of paid health insurance. Ms. Farrar and Jerry R. Farrar, CEO were formally married and are now divorced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of April 5, 2003. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of
Beneficial Owner           Shares Beneficially Owned (1) (2)      Number Percent
--------------------------------------------------------------------------------

Jerry R. Farrar (3)              2,000,000                            6.11%
Joel San Antonio (4)            13,320,000                           40.67%
Ronald Glime (5)                 1,000,000                            3.05%
Charles Stiene (6)               4,000,000                           12.21%
David Scotch (7)                   300,000                            0.92%

All current directors and
executive officers of
MedStrong, as a group           20,870,000                           63.73%
(7 persons)

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

         Commencing in December 2002 through February 2003 the Company borrowed $250,000 by issuing 13 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. No principal payments have been made on these notes. The notes are due December 31, 2004. $235,000 of these notes were issued to 4 board of directors of the Company and to 3 of the Medical Advisory Board members. Specifically, the Company borrowed the following amounts from the following directors: $5,000 from Ronald Glime, $95,000 from Edward Spindel, $50,000 from Michael Spindel and $10,000 from Michael Salpeter.

         We have licensed to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field").

         The related  license  agreement (the "License  Agreement")  between the
Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

1.1 Specimen Placement Agents Warrant (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

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

10.7 Warrant Agreement, dated July 31, 2001, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's Form SB-1 filed with the Commission (File No. 333-57468)).

10.8 Agreement dated January 6, 2004 between Medstrong International and A.D. Pharma for the purchase of up to 10% of the gross revenues of the sale of Notox, a natural alcohol detoxicant manufactured by Imperial Gold Hong Kong, Inc. (Filed herewith.)

10.9 Settlement Agreement, dated November 25, 2003, pertaining to the layoff of the Chief Financial Officer. (Filed herewith.)

10.10 First Amendment to Office Lease, dated September 30, 2003, by and between Palos Verdes Office Partners, LLC, ("Lessor") and Medstrong International Corporation. (Filed herewith.)

10.11 Medstrong International Corporation Code of Business Conduct and Ethics. (Filed herewith.)

10.12    License  Agreement,  dated  April  1,  2004,  between  Medstrong
         International   Corporation  and  Jerry  R.  Farrar/Cargril  Acceptance
         Corporation. (Filed herewith.)

10.13 Bill of Sale, dated April 1, 2004, from Medstrong International Corporation to Jerry R. Farrar. (Filed herewith.)

31 Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of The

32 Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

  1. Current Report on Form 8-K filed on January 21, 2004, detailing press release dated January 21, 2004 concerning the extension of the warrant expiration date and reduction of the Warrant exercise price

  2. Current Report on Form 8-K filed on January 6, 2004, detailing press release dated January 6, 2004 concerning the acquisition of a Royalty agreement for up to 10% of the gross revenue of the sales of Notox, a natural alcohol detoxicant.

  3. Current Report on Form 8-K filed on January 22, 2004, detailing press release ated January 22, 2004 concerning the acquisition of a 3% Royalty agreement in the gross revenue of the sales of Notox, a natural alcohol detoxicant.

  42. Current Report on Form 8-K filed on March 19, 2004 announcing a best efforts private offering of the Company's common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2003       $   25,000

                           Year ended December 31, 2002       $  113,640

Audit Related Fees:        Year ended December 31, 2003                0

                           Year ended December 31, 2002                0

Tax Fees:                  Year ended December 31, 2003       $        0

                           Year ended December 31, 2002       $   11,942

All Other Fees:            Year ended December 31, 2003                0

                           Year ended December 31, 2002                0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Jerry R. Farrar
                                            ------------------------------------
                                            Jerry R. Farrar
                                            Chief Executive Officer and
                                            Principal Financial Officer
                                            (President, Treasurer and Secretary)

Dated: April 14, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                        Title                    Date


/s/  Jerry R. Farrar             Director, President  and        April 14, 2004
--------------------
Jerry R. Farrar                  Chief Executive Officer


/s/ Joel San Antonio             Chairman of the Board           April 14, 2004
--------------------
Joel San Antonio


/s/  David Scotch                Director                        April 14, 2004
-----------------
David Scotch


/s/ Edward L. Spindel            Director                        April 13, 2004
---------------------
Edward L. Spindel


/s/ Michael R. Spindel           Director                        April 14, 2004
----------------------
Michael R. Spindel


/s/ Michael Salpeter             Director                        April 14, 2004
---------------------------
Michael Salpeter

/s/ Ron Glime
---------------------------
Ron Glime                        Director                        April 14, 2004

--------------------------------------------------------------------------------
Exhibit Number                   Description                            Page
--------------------------------------------------------------------------------
       10.8         Agreement  dated January 6, 2004 between
                    Medstrong  International and A.D. Pharma
                    for  the  purchase  of up to  10% of the
                    gross  revenues of the sale of Notox,  a
                    natural alcohol detoxicant  manufactured
                    by Imperial Gold Hong Kong, Inc.
--------------------------------------------------------------------------------
       10.9         Settlement Agreement, dated November 25,
                    2003,  pertaining  to the  layoff of the
                    Chief Financial Officer
--------------------------------------------------------------------------------
      10.10         First  Amendment to Office Lease,  dated
                    September 30, 2003, by and between Palos
                    Verdes Office Partners,  LLC, ("Lessor")
                    and Medstrong International Corporation
--------------------------------------------------------------------------------
      10.11         Medstrong International Corporation Code
                    of Business Conduct and Ethics
--------------------------------------------------------------------------------
      10.12         License Agreement,  dated April 1, 2004,
                    between     Medstrong      International
                    Corporation and Jerry R.  Farrar/Cargril
                    Acceptance Corporation.
--------------------------------------------------------------------------------
      10.13         Bill of Sale,  dated April 1, 2004, from
                    Medstrong  International  Corporation to
                    Jerry R. Farrar
--------------------------------------------------------------------------------
    Exhibit   31    Certification  of  the  Chief  Executive
                    Officer and Principal  Financial Officer
                    under Section 302 of the Sarbanes  Oxley
                    Act of 2002
--------------------------------------------------------------------------------
    Exhibit 32      Certification of Chief Executive Officer
                    and Principal Financial Officer Pursuant
                    to 18  U.S.C.  Section  1350 as  adopted
                    pursuant   to   Section   906   of   the
                    Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------