Form 10KSB/A
period 2003-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2004-05-06
CIK 1136711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A

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

                                  Common Stock
                                  ------------
                        Warrants to Purchase Common Stock
                        --------------------------------

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


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


The number of shares outstanding the issuer's common stock, $.001 par value, was 32,748,043 as of May 5, 2004 and the number of outstanding Warrants was 4,732,000 as of May 5, 2004.


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


Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ----

                                Table of Contents

PART I

  Item 1.     Description of Business..........................................3
  Item 2.     Description of Property.........................................16
  Item 3.     Legal Proceedings...............................................16
  Item 4.     Submission of Matters to a Vote of Security Holders.............16

PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters........17
  Item 6.     Management's Discussion and Analysis or Plan of Operation.......18
  Item 7.     Index to Financial Statements...................................24
  Item 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................44

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............45
  Item 10.    Executive Compensation..........................................48
  Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................50
  Item 12.    Certain Relationships and Related Transactions..................51
  Item 13.    Exhibits and Reports on Form 8-K................................51
  Item 14.    Principal Accountants Fees and Services.........................53

EXHIBIT INDEX.................................................................55

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


LIQUIDITY AND FINANCIAL RESOURCES

      As of May 5, 2004, the Company had approximately 10 days of cash left to operate. Through December 31, 2003, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,269,000 and has working capital and stockholders' deficiencies of $783,708 and $782,085, respectively, at December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2003, we generated $277,700 in revenues, incurred operating expenses of $1,088,777 and had a net loss of $783,708. As of May 5, 2004, we had approximately $3,000 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

      We will have to obtain significant additional capital to continue development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to develop our proposed Pharmaceutical Development Business and market our services successfully.


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

PHARMA MAY DEPEND ON THIRD PARTIES.

      Pharma may rely entirely on third parties for a variety of functions, including certain functions relating to research, marketing, and sales and regulatory affairs. There can be no assurance that Pharma will be able to establish and maintain any of these relationships on acceptable terms or enter into these arrangements without undue delays or expenditures. Pharma may also rely entirely on Imperial to supply Notox on a timely basis so that it can fill orders. There is no assurance that Imperial will provide such service which could affect our ability to receive our interest in Notox.

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

      In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating
$50,000 are in default as to principal and interest. Amortization of deferred financing costs of $18,725 and interest expense of $20,170 were charged to operations during the year ended December 31, 2003.

      The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares were offered. The price at which the Shares were sold in the Offering was $.25 per Share. Upon expiration of the offering at June 30, 2003, 410,000 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company moved to more efficient quarters and negotiated a new lease effective October 1, 2003, at $2,851.20 per month, saving the Company $5,000 per month compared to the old lease. The Company is obligated under an operating lease for its office space. The future minimum lease payments under the new lease at September 30, 2003, which expires in September 2006, amounts to $99,000. The unpaid balance under the old lease of $13,022 at December 31, 2003 is to be repaid in installments through September 1, 2004.

The CEO has personally guaranteed performance under the lease until he provides a pledge of 200,000 of his shares of the Company's unrestricted common stock. It is his intention to provide this pledge after January 1, 2004. As of May 5, 2004, he has not done so. On September 29, 2003, The Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss.


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

      In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $18,725 and interest expense of $20,170 were charged to operations during the year ended December 31, 2003. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest. Amortization of deferred financing costs of $18,725 and interest expense of $20,170 were charged to operations during the year ended December 31, 2003.

STOCK PRIVATE OFFERING
----------------------

      The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares were offered. The price at which the Shares were sold in the Offering was $.25 per Share. Upon expiration of the offering at June 30, 2003, 410,000 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

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





Liquidity and Financial Resources
---------------------------------

      As of May 5, 2004, the Company had approximately 10 days of cash left to operate. Through December 31, 2003, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,262,597 and has working capital and stockholders' deficiencies of $783,708 and $775,663, respectively, at December 31, 2003. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                       ==========           ==========             ==========               ==========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None



ITEM 8A.  CONTROLS AND PROCEDURES

           The Company's Chief Executive Officer and Chief Financial Officer, Jerry R. Farrar, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Mr. Farrar has within 90 days prior to the filing date of this Annual Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Annual Report. Since his evaluation, no significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

The directors and executive officers of the Company are as follows:

--------------------------------------------------------------------------------
Name                Age                                      Position
--------------------------------------------------------------------------------
Jerry R. Farrar     67     Director, Chief Executive Officer, Chief Financial
                           Officer and President
--------------------------------------------------------------------------------
Joel San Antonio    51     Director and Chairman of the Board
--------------------------------------------------------------------------------
Ronald Glime        59     Director
--------------------------------------------------------------------------------
David Scotch        64     Director
--------------------------------------------------------------------------------
Edward L. Spindel   47     Director
--------------------------------------------------------------------------------
Michael R. Spindel  40     Director
--------------------------------------------------------------------------------
Michael Salpeter    49     Director
--------------------------------------------------------------------------------

JERRY R. FARRAR

         Mr. Farrar, the Company's President, Chief Financial Officer and Chief Executive Officer, has served as a director of the Company since the Company's inception. Mr. Farrar is an executive with extensive background in both the financial services and technology fields. He served as founder and chief strategist from September 1998 to September 2000 for CarsDirect.com, the e-commerce leader of online automobile sales, including finance and insurance services. Mr. Farrar developed and supported critical path strategies resulting in excess of $300 million of pre-IPO funding from the private investment community. He was President and Chief Executive Officer from January 1993 to September 1998 of Financial Technology, Inc., a financial insurance company. He has led five start-up companies in the financial services field. He was appointed to serve on the faculty of the World Auto Congress. He authored the comprehensive History of the Vehicle Service Contract for the White House and has been honored as a finalist in the Ernst and Young and Inc. Magazine entrepreneur of the year awards. He was appointed as Chief Financial Officer by the Board of Directors in December 2003. MedStrong has retained Mr. Farrar under a three-year employment agreement.

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

--------------------------------------------------------------------------------
                                                      Long-term
  Name and Principal   Annual Compensation        Compensation Awards
       Position
--------------------------------------------------------------------------------
                       Salary ($)  Bonus ($)   Securities Underlying Options ($)
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of May 5, 2004. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of
Beneficial Owner           Shares Beneficially Owned (1) (2)      Number Percent
--------------------------------------------------------------------------------
Jerry R. Farrar (3)              2,000,000                            6.11%
Joel San Antonio (4)            13,320,000                           40.67%
Ronald Glime (5)                 1,000,000                            3.05%
Charles Stiene (6)               4,000,000                           12.21%
David Scotch (7)                   360,000                            1.10%
Edward Spindel (8)                 360,000                            1.10%
Michael Spindel (9)                360,000                            1.10%
Michael Salpeter (10)              360,000                            1.10%
All current directors and
executive officers of
MedStrong, as a group           17,760,000                           54.23%
(7 persons)


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2) The number and percentage of shares beneficially owned are based on 32,748,043 shares of common stock issued and outstanding as of April 5, 2004. None of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

(3) Mr. Farrar's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 101, Rancho Palos Verdes, CA 90274.

(4) Shares owned by Mr. San Antonio include an aggregate of 1,000,000 shares held by Mr. San Antonio as custodian for his two minor children and 250,000 shares owned by Mr. San Antonio's wife, of which 250,000 shares Mr. San Antonio disclaims beneficial ownership. Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford St. #203, Stamford, CT 06901.

(5) Mr. Glime's address is c/o MedStrong International Corporation, 500 Silver Spur Road, Suite 101, Rancho Palos Verdes, CA 90274.

(6) Mr. Stiene's address is 119 Sea Cove Road, Northport, NY 11768.

(7) Dr.  Scotch's  address is 34 Ravenwood  Drive,  Weston,  CT 06883.

(8) Dr. Edward Spindel's address is 2996 Belgium Road, Baldwinsville, NY 13027.

(9) Dr. Michael Spindel's address is 5223 Duane Drive, Fayetteville, NY 13066.

(10)Dr. Michael Salpeter's address is  12G Putnam Green, Greenwich, CT 06830.

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

10.8 Agreement dated January 6, 2004 between Medstrong International and A.D. Pharma for the purchase of up to 10% of the gross revenues of the sale of Notox, a natural alcohol detoxicant manufactured by Imperial Gold Hong Kong, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14,
         2004).

10.9 Settlement Agreement, dated November 25, 2003, pertaining to the layoff of the Chief Financial Officer (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.10 First Amendment to Office Lease, dated September 30, 2003, by and between Palos Verdes Office Partners, LLC, ("Lessor") and Medstrong International Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.11 Medstrong International Corporation Code of Business Conduct and Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.12    License Agreement, dated April 1, 2004, between Medstrong International
         Corporation  and  Jerry  R.  Farrar/Cargril   Acceptance   Corporation
         (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.13 Bill of Sale, dated April 1, 2004, from Medstrong International Corporation to Jerry R. Farrar (incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.14 Royalty Agreement dated August 25, 2003 between Medstrong International and Christine Durbak (Filed herewith.)

10.15 Promissory Note between Medstrong International and Michael Barrasso dated January 9, 2004 (3 at $25,000 each). (Filed herewith.)

10.16 Promissory Note between Medstrong International and Sid Patterson dated January 15, 2004. (Filed herewith.)

10.17 Example of Loan Restructuring Agreement between Medstrong International and Note Holders extending terms for one year from December 31, 2003 to December 31, 2004. (Filed herewith.)

31 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.



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

  3. Current Report on Form 8-K filed on January 22, 2004, detailing press release dated January 22, 2004 concerning the acquisition of a 3% Royalty agreement in the gross revenue of the sales of Notox, a natural alcohol detoxicant.

  4. Current Report on Form 8-K filed on March 19, 2004 announcing a best efforts private offering of the Company's common stock.

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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Jerry R. Farrar
                                            ------------------------------------
                                            Jerry R. Farrar
                                            Chief Financial Officer and
                                            Principal Financial Officer
                                            (President, Treasurer and Secretary)

Dated: May 6, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                        Title                    Date


/s/  Jerry R. Farrar             Director, President             May 6, 2004
--------------------             Chief Financial Officer and
Jerry R. Farrar                  Chief Executive Officer


/s/ Joel San Antonio             Chairman of the Board           May 6, 2004
--------------------
Joel San Antonio


/s/  David Scotch                Director                        May 6, 2004
-----------------
David Scotch


/s/ Edward L. Spindel            Director                        May 6, 2004
---------------------
Edward L. Spindel


/s/ Michael R. Spindel           Director                        May 6, 2004
----------------------
Michael R. Spindel


/s/ Michael Salpeter             Director                        May 6, 2004
---------------------------
Michael Salpeter

/s/ Ron Glime
---------------------------
Ron Glime                        Director                        May 6, 2004

--------------------------------------------------------------------------------
Exhibit Number                   Description                            Page
--------------------------------------------------------------------------------

     10.14     Royalty   Agreement  dated  August  25,  2003
               between Medstrong International and Christine
               Durbak

--------------------------------------------------------------------------------

     10.15     Promissory     Note     between     Medstrong
               International   and  Michael  Barrasso  dated
               January 9, 2004 (3 at $25,000 each).

--------------------------------------------------------------------------------

     10.16     Promissory     Note     between     Medstrong
               International and Sid Patterson dated January
               15, 2004.

--------------------------------------------------------------------------------

     10.17     Example  of  Loan   Restructuring   Agreement
               between  Medstrong   International  and  Note
               Holders extending terms for one year from December 31, 2003 to December 31, 2004.

--------------------------------------------------------------------------------

     31 Certification of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

--------------------------------------------------------------------------------

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

--------------------------------------------------------------------------------