Form 10QSB
period 2004-03-31
MEDSTRONG INTERNATIONAL CORP
filed 2004-05-24
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASDHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

            For the transition period from                   to
                                            ----------------     ---------

                        Commission file number 333-57468
                        --------------------------------

                       MedStrong International Corporation
                       -----------------------------------

                 (Name of small business issuer in its charter)

         Delaware                                     95-4855709
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


500 Silver Spur Road, Suite 101,            90274
--------------------------------            -----
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

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,748,043 as of May 21, 2004 and the number of outstanding Warrants was 4,732,000 as of May 21, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

                                Table of Contents

PART I            FINANCIAL INFORMATION

  Item 1.     Financial Statements  ........................................3

  Item 2.     Management's Discussion and Analysis or Plan of Operation....18

  Item 3.     Controls and Procedures......................................24

PART II

  Item 2.     Changes in Securities ... ... ... ... ... ... .... ..........25

  Item 6.     Exhibits and Reports on Form 8-K.............................26

EXHIBIT INDEX..............................................................28

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 MARCH 31, 2004
                                   (Unaudited)


                                    I N D E X

                                                                                                                   Page No.
                                                                                                                   --------


FINANCIAL STATEMENTS:
        Balance Sheets as at March 31, 2004
           and December 31, 2003 (Unaudited) .................................................................       I-2


        Statement of Operations
           For the Three Months Ended March 31, 2004
           and 2003 and Cumulative For the Period From
           May 19, 2000 (Inception) to March 31, 2004 (Unaudited) ............................................       I-3


        Statement of Stockholders' Equity
           For the Three Months Ended March 31, 2004 (Unaudited) .............................................       I-4


        Statements of Cash Flows
           For the Three Months Ended
           March 31, 2004 and 2003 and Cumulative
           For the Period From May 19, 2000 (Inception)
           to March 31, 2004 (Unaudited) .....................................................................       I-5


        Notes to Financial Statements (Unaudited) ............................................................    I-6 - I-13

                                        3

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S

                                                                                       March 31,       December 31,
                                                                                         2004               2003
                                                                                   ---------------    ---------------
                                                                                      (Unaudited)      (Unaudited)
Current assets:
  Cash and cash equivalents                                                           $   18,446        $  24,301
  Accounts receivable                                                                     15,010            1,421
  Prepaid expenses                                                                        12,748           26,368
                                                                                   ---------------    ---------------
       Total current assets                                                               46,204           52,090
                                                                                   ---------------    ---------------

Property and equipment, at cost, less accumulated
  depreciation and amortization of $47,963 and
  $42,576, respectively                                                                   30,554           35,940
                                                                                   ---------------    ---------------

Other assets:
  Investment in                                                                          125,000               -
  Security deposit                                                                         4,277            4,277
  Deferred financing and interest costs                                                   50,081           66,775
                                                                                   ---------------    ---------------
       Total other assets                                                                179,358           71,052
                                                                                   ---------------    ---------------

                                                                                      $  256,116        $ 159,082
                                                                                   ===============    ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current liabilities:
  Notes payable                                                                       $  375,000        $ 283,431
  Due to officer                                                                          75,000               -
  Accounts payable and accrued expenses                                                  603,365          552,367
                                                                                   ---------------    ---------------
       Total current liabilities                                                       1,053,365          835,798
                                                                                   ---------------    ---------------

Long- term liabilities:
  Long-term royalty obligation                                                            52,569           54,161
  Deferred liabilities                                                                    55,324           44,786
                                                                                   ---------------    ---------------
                                                                                         107,893           98,947
                                                                                   ---------------    ---------------

Commitments and contingencies                                                                 -                 -

Stockholders' equity (capital deficiency):
  Common stock - $.001 par value
    Authorized - 75,000,000 shares
    Issued and outstanding - 32,748,043 shares at March 31,
      2004 and 31,898,043 at December 31, 2003                                            32,748           31,898
  Additional paid-in capital                                                           2,504,536        2,455,036
  Deficit accumulated in the development stage                                       ( 3,442,427)     ( 3,262,597)
                                                                                   ---------------    ---------------
       Total stockholders' equity (capital deficiency)                               (   905,143)     (   775,663)
                                                                                   ---------------    ---------------

                                                                                      $  256,115        $ 159,082
                                                                                   ===============    ===============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                       Cumulative
                                                                                                     For the Period
                                                                                                          From
                                                                          For the Three               May 19, 2000
                                                                          Months Ended               (Inception) to
                                                                            March 31,                   March 31,
                                                                   --------------------------      --------------------
                                                                       2004           2003                2004
                                                                   ----------      ----------         ------------
                                                                  (Unaudited)       (Unaudited)         (Unaudited)
Revenues                                                            $ 62,488       $  65,819            $ 402,622

Cost of sales                                                            -             2,545                  430
                                                                   ----------      ----------         ------------

Gross profit                                                          62,488          63,274              402,192

Operating expenses                                                   214,138         266,701            3,449,977
                                                                   ----------      ----------         ------------

Loss from operations                                               ( 151,650)      ( 203,427)         ( 3,047,785)
                                                                   ----------      ----------         ------------

Other income (expenses):
  Interest income                                                      1,970              30                6,482
  Financing costs                                                  (  16,694)       ( 10,000)           ( 305,828)
  Interest expense                                                 (  13,456)       (  7,529)           (  95,296)
                                                                   ----------      ----------         ------------
Total other income (expenses)                                      (  28,180)       ( 17,499)           ( 394,642)
                                                                   ----------      ----------         ------------

Net loss                                                           ($179,830)      ($220,926)         ($3,442,427)
                                                                   ==========      ==========         ============


Per share data:
  Net loss per share - basic and diluted                             ($.01)          ($.01)
                                                                   ==========      ==========


Weighted average shares outstanding -
  basic and diluted                                               32,571,821      31,083,000
                                                                  ===========     ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated         Total
                                                          Common Stock               Additional        in the        Stockholders'
                                                  ------------------------------      Paid-in       Development         Capital
                                                    Shares            Amount            Capital          Stage          Deficiency
                                                  ----------        ---------        ----------      ------------       ----------

Balance at December 31, 2003                      31,898,043         $31,898        $2,455,036      ($3,262,597)       ($775,663)

Proceeds from sale of common stock                   500,000             500            49,500                 -           50,000

Exercise of stock option                             350,000             350                 -                 -              350

Net loss                                               -                  -                 -       (    179,830)      (  179,830)
                                                  ----------         ---------       ----------      ------------       ----------

Balance at March 31, 2004                         32,748,043         $32,748        $2,504,536       ($3,442,427)      ( $905,143)
                                                  ============       =========      ===========      ============       ==========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                              For the Period
                                                                    For the three                  From
                                                                     Months Ended              May 19, 2000
                                                                       March 31               (inception) to
                                                                 2004             2002        March 31, 2004
                                                             ----------       ----------      --------------
                                                             (Unaudited)      (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                                   ($179,830)       ($220,926)       ($3,442,427)
                                                             ----------       ----------       ------------
  Adjustments to reconcile net loss to net
       cash used in operating activities:
    Common stock issued for services rendered                       -                -             132,100
    Compensatory element of noteholders' purchase rights            -                -             270,013
    Compensatory element of stock options                           -                -             211,650
    Deferred interest on royalty obligation                         -                -               4,161
    Amortization of deferred financing costs                    16,694           10,000             76,594
    Depreciation of property and equipment                       5,387            7,160             67,131
    Deferred liabilities                                        10,538           20,298             55,324
    Deferred costs                                                  -          (  1,802)            11,335
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable                                    (  13,589)        (   452)         (   15,010)
      Prepaid expenses                                          13,620         (15,248)         (   12,748)
      Security deposit                                              -                -          (    4,277)
      Accounts payable and accrued expenses                     50,998           66,040            595,865
                                                             ----------       ----------       ------------
  Total adjustments                                             83,648           85,996          1,392,138
                                                             ----------       ----------       ------------

Net cash provided by (used in) operating activities          (  96,182)        (134,930)       ( 2,050,289)
                                                             ----------       ----------       ------------

Cash flows used in investing activities:
  Investment in royalty license                              ( 125,000)              -          (  125,000)
  Purchase of property and equipment                                -          ( 16,758)        (   74,899)
                                                             ----------       ----------       ------------
                                                             ( 125,000)        ( 16,758)        (  199,899)
                                                             ----------       ----------       ------------
Cash flows from financing activities:
  Deferring costs and fees                                          -                -          (  326,980)
  Proceeds from notes payable and royalty obligation           100,000          170,000            844,950
  Payments of notes payable and royalty obligation           (  10,023)              -          (  396,542)
  Proceeds from issuance of common stock                        50,350              -            2,160,887
  Equipment loans                                                   -                -          (   32,481)
  Payments of financing costs                                       -          ( 14,500)        (   56,200)
  Due to stockholder                                            75,000               -              75,000
                                                             ----------       ----------       ------------
Net cash provided by (used in) financing activities            215,327          155,500          2,268,634
                                                             ----------       ----------       ------------

Net increase (decrease) in cash and cash equivalents         (   5,855)           3,812             18,446

Cash and cash equivalents at beginning of period                24,301           32,675                -
                                                             ----------       ----------       ------------

Cash and cash equivalents at end of period                    $ 18,446         $ 36,487          $  18,446
                                                             ==========       ==========       ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $  7,655         $  8,529          $  39,966
                                                             ==========       ==========       ============
    Income taxes                                              $    -           $    -            $     -
                                                             ==========       ==========       ============

Schedule of Noncash Operating, Investing and Financing Activities:
  Common stock issued for services rendered                   $    -           $    -           $  132,100
                                                             ==========       ==========       ============
  Deferred financing and offering costs                       $    -           $    -           $  249,689
                                                             ==========       ==========       ============
  Fair value of purchase rights issued                        $    -           $    -           $  351,498
                                                             ==========       ==========       ============
  Compensatory element of stock options                       $    -           $    -           $  221,650
                                                             ==========       ==========       ============
  Note payable converted to common stock                      $    -           $    -           $   25,000
                                                             ==========       ==========       ============
  Equipment financed                                          $    -           $    -           $   34,120
                                                             ==========       ==========       ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE 1 -  PLAN OF ORGANIZATION.

(a)  Organization and Presentation of Financial Statements:

          MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2003, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Medical Records Business has generated gross receipts, but has never been profitable. Management does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license our medical records applications to our current Chief Executive Officer. The Company has incurred losses since inception aggregating $3,442,427 and has working capital and stockholders' deficiencies of $1,007,162 and $905,143, respectively, at March 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. This Plan includes, among other things, the licensing of its Medical Records Business, the continued development of commercial applications of its proprietary software, and the royalty income from the sale of an anti-hangover product within the United States. Since inception, the Company has relied upon the sale of its equity securities through private placements and through an initial offering to the public and notes to finance its operations.

          The Company filed its prospectus on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The Company sold 4,302,000 units to the public under this public offering. The placement agent received 10% of the gross proceeds from the offering plus certain warrants and reimbursement of expenses. Through March 31, 2004, the Company has received net proceeds of $1,833,907 from the sale of its equity securities and $794,950 in proceeds from the issuance of notes payable of which $375,000 remains outstanding at March 31, 2004. In February 2004, the Company commenced a private offering of up to 10,000,000 shares of its common stock to accredited investors at $0.10 per share. Through May 15, 2004, one investor purchased 1,000,000 common shares for $50,000. In January 2004, the Company sold four, sixty day, 15% interest bearing $25,000 notes to two individuals. At May 15, 2004, the Company is in default of these notes and three other notes aggregating $50,000 payable to a former member of the Company's Medical Advisory Board.

(b)  Principal Business Activity:

          Effective April 1, 2004, Medstrong licensed, on an exclusive basis, the medical information field (the "Licensed Field") applications of our proprietary software to our Chief Executive Officer and President, Jerry R. Farrar, for a $65,000 up-front payment and continuing license fees and sold certain furniture and equipment to Mr. Farrar for $10,000. Mr. Farrar paid the $75,000 on March 31, 2004 prior to the Board's approval of the license and asset sale as an advance for the Company's working capital needs. The advance is classified as a current liability in the accompanying financial statements. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. We believe that Mr. Farrar will develop our medical information business in a manner to benefit us substantially. Our Board of Directors determined that it would be a more effective business strategy for us to focus our capital resources on our software applications in the Retained Field and on our proposed pharmaceutical development business.

          MedStrong entered into an agreement with A.D. Pharma, Inc., a Florida corporation, ("Pharma") on January 6, 2004 (the "Agreement"). MedStrong was entitled to acquire from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the Agreement (the "Initial Term"). The consideration to be paid to Pharma by MedStrong is a total of $250,000 for the entire 10%. MedStrong paid Pharma $125,000 in the current quarter for 5% of gross proceeds from Notox. To acquire the additional 5% of gross proceeds from Notox, MedStrong was required to pay Pharma an additional $50,000 by March 13, 2004 and $75,000 by April 12, 2004. These payments were not made. Under the Agreement, MedStrong agreed to receive the royalty interest over the period of the Initial Term based on the assumption that the revenues received by Pharma from the sale of Notox exceeds $500,000 during the first year of the Initial Term and $1,000,000 during each of the succeeding 4 years. If Pharma does not meet these milestones, MedStrong will be entitled to receive the royalty interest for one additional year beyond the Initial Term. In addition, Pharma may repurchase MedStrong's entire 5% royalty interest in Notox, for $2,500,000. On April 8, 2004, the Company received notice from Pharma that its royalty interest for the first quarter of calendar 2004 is $146.


NOTE 2 -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

(a)  Basis of Presentation:

          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)  Revenue Recognition:

          Through March 31, 2004, the Company had minimal revenues and was in the development stage. The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Membership fees will be earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

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

(h)  Recently Issued Accounting Pronouncements:

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all required disclosures under SFAS No. 123. In December 2003 the FASB issued Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity. In April 2003, the FASB issued SFAS No. 149 which amends and clarifies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity. Management believes the adoption of these pronouncements will not have a material impact on the Company.

(i)  Prepaid Expenses and Other Current Assets:

          Prepaid expenses and other current assets are comprised of the following:


                                March 31, 2004              December 31, 2003
                               ----------------             -----------------
Prepaid insurance                   $ 2,748                       $16,368
Assets held for resale               10,000                        10,000
                               ----------------             -----------------
                                    $12,748                       $26,368
                               ================             =================

(j)  Advertising Costs:

          The Company expenses advertising costs as incurred. Advertising expense was $4,000, $4,170 and $103,162 for the quarters ended March 31, 2004 and 2003 and for the period from May 19, 2000 (Inception) to March 31, 2004, respectively.


NOTE 3 -  PROPERTY AND EQUIPMENT.

          Property and equipment are as follows:


                                   March 31, 2004              December 31, 2003
                                 -----------------             -----------------
Office equipment                       $53,841                       $53,841
Computer and software                   24,675                        24,675
                                 -----------------             -----------------
                                        78,516                        78,516
Less:  Accumulated depreciation
         and amortization               47,963                        42,576
                                 -----------------             -----------------
                                       $30,553                       $35,940
                                 =================             =================

          On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The accompanying financial statements reflect this transaction in other current assets under the caption assets held for resale. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 was charged to operations in fiscal 2003.


NOTE 4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

          Accounts payable and accrued expenses are comprised of the following:


                                    March 31, 2004             December 31, 2003
                                   -----------------           -----------------
Professional fees                    $  335,211                  $  357,976
Consulting fees                           2,559                       7,509
Advertising                              13,369                      13,369
Interest                                 10,801                       5,055
Salary and Payroll Taxes                138,254                      84,548
Rent                                     11,576                      13,022
Sundry operating expenses                91,596                      70,888
                                   -----------------           -----------------

                                     $  603,366                  $  552,367
                                 =================             =================


NOTE 5 -  LOAN PAYABLE - EQUIPMENT.

          In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in 2002.

          In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note that was paid in January 2004.

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

          During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, a placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence anew and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $16,694 was charged to operations in the current period and $18,725 was charged to operations in 2003. Interest expense of $38,895 was charged to operations in the year ended December 31, 2003. One note holder had previously extended his original notes due dates to March 17, 2004 and did not execute a restructuring agreement. His notes which in the aggregate amount to $50,000 are in default as to principal and interest.

          On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. At March 31, 2004, interest accrued in the amount of $2,527 was charged to interest expense. The notes contain a default penalty of $200 each, payable at the end of each month that the notes are in default. At May 21, 2004, the notes were not paid and were in default.

          On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. At March 31, 2004, interest accrued in the amount of $781 was charged to interest expense. The note contains a default penalty of $200, payable at the end of each month that the note is in default. At May 21, 2004, the Note was not paid and was in default.

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

          The Board of Directors determined to license to its current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all other applications of its software. Mr. Farrar advanced the Company the $75,000 for the property assets and license fee on March 31, 2004 and such advance is included in the financial statements as due to related party. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement is effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

          The Board of Directors issued 730,000 non qualified stock options to members of the Company's Medical Advisory Board. One grantee exercised 120,000 options immediately. The fair value of the options at the time of grant, as determined by the Black-Scholes option pricing model, of $152,500 was charged to operations as compensation for these members services.

          On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable. These four customers remitted $8,681 to the Company from January 1, 2004 to March 31, 2004 of which $7,089 was charged to interest expense and $1,592 was recorded as a reduction of principal. At March 31, 2004, the Company had not remitted $5,026 of these receipts to this stockholder.


NOTE 8 -  DEFERRED RENT.

          The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense charged to operations differs with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. During fiscal 2003, the Company renegotiated the lease with its landlord which resulted in reduced space and reduced rent. The unpaid balance under the old lease of $13,022 at December 31, 2003 is to be repaid in installments through September 1, 2004. During the quarter ended March 31, 2004, $1,544 was paid on the unpaid balance.

NOTE 9 -  EMPLOYMENT AGREEMENT.

          On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. Effective with the licensing of the Medical Records Business to this individual on April 1, 2004, the employment agreement was terminated. At March 31, 2004, the CEO is owed $99,375 for unpaid salary under the agreement.

          On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provided for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2003.

          On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operations. She will remain as a consultant to the Company. In the event of her termination as a consultant, the Company agreed to a sixty day contract severance fee and ninety days of paid health insurance. Ms. Farrar and Jerry R. Farrar, CEO, were formally married and are now divorced. At March 31, 2004 and December 31, 2003, Ms Farrar was owed $2,109 for her consulting services.


NOTE 10 - INCOME TAXES.

          At March 31, 2004, the Company had a net operating loss carryforward amounting to approximately $3,442,000 available to reduce future taxable income expiring through the year 2023. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,170,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                       Cumulative
                                                                                     For the Period
                                                                                   From May 19, 2000
                                          For the Thrre Months Ended                 (Inception) to
                                  March 31, 2004           March 31, 2003            March 31, 2004
                                  --------------           --------------            --------------
Loss before  income taxes        ($  179,830)             ($  220,926)             ($3,442,427)
                                 ============             ============             ============

Computed tax benefit at
  statutory rate                 (    61,000) (34.0%)     (    75,000) (34.0%)     ( 1,170,000) (34.0%)

Net operating loss
  valuation reserve                   61,000   34.0%           75,000   34.0%        1,170,000   34.0%
                                 ------------ ------      ------------ ------      ------------ ------

Total tax benefits                $     -        - %       $     -        - %       $     -        - %
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

(b)  Initial Sale of The Company's Securities to the Public:

          The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its placement agent on a best efforts basis, up to 8,000,000 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The placement agent's compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 1,600,000 shares of common stock at $0.75 per share and reimbursement of expenses. The Company deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 4,302,000 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 4,302,000 units.

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

(e)  Private Placements:

          The Company commenced the sale of up to 20,000,000 shares of its common stock in May 2003 at $0.25 per share through a private placement to accredited investors. Prior to the offering's termination on June 30, 2003, the Company sold 410,043 of its common shares for $92,187 (net of placement agent's fees of $10,325).

          In February 2004, the Company commenced an equity private placement to accredited investors. Through April 21, 2004, one individual purchased 500,000 common shares for $50,000.

(f)  Stock Options:

          The stockholders on August 12, 2003 ratified an increase of 2,000,000 shares eligible to be issued under the Company's qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company's Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities' fair value on the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 120,000 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally on April 25, 2003, the Board issued 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

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

         Presented below is a summary of the status of the outstanding stock options:

                                                  For the Three Months Ended March 31,
                                                    2004                     2003
                                        --------------------------  --------------------------
                                                        Weighted                  Weighted
                                                         Average                   Average
                                                        Exercise                  Exercise
                                          Shares           Price        Shares       Price
                                        ---------       ---------      ---------  ---------
Options outstanding at beginning               -           $ -                     $   -
Granted                                 1,490,000     0.001 to0.25          -          -
Expired                                        -           0.25
Exercised                              ( 350,000)        ( 0.00)            -          -
                                        ---------       ---------      ---------  ---------

Options outstanding at end              1,140,000         $0.25             -      $   -
                                        =========       =========      =========  =========

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

(a)  Leases:

          The Company is obligated under an operating lease for its office space. The Company negotiated a new lease effective October 1, 2003. Rent expense amounted to $88,769, $88,533 and $258,720 for the years ended December 31, 2003 and 2002 and from May 19, 2000 (inception) to December 31, 2003, respectively. The future minimum lease payments under the lease at March 31, 2004, which expires in September 2006, amounts to $26,000 in 2004, $35,000 in 2005, and $ 27,000 in 2006.

          The CEO has personally guaranteed performance under the lease until he provides a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. It is his intention to provide this pledge after January 1, 2004. As of May 21, 2004, he has not done so. On September 29, 2003, the Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION


FORWARD-LOOKING STATEMENTS

     Except for the historical information contained in this Quarterly Report, the matters discussed below or elsewhere in this Quarterly Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company", "MedStrong", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, regulatory or legal changes affecting the Company's business, or (c) ability to secure necessary capital for general operating or expansion purposes. Additionally, commencing April 1, 2004 the Company licensed its medical records business (the only source of revenues to date) to its CEO. Although the Company is entitled to future royalty revenues there can be no assurance that the CEO will be able to generate sufficient revenues in his business in order to generate royalty revenues to the Company. Any royalties received under this license may not be sufficient to meet the Company's expenses and obligations as they become due. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary management team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and (e) the success of those opportunities in the marketplace.

PLAN OF OPERATION

BACKGROUND

     MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 70,000,000 shares of common stock, each with a par value of $.001. At March 31, 2004, 32,748,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRGW respectively.


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

PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

     With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative source of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices ("Business Partner") by providing them with capital and guidance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive or its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products, receiving payment of royalties and other contractual rights ("royalties" or "royalty payments"). MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

     Currently, MedStrong has acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. It is reported that research appears to demonstrate that Notox helps restore motor skills and significantly helped reduce memory impairment caused by alcohol intoxication. Additionally, it appears to assists in protecting vital organs from the damaging effects of alcohol when taken preventively. Notox is composed of Ginseng and Orange extract, which appears to act as a synergistic catalyst. Together they appear to help to stimulate carbohydrate metabolism in the liver, by activating alcohol dehydrogenase and aldehyde dehydrogenase, which converts alcohol into non-toxic acetic acid. Product descriptions indicate that a recommended dosage of one or two capsules of Notox taken 30 to 45 minutes before alcohol consumption usually will prevent intoxication.

     MedStrong entered into an agreement with A.D. Pharma, Inc., a Florida corporation, ("Pharma") on January 6, 2004 (the "Agreement"). MedStrong acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the Agreement (the "Initial Term"). The consideration to be paid to Pharma by MedStrong is a total of $250,000 for the entire 10%. MedStrong has already paid Pharma $125,000 for 5% of gross proceeds from Notox. Medstrong was entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 on March 13, 2004 for 2% and $75,000 on April 12, 2004 for 3%. These payments were not made. Under the Agreement, MedStrong agreed to receive the royalty interest over the period of the Initial Term based on the assumption that the revenues received by Pharma from the sale of Notox exceeds $500,000 during the first year of the Initial Term and $1,000,000 during each of the succeeding 4 years. If Pharma does not meet these milestones, MedStrong will be entitled to receive the royalty interest for one additional year beyond the Initial Term. In addition, Pharma may repurchase MedStrong's entire royalty interest for $2,500,000.

     MedStrong's transaction with Pharma is dependent on Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma has entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. The initial term of the agreement ends on December 15, 2006 and is automatically renewed, unless 90 days prior written notice is given by either party to terminate. In addition, with 60 days prior written notice Imperial may terminate the agreement if Pharma fails to generate its minimum product sales for 2004, and for the subsequent year. If Imperial terminates the agreement with Pharma, Pharma will no longer have rights to sell Notox, and therefore, the Company will no longer receive payments with respect to Notox.

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

     In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all of the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $16,694 and interest expense of $5,801 were charged to operations during the three months ended March 31, 2004. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest.

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

     The net proceeds of the Offering were used by the Company for general corporate purposes, including the expansion of its then current line of business.

     In February 2004, the Company commenced an equity private placement to accredited investors. Through May 20, 2004, one individual purchased 500,000 common shares for $50,000.

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


RECENT DEVELOPMENTS

PHARMACEUTICAL DEVELOPMENT BUSINESS
-----------------------------------

GENERAL

     With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. The board of directors of MedStrong have determined that the Company's business model be re-evaluated to address these concerns by engaging in a separate business in the health related area. Therefore, the Company intends to use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices by providing them with capital and other assistance to develop such drugs or devices ("Pharmaceutical Development Business"). MedStrong intends to provide its Business Partners with capital, technology assistance and relevant medical industry contacts and consultants. MedStrong intends that it will derive compensation for its services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the Business Partner from its products. MedStrong intends that the royalty payments that it may receive will be tied to the gross sales of a specific medical device or drug that MedStrong identifies and will not correlate to the amount of funds that MedStrong will provide to the Business Partner. MedStrong intends to specify the use of the funds it will contribute to the Business Partner. MedStrong also intends to release funds based on the completion of certain milestones in the development or marketing of the drug or medical device, as monitored by MedStrong. MedStrong will require from the Business Partner periodic reports and statements on the status of the development of the specific product. An agreement will be individually negotiated with each Business Partner, and therefore, specific terms may be different in each relationship. MedStrong's intended ventures with Business Partners will provide MedStrong with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

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

There were certain conditions precedent and due diligence prior to any closing and the closing date was scheduled not later than March 15, 2004. At May 20, 2004, no action was taken to close or finalize this agreement and the Letter of intent has expired.



Liquidity and Financial Resources
---------------------------------

     As of May 20, 2004, the Company had approximately 10 days of cash left to operate. Through March 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,442,427 and has working capital and stockholders' deficiencies of $1,007,162 and $905,143, respectively, at March 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At March 31, 2004, the Company was indebted to the CEO in the amount of $87,500 plus payroll taxes thereon and the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses.

     To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through May 15, 2004, one individual purchased 500,000 common shares for $50,000. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities.


(c)      Sales of Unregistered Securities.

                                                                                              Total Offering
                                                                           Principal        Price/Underwriting
          Date                  Title and Amount          Purchaser       Underwriter            Discounts
          ----                  ----------------          ---------       -----------            ---------
                           Promissory Note --
                           $25,000 Principal           Private
January  9, 2004           Amount                      Investor         NA                $25,000/NA

                           Promissory Note --
                           $25,000 Principal           Private
January 9,  2004           Amount                      Investor         NA                $25,000/NA

                           Promissory Note --
                           $25,000 Principal           Private
January 9,  2004           Amount                      Investor         NA                $25,000/NA

                           Promissory Note --
                           $25,000 Principal           Private
January 15, 2004           Amount                      Investor         NA                $25,000/NA

                           350,000 shares of
                           common stock upon
January 17, 2004           exercise of option          Consultant       NA                $.001 per share/NA

                           500,000 shares of           Private
February 13, 2004          common stock                Investor         NA                $.10 per share/NA

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


31 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.


(b) Reports on Form 8-K

1. Current Report on Form 8-K filed on January 21, 2004, detailing press release dated January 21, 2004 concerning the extension of the warrant expiration date and reduction of the Warrant exercise price.


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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Jerry R. Farrar
                                            ------------------------------------
                                            Jerry R. Farrar
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (President, Treasurer and Secretary)
Dated: May 24, 2004

EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit Number                   Description                            Page
--------------------------------------------------------------------------------

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