Form 10QSB
period 2004-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2004-08-23
CIK 1136711

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004


                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to _______

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

The number of outstanding common shares, par value $.001 at August 19, 2004 was 32,748,043 and the number of outstanding warrants to acquire common shares at August 19, 2004 was 4,732,000.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X

                                                                                                                   Page No.
                                                                                                                   --------
        Balance Sheets as at June 30, 2004 and December 31, 2003 .............................................        3

        Statement of Operations
           For the Three Months Ended June 30, 2004 and 2003,
           For the Six Months Ended June 30, 2004 and 2003 and
           Cumulative For the Period From May 19, 2000
           (Inception) to June 30, 2004 ......................................................................        4

        Statement of Stockholders' Capital Deficiency
           For the Six Months Ended June 30, 2004 ............................................................        5

        Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2003 and
           Cumulative For the Period From May 19, 2000
           (Inception) to June 30, 2004 ......................................................................       6-7

        Notes to Financial Statements ........................................................................      8-20

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ...............................................................     21- 27

ITEM 3.  CONTROLS AND PROCEDURES..............................................................................       27

                                                          PART II

ITEM 2.  CHANGES IN SECURITIES................................................................................        28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................        28

SIGNATURES ...................................................................................................        29

EXHIBITS   ...................................................................................................     30-32

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S
                                                                    June 30,      December 31,
                                                                       2004          2003
                                                                   -----------    -----------
                                                                   (Unaudited)    (Unaudited)
Current assets:
  Cash and cash equivalents                                        $     5,859    $    24,301
  Accounts receivable                                                    4,563          1,421
  Prepaid expenses                                                         567         26,368
                                                                   -----------    -----------
        Total current assets                                            10,989         52,090
                                                                   -----------    -----------

Property and equipment - at cost, less accumulated
  depreciation and amortization of $48,561 and
  $42,576, respectively                                                 29,955         35,940
                                                                   -----------    -----------

Other assets:
  Security deposit                                                          --          4,277
  Deferred financing and interest costs                                 33,387         66,775
                                                                   -----------    -----------
        Total other assets                                              33,387         71,052
                                                                   -----------    -----------

                                                                   $    74,331    $   159,082
                                                                   ===========    ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                    $   375,000    $   283,431
  Accounts payable and accrued expenses                                341,924        552,367
                                                                   -----------    -----------
        Total current liabilities                                      716,924        835,798
                                                                   -----------    -----------

Long-term liabilities:
  Long-term royalty obligation                                          54,161         54,161
  Deferred revenues and rent                                            86,112         44,786
                                                                   -----------    -----------
                                                                       140,273         98,947
                                                                   -----------    -----------
Commitments and contingencies                                               --             --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,798,043 shares
      at June 30, 2004 and 31,898,023
      shares at December 31, 2002                                       32,798         31,898
  Additional paid-in capital                                         2,509,486      2,455,036
  Deficit accumulated in the development stage                      (3,325,150)    (3,262,597)
                                                                   -----------    -----------
        Total stockholders' capital deficiency                        (782,866)      (775,663)
                                                                   -----------    -----------

                                                                   $    74,331    $   159,082
                                                                   ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                   For the Three                    For the Six                Cumulative
                                                   Months Ended                     Months Ended             For the Period
                                                     June 30,                        June 30,               From May 19, 2000
                                           ----------------------------    ----------------------------       (Inception) to
                                                2004            2003            2004            2003         June 30, 2004
                                           ------------    ------------    ------------    ------------     -----------------
Revenues:
  Sales                                    $     28,618    $     72,133    $     91,106    $    137,952         $    431,240
  Royalties                                       9,980              --           9,980              --                9,980
                                           ------------    ------------    ------------    ------------         ------------
Total revenues                                   38,598          72,133         101,086         137,952              441,220
                                           ------------    ------------    ------------    ------------         ------------

Costs and expenses:
  Cost of sales                                      --              --              --              --                  430
  Selling, general and administrative            48,872         455,421         263,010         724,667            3,498,849
  Investment loss                               125,000              --         125,000              --              125,000
                                           ------------    ------------    ------------    ------------         ------------
Operating expenses                              173,872         455,421         388,010         724,667            3,624,279
                                           ------------    ------------    ------------    ------------         ------------

Loss from operations                           (135,274)       (383,288)       (286,924)       (586,715)          (3,183,059)
                                           ------------    ------------    ------------    ------------         ------------

Other income (expenses):
  Interest income                                    --               6           1,970              32                6,482
  Financing costs                               (16,694)        (12,081)        (33,388)        (22,081)            (322,522)
  Interest expense                               (9,129)        (11,648)        (22,585)        (19,179)            (104,425)
                                           ------------    ------------    ------------    ------------         ------------
Total other income (expenses)                   (25,823)        (23,723)        (54,003)        (41,228)            (420,465)
                                           ------------    ------------    ------------    ------------         ------------

Loss before extraordinary item                 (161,097)       (407,011)       (340,927)       (627,943)          (3,603,524)

Extraordinary item - forgiveness of debt        278,374              --         278,374              --              218,374
                                           ------------    ------------    ------------    ------------         ------------

Net income (loss)                          $    117,277    ($   407,011)   ($    62,553)   ($   627,943)        ($ 3,385,150)
                                           ============    ============    ============    ============         ============

Per share data - basic and diluted:
  Income (loss) before extaordinary item   ($      0.00)   ($      0.01)   ($      0.01)   ($      0.02)
  Extraordinary item                               0.00           (0.00)           0.01           (0.00)
                                           ------------    ------------    ------------    ------------
  Net income (loss) per share              ($      0.00)   ($      0.01)   ($      0.00)   ($      0.02)
                                           ============    ============    ============    ============

Weighted average shares
  outstanding - basic and diluted            32,755,185      31,294,742      32,663,523      31,226,371
                                           ============    ============    ============    ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) CUMULATIVE FOR THE PERIOD FROM MAY 19, 2000 (INCEPTION) TO JUNE 30, 2004

                                                                                           Deficit                        Total
                                                                                         Accumulated                   Stockholders'
                                                                           Additional      in the         Stock           Equity
                                                 Common Stock               Paid-in      Development   Subscriptions     (Capital
                                                    Shares       Value      Capital         Stage       Receivable      Deficiency)
                                                    ------       -----      -------         -----       ----------      -----------
Common stock issued to
  and subscribed to by founders                   26,000,000   $ 26,000   $        --    $        --    ($   26,000)   $        --
Fair value of purchase rights issued
  in private placement                                                         14,700                                       14,700
Net loss                                                  --         --            --        (79,157)            --        (79,157)
                                                  ----------   --------   -----------    -----------    -----------      ----------
Balance at December 31, 2000                      26,000,000     26,000        14,700        (79,157)       (26,000)       (64,457)
Payments of stock subscriptions                           --         --            --             --         26,000         26,000
Exercise of stock rights by note holders             365,000        365         3,285             --             --          3,650
Common stock issued to
  medical advisory board                             200,000        200            --             --             --            200
Common stock sold in connection
  with public offering                             4,302,000      4,302     2,146,698             --                     2,151,000
Costs and fees associated
  with issuance of common stock                           --         --      (537,491)            --             --       (537,491)
Fair market value of purchase rights
  to be issued in private placement                       --         --       251,288             --             --        251,288
Net loss                                                  --         --            --     (1,151,807)            --     (1,151,807)
                                                  ----------   --------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                      30,867,000     30,867     1,878,480     (1,230,964)            --        678,383
Exercise of stock rights by note holders             115,000        115         1,035             --             --          1,150
Common stock issued for services rendered            176,000        176       108,174             --             --        108,350
Net loss                                                  --         --            --     (1,147,650)            --     (1,147,650)
                                                  ----------   --------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                      31,158,000     31,158     1,987,689     (2,378,614)            --       (359,767)
Sale of common stock                                 410,043        410        91,777                                       92,187
Exercise of stock option                             120,000        120        29,880                                       30,000
Conversion of note payable into common stock         100,000        100        24,900                                       25,000
Issuance of common stock for services rendered       110,000        110        23,640                                       23,750
Compensatory element of stock option grants                                   211,650                                      211,650
Compensatory element of stock purchas rights                                   85,500                                       85,500
Net loss                                                  --         --            --       (883,983)            --       (883,983)
                                                  ----------   --------   -----------    -----------    -----------    -----------
Balance at December 31, 2003                      31,898,043     31,898     2,455,036     (3,262,597)            --       (775,663)
Proceeds from sale of common stock                   550,000        550        54,450                                       55,000
Exercise of stock option                             350,000        350                                                        350
Net loss                                                  --         --            --        (62,553)            --        (62,553)
                                                  ----------   --------   -----------    -----------    -----------    -----------
                                                  32,798,043   $ 32,798   $ 2,509,486    ($3,325,150)   $        --    ($  782,866)
                                                  ==========   ========   ===========    ===========    ===========    ===========


                       See notes to Financial Statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Cumulative
                                                               For the Six          For the Period
                                                               Months Ended        From May 19, 2000
                                                                 June 30,            (Inception) to
                                                       --------------------------    -------------
                                                           2004           2003       June 30, 2004
                                                       -----------    -----------    -------------
Cash flows from operating activities:
  Net loss                                             ($   62,553)   ($  627,943)   ($3,300,150)
                                                       -----------    -----------    -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of stock options                       --        152,500        211,650
    Compensatory element of
      noteholders purchase rights                               --             --        270,013
    Amortization of deferred financing costs                33,388         24,253         93,288
    Depreciation of property and equipment                   5,985         13,428         67,729
    Common stock issued for services                            --             --        132,100
    Deferred interest on royalty obligation                                                4,161
    Deferred rent                                             (198)          (159)            --
    Deferred revenue                                        41,524         23,934         86,112
    Deferred charges                                            --            117             --
    Loss on abondonment of assets                                                         11,335
    Forgiveness of indebtedness                           (278,374)                     (278,374)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                   (3,142)       (30,826)        (4,563)
      Prepaid expenses and other current assets             25,801        (65,372)          (567)
      Security deposit                                       4,277         44,196             --
      Accounts payable and accrued expenses                 69,543        158,343        594,390
                                                       -----------    -----------    -----------
  Total adjustments                                       (101,196)       320,414      1,187,274
                                                       -----------    -----------    -----------

Net cash used in operating activities                     (163,749)      (307,529)    (2,112,876)
                                                       -----------    -----------    -----------

Cash flows used in investing activities:
  Purchase of property and equipment                            --        (21,521)       (74,899)
                                                       -----------    -----------    -----------

Cash flows provided by financing activities:
  Proceeds from notes and royalty obligations              100,000        195,000        844,950
  Payments of notes payable                                (10,023)            --       (396,542)
  Proceeds from issuance of common stock                    55,350        132,438      2,165,887
  Equipment loans                                               --             --        (32,481)
  Payments of financing costs                                   --        (14,500)       (56,200)
  Offering costs and fees                                       --        (10,251)      (326,980)
  Proceeds from sale of license to stockholder                  --             --             --
                                                       -----------    -----------    -----------
Net cash provided by financing activities                  145,327        302,687      2,198,634
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents       (18,422)       (26,363)        10,859

Cash and cash equivalents at beginning of period            24,301         32,675             --
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of period             $     5,879    $     6,312    $    10,859
                                                       ===========    ===========    ===========

                      See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



                                                               For the Six           Cumulative
                                                              Months Ended         For the Period
                                                                 June 30,         From May 19, 2000
                                                       --------------------------   (Inception) to
                                                           2004           2003      June 30, 2004
                                                       -----------    -----------   -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                           $     7,655    $     8,529    $    39,966
                                                       ===========    ===========    ===========

    Income taxes                                       $        --    $        --    $        --
                                                       ===========    ===========    ===========


Schedule of Noncash Operating, Investing and Financing Activities:

  Deferred financing and offering costs                $        --    $        --    $   249,689
                                                       ===========    ===========    ===========
  Note payable converted to common stock               $        --    $        --    $    25,000
                                                       ===========    ===========    ===========
  Fair value of purchase rights
    issued in private placements                       $        --    $        --    $   351,498
                                                       ===========    ===========    ===========
  Compensatory element of stock options                $        --    $        --    $   211,650
                                                       ===========    ===========    ===========
  Common stock issued for services                     $        --    $        --    $   132,100
                                                       ===========    ===========    ===========
  Equipment financed                                   $        --    $        --    $    34,120
                                                       ===========    ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


NOTE  1  -  PLAN OF ORGANIZATION.


            (a) Organization and Presentation of Financial Statements:

                     MedStrong International Corporation (the "Company") was
            incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2004, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,325,150 and has working capital and stockholders' deficiencies of $705,935 and $782,866, respectively, at June 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     Management's efforts had been directed toward the
            development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong has approximately $1,750,000 invested in its Medical Records Business. At the present time, the only memberships that have been contracted have been through wholesale offerings. To date, few of the memberships have been renewed. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

                     The related license agreement (the "License Agreement")
            between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. The $65,000 up front fee has been deferred and will be recognized in revenues over the period management estimates the Minimum Royalty will be earned of three years. During the three and six months ended June 30, 2004, amortization of deferred royalties included in the results of operations was $5,417. Once the Licensee has paid the Minimum Royalty, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

            (b) Principal Business Activity:

                     With the sale of our medical records business, our Board of
            Directors has determined that our business model should be re-evaluated to either continue to engage in a business in the health related area, where we have made one investment and which would involve business ventures with companies developing therapeutic products and devices, or, alternatively, if we do not make progress in the pharmaceutical development business, not to continue in that business and to identify and acquire another business, not necessarily in the pharmaceutical area, through a business combination.

            Pharmaceutical Development Business

                     With the healthcare industry experiencing pressures to
            accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. Therefore, we may use a portion of the funds raised in our current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) therapeutic products and devices by providing them with capital and guidance to develop such therapeutic products or devices. We would intend to provide our potential business partners with capital, technology assistance and relevant medical industry contacts and consultants. We would derive compensation for our services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the business partner from our products, receiving payment of royalties and other contractual rights. We intend that the royalty payments that we may receive will be tied to the gross sales of a specific therapeutic product or device that we identify and will not correlate to the amount of funds that we will provide to the business partner. We intend to specify the use of the funds we will contribute to the business partner. We also intend to release funds based on the completion of certain milestones in the development or marketing of the therapeutic product or medical device, as monitored by us. We would require from the business partner periodic reports and statements on the status of the development of the specific product. An agreement would be individually negotiated with each business partner, and therefore, specific terms may be different in each relationship. Our intended ventures with business partners would provide us with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

                     We have made one pharmaceutical development related
            investment to date in A.D. Pharma, described below, but have no other contracts or prospects at this time.

            INVESTMENT IN A.D. PHARMA

                     We entered into an agreement with A.D. Pharma, Inc., a
            Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right

(b) Principal Business Activity:

            to receive payments with respect to Notox. Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. The $125,000 investment has been determined to be fully impaired at June 30, 2004 and has been charged to operations in the current period.

            Business Combinations

                     If our proposed pharmaceutical development business does
            not progress, we believe it may be necessary to acquire another business to prevent our having to cease operations. As of the date of this prospectus, we are focusing our efforts on identifying such a business in addition to identifying pharmaceutical related possible investments. As of this date, we have not entered into any agreements relating to any such acquisitions.

                     We do not intend to restrict our search to any specific
            business, industry, or geographical location and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, we have virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business that we may seek to acquire, in that such business may need additional capital, may desire to have its shares publicly traded, or may value other perceived business or financial advantages that we offer.

                     We anticipate that the search for a business combination
            will be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

                     We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

NOTE  2  -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

            (a) Basis of Presentation:

                     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the six and three months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

                     The financial statements as reported on Forms 10QSB for the six months ended June 30, 2003 have been restated to reflect the issuance of 75,000 shares of the Company's common stock in February 2003 for services rendered whose fair value was charged to operations.

                     The December 31, 2003 balance sheet was derived from the
            audited financial statements included in the Company's report on Form 10KSB for the year ended December 31, 2003 and should be read in conjunction therewith.

            (b) Revenue Recognition:

                     Through June 30, 2004 the Company had minimal revenues and was in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Membership fees are earned on a pro-rata basis throughout the life of the membership. Revenues from the Company's eStore will be recognized at the date of shipment to the member.

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

NOTE  2  -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.
            (Continued)

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

            (g) Earnings Per Share:

                     The Company adopted Statement of Financial Accounting
            Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the current three month period earnings per share is not presented as it is not dilutive. For all other periods diluted earnings per share is not presented, as it is anti-dilutive.

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

            (i) Advertising Costs:

                     The Company expenses advertising costs as incurred.
            Advertising expense was $5,400, $12,548 and $104,562 for the six months ended June 30, 2004 and 2003 and for the period from May 19, 2000 (Inception) to June 30, 2004, respectively. Advertising expenses during the quarter ended June 30, 2004 and 2003 as $1,400 and $8,379, respectively.

NOTE  3  -  PREPAID EXPENSES AND OTHER CURRENT ASSETS.

                     Prepaid expenses and other current assets are comprised of the following:

                                                 June 30,          December 31,
                                                   2004               2003
                                                 --------           -------
            Prepaid insurance                    $     --           $16,368
            Assets held for resale                     --            10,000
            Other current assets                      567                --
                                                 --------           -------
                                                 $    567           $26,368
                                                 ========           =======

NOTE  4  -  PROPERTY AND EQUIPMENT.

                     Property and equipment are as follows:

                                                  June 30          December 31,
                                                   2004               2003
                                                 --------           -------
            Office equipment                     $ 53,841           $53,841
            Computer equipment and software        24,675            24,675
                                                 --------           -------
                                                   78,516            78,516
            Less:  Accumulated depreciation
                   and amortization                48,561            42,576
                                                 --------           -------
                                                 $ 29,955           $35,940
                                                 ========           =======

NOTE  5  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                     Accounts payable and accrued expenses are comprised of the following:

                                                  June 30          December 31,
                                                   2004               2003
                                                 --------           -------
Professional fees                               $ 52,224           $357,976
Advertising                                       13,053             13,369
Consulting fees                                    8,258              7,509
Payroll and fringes                              168,008             84,548
Interest                                          18,301              5,055
Rent                                              11,576             13,022
Sundry operating expenses                         75,504             70,888
                                                ---------         ---------
                                                $ 346,924          $552,367
                                                =========         =========

                     In June 2004, the Company's former counsel forgave $278,374 in debt owed to it by the Company for legal services performed through December 31, 2003. The accompanying financial statements reflect this as an extraordinary item.

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

                     Subsequently, the note holders on December 31, 2003, with
            the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and
            (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence anew and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $16,694 and $33,388 was charged to operations in the three and six months ended June 30, 2004 and $18,725 was charged to operations in 2003. Interest expense of $38,895 was charged to operations in the year ended December 31, 2003. One note holder had previously extended his original notes due dates to March 17, 2004 and did not execute a restructuring agreement. His notes which in the aggregate amount to $50,000 are in default as to principal and interest.

                     On January 9, 2004, the Company issued three promissory
            notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. At June 30, 2004, interest accrued in the amount of $7,500 and $10,808 was charged to interest expense in the three and six months ended June 30, 2004. The notes contain a default penalty of $200 each, payable at the end of each month that the notes are in default. At August 19, 2004, the notes were not paid and were in default.

NOTE  7  -  LOAN PAYABLE - EQUIPMENT.

                     In March 2001, the Company purchased computer equipment
            from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in full as at June 30, 2004.

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

                     On December 15, 2000, the Company entered into an
            employment agreement with its Chief Executive Officer for a three
            (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. At June 30, 2004, the CEO is owed $99,375 for unpaid salary under the agreement.

                     On July 28, 2003, the Company hired a new Chief Financial
            Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provided for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2003 and June 30, 2004.

                     On October 1, 2003, Ms. Brenda Farrar tendered her
            resignation as Vice President of Communications and Sale Center Operations. She will remain as a consultant to the Company. In the event of her termination as a consultant, the Company agreed to a sixty day contract severance fee and ninety days of paid health insurance. Ms. Farrar and Jerry R. Farrar, CEO, were formally married and are now divorced. At December 31, 2003, Ms Farrar was owed $2,109 for her consulting services.

                                      -15

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

                     On August 25, 2003, the Company entered into a royalty
            financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable. These four customers remitted $8,681 to the Company from January 1, 2004 to March 31, 2004 of which $7,089 was charged to interest expense and $1,592 was recorded as a reduction of principal. At June 30, 2004, the Company had not remitted $5,026 of these receipts to this stockholder.

                     In June 2004, the Company's former counsel forgave $278,374 in debt owed to it by the Company for legal services performed through December 31, 2003. The accompanying financial statements reflect this as an extraordinary item.

NOTE 11  -  INCOME TAXES.

                     At December 31, 2003, the Company had a net operating loss carryforward amounting to approximately $3,368,000 available to reduce future taxable income expiring through the year 2023. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,145,000 has been fully reserved.

                     A reconciliation of the statutory effective income tax rate to the actual provision shown in the financial statements is as follows:

                                                                                                         Cumulative
                                                                                                       For the Period
                                                                                                      From May 19, 2000
                                              For the Six Months Ended                                  (Inception) to
                                                        June 30,                                         June 30, 2004
                                 -----------------------------------------------------        --------------------------------
                                    2004                         2003
                                 -----------                   ---------
Loss before Income taxes
  and extraordinary item         ($  323,302)                 ($  627,943)                    ($ 3,585,899)
                                 ===========                  ===========                     ============

Computed tax benefit at
  statutory rate                    (109,900)      (34.0%)       (213,500)     (34.0%)          (1,219,200)            (34.0%)

Net operating loss
  valuation reserve                  109,900        34.0%         213,500       34.0%            1,219,200              34.0%
                                 ===========       =====       ==========       =====          ===========              =====

Total tax benefits               $        --          --%      $       --         --%          $        --                --%
                                 ===========       =====       ==========       =====          ===========              =====

NOTE 12  -  CAPITAL STOCK.

            a) General:

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

                     In February 2004, the Company commenced an equity private
            placement to accredited investors. Through June 30, 2004, two individuals purchased 550,000 common shares for $55,000. As of August 20, 2004, the Company's transfer agent will not issue 50,000 to one individual until the liability owed to it has been paid.

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

                     The following table illustrates the effect on net loss and net loss per share for the six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 5 years.

                                                      2004             2003
                                                      ----             ----

                 Net loss as reported                ($62,553)        ($627,943)
                                                   ==========        ==========

                 Net loss pro forma                  ($84,282)        ($627,943)
                                                   ==========        ==========

                 Shares - basic and diluted        32,659.932        31,226,371
                                                   ==========        ==========

                 Net loss per share as reported        ($0.00)           ($0.02)
                                                   ==========        ==========

                  Net loss per share - pro forma       ($0.00)           ($0.02)
                                                   ==========        ==========

           (f) Stock Options: (Continued)

                     Presented below is a summary of the status of the
            outstanding stock options:

                                                      For the Six Months Ended June 30,
                                           -----------------------------------------------------
                                                     2004                         2003
                                           ----------------------------     --------------------
                                                           Weighted                     Weighted
                                                           Average                      Average
                                                           Exercise                     Exercise
                                             Shares          Price           Shares       Price
                                             ------          -----           ------       -----
Options outstanding at beginning                --           $ --                          $ --
Granted                                    1,490,000      0.001 to 0.25        --            --
Expired                                         --            0.25
Exercised                                  ( 350,000)       ( 0.001)           --            --
                                           ---------         -----             --          ----
Options outstanding at end                 1,140,000         $0.25             --          $ --
                                           =========         =====             ==          ====

NOTE 13  -  COMMITMENTS AND CONTINGENCIES.

            (a) Leases:

                     Through June 30, 2004, the Company was obligated under an
            operating lease for its office space. The Company negotiated a new lease effective October 1, 2003. In July 2004, the Company and the landlord terminated this lease. The Company paid the landlord $20,000 in full settlement of all outstanding past and future obligations under the lease. The Company intends to relocate its corporate offices to Stamford, CT.

                     The CEO had personally guaranteed performance under the
            terminated lease until he provided a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. On September 29, 2003, the Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss.

                     Rent expense amounted to $16,870, $47,440 and $275,590 for the six months ended June 30, 2004 and 2003 and from May 19, 2000 (inception) to June 30, 2004, respectively.

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

OUR POTENTIAL BUSINESSES
------------------------

         With the sale of our medical records business, our Board of Directors has determined that our business model should be re-evaluated to either continue to engage in a business in the health related area, where we have made one investment and which would involve business ventures with companies developing therapeutic products and devices, or, alternatively, if we do not make progress in the pharmaceutical development business, not to continue in that business and to identify and acquire another business, not necessarily in the pharmaceutical area, through a business combination.

Pharmaceutical Development Business

With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. Therefore, we may use a portion of the funds raised in our current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) therapeutic products and devices by providing them with capital and guidance to develop such therapeutic products or devices. We would intend to provide our potential business partners with capital, technology assistance and relevant medical industry contacts and consultants. We would derive compensation for our services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the business partner from our products, receiving payment of royalties and other contractual rights. We intend that the royalty payments that we may receive will be tied to the gross sales of a specific therapeutic product or device that we identify and will not correlate to the amount of funds that we will provide to the business partner. We intend to specify the use of the funds we will contribute to the business partner. We also intend to release funds based on the completion of certain milestones in the development or marketing of the therapeutic product or medical device, as monitored by us. We would require from the business partner periodic reports and statements on the status of the development of the specific product. An agreement would be individually negotiated with each business partner, and therefore, specific terms may be different in each relationship. Our intended ventures with business partners would provide us with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

We have made one pharmaceutical development related investment to date in A.D. Pharma, described below, but have no other contracts or prospects at this time.

INVESTMENT IN A.D. PHARMA

We entered into an agreement with A.D. Pharma, Inc., a Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right to receive payments with respect to Notox. Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. Accordingly, the initial $125,000 investment has been charged to operations in the current period.

Business Combinations

If our proposed pharmaceutical development business does not progress, we believe it may be necessary to acquire another business to prevent our having to cease operations. As of the date of this report, we are focusing our efforts on identifying such a business in addition to identifying pharmaceutical related possible investments. As of this date, we have not entered into any agreements relating to any such acquisitions.

We do not intend to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, we have virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business that we may seek to acquire, in that such business may need additional capital, may desire to have its shares publicly traded, or may value other perceived business or financial advantages that we offer.

We anticipate that the search for a business combination will be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this prospectus, we do not have any contracts or agreements with any outside consultants and none are contemplated.

EMPLOYEES
---------

The Company currently has one full-time professional employee.

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


         In February 2004, the Company commenced an equity private placement to accredited investors. Through August 20, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000.

         On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two-year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable.

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

         On June 18, 2004, one individual subscribed for 50,000 shares of common stock for $5,000.

         On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004.

RECENT DEVELOPMENTS

NEW BUSINESSES
--------------

GENERAL

With the sale of our medical records business, our Board of Directors has determined that our business model should be re-evaluated to either continue to engage in a business in the health related area, where we have made one investment and which would involve business ventures with companies developing therapeutic products and devices, or, alternatively, if we do not make progress in the pharmaceutical development business, not to continue in that business and to identify and acquire another business, not necessarily in the pharmaceutical area, through a business combination.

Therefore, the Company may use a portion of the funds raised in its current private offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) drugs and devices by providing them with capital and other assistance to develop such drugs or devices.

Alternatively, we would attempt to acquire another business, not necessarily in the pharmaceutical area.

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

A.D. Pharma

We entered into an agreement with A.D. Pharma, Inc., a Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right to receive payments with respect to Notox.

Liquidity and Financial Resources
---------------------------------

         As of August 20, 2004, the Company had approximately 10 days of cash left to operate. Through June 30, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,325,150 and has working capital and stockholders' deficiencies of $705,935 and $782,866, respectively, at June 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At June 30, 2004, the Company was indebted to the CEO in the amount of $99,375 for wages and other fringes benefits aggregating $12,000 plus payroll taxes thereon and the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses.

         To date, the Company has covered operating deficits through its financing activities. In January, 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through May 15, 2004, one individual purchased 500,000 common shares for $50,000. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

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

PART II.. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities.

(c) Sales of Unregistered Securities.

                                                                                              Total Offering
                                                                           Principal        Price/Underwriting
          Date                  Title and Amount          Purchaser       Underwriter            Discounts
          ----                  ----------------          ---------       -----------            ---------
                           Promissory Note --$25,000   Private
January  9, 2004           Principal Amount            Investor         NA                $25,000/NA

                           Promissory Note --$25,000   Private
January 9,  2004           Principal Amount            Investor         NA                $25,000/NA

                           Promissory Note --$25,000   Private
January 9,  2004           Principal Amount            Investor         NA                $25,000/NA

                           Promissory Note --$25,000   Private
January 15, 2004           Principal Amount            Investor         NA                $25,000/NA

                           350,000 shares of common    Consultant
                           stock upon exercise of
January 17, 2004           option                                       NA                $.001 per share/NA

                           500,000 shares of common    Private
February 13, 2004          stock                       Investor         NA                $.10 per share/NA

                           50,000shares of common      Private
June 18, 2004              stock                       Investor         NA                $.10 per share/NA
                           Promissory Note - $25,000   Private
July 15, 2004              principal amount            Investor         NA                $25,000/NA


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.


(b) Reports on Form 8-K

July 15, 2004 - Termination of A.D. Pharma's Agreement with Imperial Gold Hong Kong Inc., and our Rights to Any Payments from A.D. Pharma with Respect to Sales of Notox.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/ Jerry R. Farrar
                                            ------------------------------------
                                            Jerry R. Farrar
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (President, Treasurer and Secretary)
Dated: August 23, 2004

EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                   Description                            Page
--------------------------------------------------------------------------------

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