Form 10QSB/A
period 2004-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2004-08-27
CIK 1136711

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                       OR

         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from___________________ to ________________

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

                                    I N D E X

                                                                        Page No.
                                                                        --------

        Balance Sheets as at June 30, 2004 and December 31, 2003 ....       3


        Statement of Operations
           For the Three Months Ended June 30, 2004 and 2003,
           For the Six Months Ended June 30, 2004 and 2003 and
           Cumulative For the Period From May 19, 2000
           (Inception) to June 30, 2004 .............................       4


        Statement of Stockholders' Capital Deficiency
           For the Six Months Ended June 30, 2004 ...................       5


        Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2003 and
           Cumulative For the Period From May 19, 2000
           (Inception) to June 30, 2004 .............................      6-7



        Notes to Financial Statements ...............................     8-20

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ......................   21- 27

ITEM 3.  CONTROLS AND PROCEDURES.....................................       27

                                     PART II

ITEM 2.  CHANGES IN SECURITIES.......................................       28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................       28

SIGNATURES ..........................................................       29

EXHIBITS   ..........................................................    30-32

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                   A S S E T S

                                                                               June 30,         December 31,
                                                                                 2004              2003
                                                                             -----------        ------------
                                                                             (Unaudited)         (Unaudited)

Current assets:
  Cash and cash equivalents                                                  $     5,859         $    24,301
  Accounts receivable                                                              4,563               1,421
  Prepaid expenses                                                                   567              26,368
                                                                             -----------         -----------
        Total current assets                                                      10,989              52,090
                                                                             -----------         -----------

Property and equipment - at cost, less accumulated
  depreciation and amortization of $48,561 and
  $42,576, respectively                                                           29,955              35,940
                                                                             -----------         -----------

Other assets:
  Security deposit                                                                    --               4,277
  Deferred financing and interest costs                                           33,387              66,775
                                                                             -----------         -----------
        Total other assets                                                        33,387              71,052
                                                                             -----------         -----------

                                                                             $    74,331         $   159,082
                                                                             ===========         ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                              $   375,000         $   283,431
  Accounts payable and accrued expenses                                          389,299             552,367
                                                                             -----------         -----------
        Total current liabilities                                                764,299             835,798
                                                                             -----------         -----------

Long-term liabilities:
  Long-term royalty obligation                                                    54,161              54,161
  Deferred revenues and rent                                                      86,112              44,786
                                                                             -----------         -----------
                                                                                 140,273              98,947
                                                                             -----------         -----------
Commitments and contingencies                                                         --                  --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,748,043 shares
      at June 30, 2004 and 31,898,023
      shares at December 31, 2002                                                 32,748              31,898
  Additional paid-in capital                                                   2,504,536           2,455,036
  Deficit accumulated in the development stage                                (3,367,525)         (3,262,597)
                                                                             -----------         -----------
        Total stockholders' capital deficiency                                  (830,241)           (775,663)
                                                                             -----------         -----------

                                                                             $    74,331         $   159,082
                                                                             ===========         ===========


                       See notes to financial statements.


                                       -3

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three                      For the Six             Cumulative
                                                      Months Ended                      Months Ended          For the Period
                                                        June 30,                         June 30,             From May 19, 2000
                                               ----------------------------    ----------------------------    (Inception) to
                                                   2004            2003            2004            2003         June 30, 2004
                                               ------------    ------------    ------------    ------------    ----------------
Revenues:
  Sales                                        $     28,618    $     72,133    $     91,106    $    137,952    $    431,240
  Royalties                                           9,980              --           9,980              --           9,980
                                               ------------    ------------    ------------    ------------    ------------
Total revenues                                       38,598          72,133         101,086         137,952         441,220
                                               ------------    ------------    ------------    ------------    ------------

Costs and expenses:
  Cost of sales                                          --              --              --              --             430
  Selling, general and administrative                91,247         455,421         305,385         724,667       3,541,224
  Investment loss                                   125,000              --         125,000              --         125,000
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses                                  216,247         455,421         430,385         724,667       3,666,654
                                               ------------    ------------    ------------    ------------    ------------

Loss from operations                               (177,649)       (383,288)       (329,299)       (586,715)     (3,225,434)
                                               ------------    ------------    ------------    ------------    ------------

Other income (expenses):
  Interest income                                        --               6           1,970              32           6,482
  Financing costs                                   (16,694)        (12,081)        (33,388)        (22,081)       (322,522)
  Interest expense                                   (9,129)        (11,648)        (22,585)        (19,179)       (104,425)
                                               ------------    ------------    ------------    ------------    ------------
Total other income (expenses)                       (25,823)        (23,723)        (54,003)        (41,228)       (420,465)
                                               ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                     (203,472)       (407,011)       (383,302)       (627,943)     (3,645,899)
Extraordinary item - forgiveness of debt            278,374              --         278,374              --         278,374
                                               ------------    ------------    ------------    ------------    ------------

Net income (loss)                              $     74,902    $   (407,011)   $   (104,928)   $   (627,943)   $ (3,367,525)
                                               ------------    ------------    ------------    ------------    ------------

Per share data - basic and diluted:
  Income (loss) before extaordinary item       $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
  Extraordinary item                                   0.00           (0.00)           0.01           (0.00)
                                               ------------    ------------    ------------    ------------
  Net income (loss) per share                  $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)
                                               ------------    ------------    ------------    ------------

Weighted average shares
  outstanding - basic and diluted                32,748,043      31,294,742      32,659,932      31,226,371
                                               ------------    ------------    ------------    ------------

                       See notes to financial statements.


                                       -4

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) CUMULATIVE FOR THE PERIOD FROM MAY 19, 2000 (INCEPTION) TO JUNE 30, 2004

                                                                                          Deficit                          Total
                                                                                        Accumulated                    Stockholders'
                                                        Common Stock     Additional        in the          Stock          Equity
                                                   ---------------------   Paid-in      Development    Subscriptions      (Capital
                                                     Shares     Value      Capital          Stage        Receivable      Deficiency)
                                                   ----------   -------   ----------   -------------   -------------   -------------
Common stock issued to
  and subscribed to by founders                    26,000,000   $26,000   $      --    $        --       $(26,000)      $        --
Fair value of purchase rights issued
  in private placement                                                       14,700                                          14,700
Net loss                                                   --        --          --        (79,157)            --           (79,157)
                                                   ----------    ------      ------        -------        -------       -----------
Balance at December 31, 2000                       26,000,000    26,000      14,700        (79,157)       (26,000)          (64,457)
Payments of stock subscriptions                            --        --          --             --         26,000            26,000
Exercise of stock rights by note holders              365,000       365       3,285             --             --             3,650
Common stock issued to
  medical advisory board                              200,000       200          --             --             --               200
Common stock sold in connection
  with public offering                              4,302,000     4,302   2,146,698             --                        2,151,000
Costs and fees associated
  with issuance of common stock                            --        --    (537,491)            --             --          (537,491)
Fair market value of purchase rights
  to be issued in private placement                        --        --     251,288             --             --           251,288
Net loss                                                   --        --          --     (1,151,807)            --        (1,151,807)
                                                   ----------    ------      ------        -------        -------       -----------
Balance at December 31, 2001                       30,867,000    30,867   1,878,480     (1,230,964)            --           678,383
Exercise of stock rights by note holders              115,000       115       1,035             --             --             1,150
Common stock issued for services rendered             176,000       176     108,174             --             --           108,350
Net loss                                                   --        --          --     (1,147,650)            --        (1,147,650)
                                                   ----------    ------      ------        -------        -------       -----------
Balance at December 31, 2002                       31,158,000    31,158   1,987,689     (2,378,614)            --          (359,767)
Sale of common stock                                  410,043       410      91,777                                          92,187
Exercise of stock option                              120,000       120      29,880                                          30,000
Conversion of note payable into common stock          100,000       100      24,900                                          25,000
Issuance of common stock for services rendered        110,000       110      23,640                                          23,750
Compensatory element of stock option grants                                 211,650                                         211,650
Compensatory element of stock purchas rights                                 85,500                                          85,500
Net loss                                                   --        --          --       (883,983)            --          (883,983)
                                                   ----------    ------      ------        -------        -------       -----------
Balance at December 31, 2003                       31,898,043    31,898   2,455,036     (3,262,597)            --          (775,663)
Proceeds from sale of common stock                    500,000       500      49,500                                          50,000
Exercise of stock option                              350,000       350                                                         350
Net loss                                                   --        --          --       (104,928)            --          (104,928)
                                                   ----------   -------  ----------    -----------        -------       -----------
                                                   32,748,043   $32,748  $2,504,536    $(3,367,525)      $     --       $  (830,241)
                                                   ==========   =======  ==========    ===========       ========       ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Six                  Cumulative
                                                                         Months Ended               For the Period
                                                                           June 30,               From May 19, 2000
                                                                  ---------------------------        (Inception) to
                                                                     2004            2003            June 30, 2004
                                                                 -----------      -----------     -----------------
Cash flows from operating activities:
  Net loss                                                       $  (104,928)     $  (627,943)     $(3,300,150)
                                                                 -----------      -----------      -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensatory element of stock options                                 --          152,500          211,650
    Compensatory element of
      noteholders purchase rights                                         --               --          270,013
    Amortization of deferred financing costs                          33,388           24,253           93,288
    Depreciation of property and equipment                             5,985           13,428           67,729
    Common stock issued for services                                      --               --          132,100
    Deferred interest on royalty obligation                                                              4,161
    Deferred rent                                                       (198)            (159)              --
    Deferred revenue                                                  41,524           23,934           86,112
    Deferred charges                                                      --              117               --
    Loss on abondonment of assets                                                                       11,335
    Forgiveness of indebtedness                                     (278,374)                         (278,374)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                             (3,142)         (30,826)          (4,563)
      Prepaid expenses and other current assets                       25,801          (65,372)            (567)
      Security deposit                                                 4,277           44,196               --
      Accounts payable and accrued expenses                          116,898          158,343          594,390
                                                                 -----------      -----------      -----------
  Total adjustments                                                  (53,841)         320,414        1,187,274
                                                                 -----------      -----------      -----------

Net cash used in operating activities                               (158,769)        (307,529)      (2,112,876)
                                                                 -----------      -----------      -----------

Cash flows used in investing activities:
  Purchase of property and equipment                                      --          (21,521)         (74,899)
                                                                 -----------      -----------      -----------

Cash flows provided by financing activities:
  Proceeds from notes and royalty obligations                        100,000          195,000          844,950
  Payments of notes payable                                          (10,023)              --         (396,542)
  Proceeds from issuance of common stock                              50,350          132,438        2,160,887
  Equipment loans                                                         --               --          (32,481)
  Payments of financing costs                                             --          (14,500)         (56,200)
  Offering costs and fees                                                 --          (10,251)        (326,980)
  Proceeds from sale of license to stockholder                            --               --               --
                                                                 -----------      -----------      -----------
Net cash provided by financing activities                            140,327          302,687        2,193,634
                                                                 -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                 (18,442)         (26,363)           5,859

Cash and cash equivalents at beginning of period                      24,301           32,675               --
                                                                 -----------      -----------      -----------

Cash and cash equivalents at end of period                       $     5,859      $     6,312      $     5,859
                                                                 ===========      ===========      ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                       For the Six               Cumulative
                                                                       Months Ended            For the Period
                                                                        June 30,              From May 19, 2000
                                                                 -----------------------       (Inception) to
                                                                     2004         2003          June 30, 2004
                                                                 ---------      --------     ------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                                      $  7,655       $  8,529          $  39,966
                                                                  --------       --------          ---------
    Income taxes                                                  $     --       $     --          $      --
                                                                  --------       --------          ---------


Schedule of Noncash Operating, Investing and Financing Activities:

  Deferred financing and offering costs                           $     --       $     --          $ 249,689
                                                                  --------       --------          ---------
  Note payable converted to common stock                          $     --       $     --          $  25,000
                                                                  --------       --------          ---------
  Fair value of purchase rights
    issued in private placements                                  $     --       $     --          $ 351,498
                                                                  --------       --------          ---------
  Compensatory element of stock options                           $     --       $     --          $ 211,650
                                                                  --------       --------          ---------
  Common stock issued for services                                $     --       $     --          $ 132,100
                                                                  --------       --------          ---------
  Equipment financed                                              $     --       $     --            $34,120
                                                                  --------       --------          ---------


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


            (a) Organization and Presentation of Financial Statements:

                MedStrong International Corporation (the "Company") was
            incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2004, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,367,525 and has working capital and stockholders' deficiencies of $753,310 and $830,241, respectively, at June 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                                       -9

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

NOTE  3  -  PREPAID EXPENSES AND OTHER CURRENT ASSETS.

            Prepaid expenses and other current assets are comprised of the following:

                                       June 30,       December 31,
                                         2004             2003
                                       --------       ------------

            Prepaid insurance           $     -            $16,368
            Assets held for resale            -             10,000
            Other current assets            567                  -
                                        -------            -------

                                        $   567            $26,368
                                        =======            =======

NOTE  4  -  PROPERTY AND EQUIPMENT.

            Property and equipment are as follows:

                                                  June 30         December 31,
                                                    2004              2003
                                                  --------        ------------

            Office equipment                      $ 53,841          $53,841
            Computer equipment and software         24,675           24,675
                                                  --------           -------
                                                    78,516           78,516
            Less:  Accumulated depreciation
            and amortization                        48,561           42,576
                                                  --------           -------

                                                  $ 29,955           $35,940
                                                  ========           =======

NOTE  5  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses are comprised of the following:

                                                     June 30,      December 31,
                                                       2004           2003
                                                    -----------    -------------

            Professional fees                       $ 52,224          $357,976
            Advertising                               13,053            13,369
            Consulting fees                            8,258             7,509
            Payroll and fringes                      210,383            84,548
            Interest                                  18,301             5,055
            Rent                                      11,576            13,022
            Sundry operating expenses                 75,504            70,888
                                                    --------          --------

                                                    $389,299          $552,367
                                                    ========          ========

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


                On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. At June 30, 2004, the CEO is owed $138,750 for unpaid salary under the agreement.

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

                A reconciliation of the statutory effective income tax rate to the actual provision shown in the financial statements is as follows:

                                                                                                Cumulative
                                                                                              For the Period
                                                                                             From May 19, 2000
                                             For the Six Months Ended                         (Inception) to
                                                    June 30,                                   June 30, 2004
                                  ---------------------------------------------------       ---------------------
                                     2004                         2003
                                 ------------                   ----------
Loss before Income taxes
  and extraordinary item         $  (323,302)                   $ (627,943)                 $ (3,585,899)
                                 -----------                    ----------                  ------------

Computed tax benefit at
  statutory rate                    (109,900)    (34.0)%          (213,500)    (34.0)%        (1,219,200)  (34.0)%

Net operating loss
  valuation reserve                  109,900      34.0%            213,500      34.0%          1,219,200    34.0%
                                 -----------      ----          ----------      ----        ------------    ----

Total tax benefits               $        --         -%         $       --         -%       $         --       -%
                                 ===========      ====          ==========      ====        ============    ====


NOTE 12  -  CAPITAL STOCK.


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

                In February 2004, the Company commenced an equity private
            placement to accredited investors. Through June 30, 2004, one individual purchased 500,000 common shares for $50,000.

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

                                                     2004               2003
                                                     ----               ----

                 Net loss as reported             ($104,928)        ($627,943)
                                                  =========         =========

                 Net loss pro forma               ($126,711)        ($627,943)
                                                  =========         =========

                 Shares - basic and diluted      32,659.932        31,226,371
                                                 ==========        ==========

                 Net loss per share as reported      ($0.00)           ($0.02)
                                                     ======            ======

                  Net loss per share - pro forma     ($0.00)           ($0.02)
                                                     ======            ======

            (f) Stock Options: (Continued)

                Presented below is a summary of the status of the outstanding stock options:

                                                    For the Six Months Ended June 30,
                                                    2004                         2003
                                          ---------------------------       --------------------
                                                           Weighted                     Weighted
                                                           Average                      Average
                                                           Exercise                     Exercise
                                             Shares          Price           Shares      Price
                                          ----------     ------------        ------     ---------
Options outstanding at beginning                 -            $ -                          $ -
Granted                                    1,490,000     0.001 to 0.25           -           -
Expired                                          -           0.25
Exercised                                   (350,000)       (0.00)               -           -
                                           ---------     ------------        ------        ----
Options outstanding at end                 1,140,000        $0.25                -         $ -
                                           =========     ============        ======        ====

NOTE 13  -  COMMITMENTS AND CONTINGENCIES.

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


EMPLOYEES

The Company currently has one full-time professional employee.

OFFERINGS

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


Liquidity and Financial Resources

         As of August 20, 2004, the Company had approximately 10 days of cash left to operate. Through June 30, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,367,525 and has working capital and stockholders' deficiencies of $753,310 and $830,241, respectively, at June 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At June 30, 2004, the Company was indebted to the CEO in the amount of $138,750 plus payroll taxes thereon and the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses.

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

         The Counsel for the Company has resigned effective December 31, 2003 due to non-payment of their accumulated billing in the amount of $278,374. New Counsel has been retained.



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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES.





(c) Sales of Unregistered Securities.




                                                                                 Total Offering
                                                              Principal        Price/Underwriting
     Date               Title and Amount          Purchaser   Underwriter          Discounts
     ----               ----------------          ---------   -----------      ------------------
                     Promissory Note --
                     $25,000 Principal
January  9, 2004     Amount                      Private
                                                 Investor         NA                $25,000/NA

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

                     Promissory Note --$25,000   Private
January 9,  2004     Principal Amount            Investor         NA                $25,000/NA

                     Promissory Note --$25,000   Private
January 15, 2004     Principal Amount            Investor         NA                $25,000/NA

                     350,000 shares of common    Consultant
                     stock upon exercise of
January 17, 2004     option                                       NA                $.001 per share/NA

                     500,000 shares of common    Private
February 13, 2004    stock                       Investor         NA                $.10 per share/NA

                     50,000 shares of common     Private
June 18, 2004        stock                       Investor         NA                $.10 per share/NA

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

                                        MEDSTRONG INTERNATIONAL CORPORATION
                                        (Registrant)

                                        By:   /s/ Jerry R. Farrar
                                             -----------------------------------
                                             Jerry R. Farrar
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                            (President, Treasurer and Secretary)
Dated: August 27, 2004

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