Form 10QSB
period 2004-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2004-11-22
CIK 1136711

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASDHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

     [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from          to
                                                       --------    --------
                        Commission file number 333-57468
                       ----------------------------------
                       MedStrong International Corporation
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      95-4855709
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                350 Bedford Street, Suite 203, Stamford CT 06901
                      -------------------------------------
                    (Address of principal executive offices)


                                 (203-352-8807)
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,748,043 as of November 20, 2004 and the number of outstanding Warrants was 4,732,000 as of November 20, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No [X]

                                Table of Contents

PART I       FINANCIAL INFORMATION

  Item 1.  Financial Statements  ........................................3

  Item 2.  Management's Discussion and Analysis or Plan of Operation....22

  Item 3.  Controls and Procedures......................................29

PART II

  Item 2.  Changes in Securities .......................................30

  Item 5.  Other Information ...........................................30

  Item 6.  Exhibits ....................................................31

EXHIBIT INDEX...........................................................31

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                               September 30, 2004
                                   (Unaudited)


                                    I N D E X

                                                                        Page No.
                                                                        --------

FINANCIAL STATEMENTS:


Balance Sheets as at September 30, 2004 (Unaudited)
   and December 31, 2003..................................................   4

Statements of Operations
   For the Three Months Ended September 30, 2004
   and 2003 (Unaudited)
   For the Nine Months Ended September 30, 2004 and 2003(Unaudited)
    and Cumulative For the Period From
   May 19, 2000 (Inception) to September 30, 2004 (Unaudited) ............   5

Statements of Stockholders' Equity (Capital Deficiency) Cumulative From
   May 19, 2000 (Inception) to September 30, 2004 (Unaudited).............   6

Statements of Cash Flows
   For the Nine Months Ended September 30, 2004 and 2003
   and Cumulative For the Period From May 19, 2000 (Inception)
   to September 30, 2004 (Unaudited) .....................................7 - 8

Notes to Financial Statements (Unaudited) ................................9 - 21

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                    A S S E T S

                                                                          September 30,   December 31,
                                                                              2004           2003
                                                                          -----------     -----------
                                                                           (Unaudited)    (Unaudited)

    Current assets:
      Cash and cash equivalents                                           $       277     $    24,301
      Accounts receivable                                                          26           1,421
      Prepaid expenses                                                             --          26,368
                                                                          -----------     -----------
            Total current assets                                                  303          52,090
                                                                          -----------     -----------

    Property and equipment - at cost, less accumulated
      depreciation and amortization of $42,576                                     --          35,940
                                                                          -----------     -----------

    Other assets:
      Security deposit                                                             --           4,277
      Deferred financing and interest costs                                    16,693          66,775
                                                                          -----------     -----------
            Total other assets                                                 16,693          71,052
                                                                          -----------     -----------

                                                                          $    16,996     $   159,082
                                                                          ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

    Current liabilities:
      Notes payable                                                       $   400,000     $   283,431
      Accounts payable and accrued expenses                                   248,682         552,367
                                                                          -----------     -----------
            Total current liabilities                                         648,682         835,798
                                                                          -----------     -----------

    Long-term liabilities:
      Long-term royalty obligation                                             54,161          54,161
      Deferred revenues and rent                                               15,319          44,786
                                                                          -----------     -----------
                                                                               69,480          98,947
                                                                          -----------     -----------
    Commitments and contingencies                                                  --              --

    Stockholders' capital deficiency:
      Common stock - $.001 par value
        Authorized  - 75,000,000 shares
        Issued and outstanding - 32,748,043 shares
          at September 30, 2004 and 31,898,023
          shares at December 31, 2003                                          32,748          31,898
      Additional paid-in capital                                            2,504,536       2,455,036
      Deficit accumulated in the development stage                         (3,238,450)     (3,262,597)
                                                                          -----------     -----------
            Total stockholders' capital deficiency                           (701,166)       (775,663)
                                                                          -----------     -----------

                                                                          $    16,996     $   159,082
                                                                          ===========     ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three                          For the Nine       Cumulative
                                                       Months Ended                           Months Ended     For the Period
                                                       September 30,                          September 30,   From May 19, 2000
                                                ---------------------------    ------------   ------------     (Inception) to
                                                    2004           2003            2004           2003       September 30, 2004
                                                ------------    -----------    ------------   ------------  --------------------
  Continuing Operations:
    Loss on investment in A. D. Pharma          $         --   $         --   ($   125,000)  $         --       ($   125,000)
                                                ------------   ------------   ------------   ------------       ------------
  Discontinued Operations:
  Revenues:
    Sales                                       $     11,208   $     85,293   $    102,314   $    223,245       $    442,448
    Sale of license                                  275,140                       280,557                           280,557
    Royalties                                          5,641             --         10,204             --             10,204
                                                ------------   ------------   ------------   ------------       ------------
  Total revenues                                     291,989         85,293        393,075        223,245            733,209
                                                ------------   ------------   ------------   ------------       ------------
  Costs and expenses:
    Cost of sales                                         --             --             --             --                430
    Selling, general and administrative              140,471        241,990        445,856        966,657          3,681,695
    Interest income                                       --             --         (1,970)           (32)            (6,482)
    Financing costs                                   16,694          2,102         50,082         24,183            339,216
    Interest expense                                  11,166         16,628         33,751         35,807            115,591
                                                ------------   ------------   ------------   ------------       ------------
                                                     168,331        260,720        527,719      1,026,615          4,130,450
                                                ------------   ------------   ------------   ------------       ------------

  Income (loss) from discontinued operations         123,658       (175,427)      (134,644)      (803,370)        (3,397,241)
                                                ------------   ------------   ------------   ------------       ------------
  Extraordinary item - forgiveness of debt             5,417             --        283,791             --            283,791
                                                ------------   ------------   ------------   ------------       ------------
  Net income (loss)                             $    129,075   ($   175,427)  $     24,147   ($   803,370)      ($ 3,238,450)
                                                ============   ============   ============    ===========       ============
  Per share data - basic and diluted:
    Loss from continuing operations                  ($ 0.00)       ($ 0.00)     ($   0.00)     ($   0.00)
    Income (loss) discontinued operations               0.00          (0.01)         (0.01)         (0.03)
    Extraordinary item                                  0.00          (0.00)          0.01          (0.00)
                                                     -------        -------      ---------      ---------
    Net income (loss) per share                      $  0.00        ($ 0.01)     $    0.00      ($   0.03)
                                                     =======        =======      =========      =========

  Weighted average shares
    outstanding - basic and diluted               32,748,043     31,733,987     32,689,302     31,630,303
                                                ============   ============   ============    ===========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  CUMULATIVE FOR THE PERIOD FROM MAY 19, 2000 (INCEPTION) TO SEPTEMBER 30, 2004


                                                                                             Deficit                      Total
                                                                                            Accumulated               Stockholders'
                                                       Common Stock           Additional      in the       Stock         Equity
                                                  -------------------------    Paid-in     Development  Subscriptions   (Capital
                                                    Shares         Value       Capital        Stage      Receivable    Deficiency)
                                                  -----------   -----------  -----------   -----------   -----------   -----------
  Common stock issued to
    and subscribed to by founders                  26,000,000  $    26,000  $        --   $        --   ($   26,000)  $        --
  Fair value of purchase rights issued
    in private placement                                                         14,700                                    14,700
  Net loss                                                 --           --           --       (79,157)           --       (79,157)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at December 31, 2000                     26,000,000       26,000       14,700       (79,157)      (26,000)      (64,457)
  Payments of stock subscriptions                          --           --           --            --        26,000        26,000
  Exercise of stock rights by note holders            365,000          365        3,285            --            --         3,650
  Common stock issued to
    medical advisory board                            200,000          200           --            --            --           200
  Common stock sold in connection
    with public offering                            4,302,000        4,302    2,146,698            --                   2,151,000
  Costs and fees associated
    with issuance of common stock                          --           --     (537,491)           --            --      (537,491)
  Fair market value of purchase rights
    to be issued in private placement                      --           --      251,288            --            --       251,288
  Net loss                                                 --           --           --    (1,151,807)           --    (1,151,807)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at December 31, 2001                     30,867,000       30,867    1,878,480    (1,230,964)           --       678,383
  Exercise of stock rights by note holders            115,000          115        1,035            --            --         1,150
  Common stock issued for services rendered           176,000          176      108,174            --            --       108,350
  Net loss                                                 --           --           --    (1,147,650)           --    (1,147,650)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at December 31, 2002                     31,158,000       31,158    1,987,689    (2,378,614)           --      (359,767)
  Sale of common stock                                410,043          410       91,777                                    92,187
  Exercise of stock option                            120,000          120       29,880                                    30,000
  Conversion of note payable into common stock        100,000          100       24,900                                    25,000
  Issuance of common stock for services rendered      110,000          110       23,640                                    23,750
  Compensatory element of stock option grants                                   211,650                                   211,650
  Compensatory element of stock purchas rights                                   85,500                                    85,500
  Net loss                                                 --           --           --      (883,983)           --      (883,983)
                                                  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at December 31, 2003                     31,898,043       31,898    2,455,036    (3,262,597)           --      (775,663)
  Proceeds from sale of common stock                  500,000          500       49,500                                    50,000
  Exercise of stock option                            350,000          350                                                    350
  Net loss                                                 --           --           --        24,147            --        24,147
                                                  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at September 30, 2004 (Unaudited)        32,748,043  $    32,748  $ 2,504,536   ($3,238,450)  $        --   ($  701,166)
                                                  ===========  ===========  ===========   ===========   ===========   ===========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Nine                Cumulative
                                                                  Months Ended              For the Period
                                                                  September 30,           From May 19, 2000
                                                          ---------------------------       (Inception) to
                                                              2004            2003        September 30, 2004
                                                          -----------     -----------     ------------------

    Cash flows from operating activities:
    Continuing operations:
      Loss on investment in A. D. Pharma                  ($  125,000)    $        --        ($  125,000)
                                                          -----------     -----------        -----------
    Extraordinary Item                                        283,791              --            283,791
                                                          -----------     -----------        -----------
    Discontinued Operations:
      Loss from discontinued operations                      (134,644)       (803,370)        (3,397,241)
      Adjustments to reconcile income (loss) to net
          cash used in discontinued activities:
        Compensatory element of stock options                      --         152,500            211,650
        Compensatory element of
          noteholders purchase rights                              --              --            270,013
        Amortization of deferred financing costs               50,082          24,254            109,982
        Depreciation of property and equipment                  5,985          20,528             67,729
        Common stock issued for services                           --              --            132,100
        Deferred interest on royalty obligation                                                    4,161
        Deferred rent                                            (198)           (159)                --
        Deferred revenue                                      (29,269)         28,325             15,319
        Deferred charges                                           --             117                 --
        Loss on abondonment of assets                          29,954                             41,289
        Increase (decrease) in cash flows as
            a result of changes in asset and
            liability account balances:
          Accounts receivable                                   1,395         (11,698)               (26)
          Prepaid expenses and other current assets            26,368         (23,885)                --
          Security deposit                                      4,277          44,196                 --
          Accounts payable and accrued expenses              (302,092)        235,961            242,775
                                                          -----------     -----------        -----------
    Net cash used in discontinued operating activities       (348,142)       (333,231)        (2,302,249)
                                                          -----------     -----------        -----------

    Cash flows used in investing activities:
      Purchase of property and equipment                           --         (21,521)           (74,899)
                                                          -----------     -----------        -----------

    Cash flows provided by financing activities:
      Proceeds from notes and royalty obligations             125,000         220,000            869,950
      Payments of notes payable                               (10,023)             --           (396,542)
      Proceeds from issuance of common stock                   50,350         155,939          2,160,887
      Equipment loans                                              --              --            (32,481)
      Payments of financing costs                                  --         (14,500)           (56,200)
      Offering costs and fees                                      --         (10,251)          (326,980)
                                                          -----------     -----------        -----------
    Net cash provided by financing activities                 165,327         351,188          2,218,634
                                                          -----------     -----------        -----------

    Increase (decrease) in cash and cash equivalents          (24,024)         (3,564)               277

    Cash and cash equivalents at beginning of period           24,301          32,675                 --
                                                          -----------     -----------        -----------

    Cash and cash equivalents at end of period            $       277     $    29,111        $       277
                                                          ===========     ===========        ===========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)





                                                                For the Nine         Cumulative
                                                                Months Ended       For the Period
                                                                September 30,     From May 19, 2000
                                                          ----------------------   (Inception) to
                                                             2004       2003     September 30, 2004
                                                          --------    --------   -------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

Continuing Operations                                      $    --     $     --        $      --
                                                           =======     ========        =========

Discontinued Operations:

    Interest                                               $ 7,655     $  7,432        $  39,966
                                                           =======     ========        =========

    Income taxes                                           $    --     $     --        $      --
                                                           =======     ========        =========

Schedule of Noncash Operating, Investing and Financing Activities:

Continuing Operations                                      $    --     $     --        $      --
                                                           =======     ========        =========
Discontinued Operations:

  Deferred financing and offering costs                    $    --     $     --        $ 249,689
                                                           =======     ========        =========
  Note payable converted to common stock                   $    --     $     --        $  25,000
                                                           =======     ========        =========
  Fair value of purchase rights
    issued in private placements                           $    --     $     --        $ 351,498
                                                           =======     ========        =========
  Compensatory element of stock options                    $    --     $     --        $ 211,650
                                                           =======     ========        =========
  Common stock issued for services                         $    --     $108,350        $ 132,100
                                                           =======     ========        =========
  Equipment financed                                       $    --     $     --        $  34,120
                                                           =======     ========        =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 1 - PLAN OF ORGANIZATION.

            (a) Organization and Presentation of Financial Statements:

                  MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through September 30, 2004, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,238,450 and has working capital and stockholders' deficiencies of $648,379 and $701,166, respectively, at September 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong has approximately $1,750,000 invested in its Medical Records Business. At the present time, the only memberships that have been contracted have been through wholesale offerings. To date, few of the memberships have been renewed. The Medical Records Business has generated gross receipts, but has never been profitable. The Company does not expect that it will ever earn a profit from this business, and our Board of Directors determined to license to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000 which is reflected in the accompanying balance sheet at December 31, 2003 as assets held for resale. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

                  The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. On September 19, 2004, we entered into an agreement with Mr. Farrar under which we accepted Mr. Farrar's resignation as our CEO and termination of his employment contract and we released Mr. Farrar from the future minimum royalty payments payable to us under the license agreement. Mr. Farrar terminated his employment contract as our CEO and he released the Company from any obligations owed to him at that date.

           (a) Organization and Presentation of Financial Statements:

                  The agreement also amended the future royalties we will receive from the license, if any, to 35% of earned revenues from two customers only. The $65,000 up front fee which had been deferred and was to be recognized in revenues over the period management estimated the Minimum Royalty would be earned of three years. The three and six month financial statements previously included amortization of deferred royalties. The financial statements for the three and nine months ended reflect the entire $255,000 as earned revenues from the sale of the license as all requirements in the sale have been completed by both parties. Future royalties, if any, from the two customers will be recognized as reported by the licensee. Presently, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement. With the termination of the CEO's employment in September 2004, the Board has considered the medical records operation a discontinued operation. Accounting principles generally accepted in the United States of America require that financial statements present a discontinued operation separately in its financial statements for all periods presented.

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

         Pharmaceutical Development Business

                  With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. We are currently seeking new funds from investors and/or lenders so that we may to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) therapeutic products and devices by providing them with capital and guidance to develop such therapeutic products or devices. We would intend to provide our potential business partners with capital, technology assistance and relevant medical industry contacts and consultants. We would derive compensation for our services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the business partner from our products, receiving payment of royalties and other contractual rights. We intend that the royalty payments that we may receive will be tied to the gross sales of a specific therapeutic product or device that we identify and will not correlate to the amount of funds that we will provide to the business partner. We intend to specify the use of the funds we will contribute to the business partner. We also intend to release funds based on the completion of certain milestones in the development or marketing of the therapeutic product or medical device, as monitored by us. We would require from the business partner periodic reports and statements on the status of the development of the specific product. An agreement would be individually negotiated with each business partner, and therefore, specific terms may be different in each relationship. Our intended ventures with business partners would provide us with the opportunity to explore and help develop innovative products to fight costly and life threatening diseases.

                  We have made one pharmaceutical development related investment to date in A.D. Pharma, described below, but have no other contracts or prospects at this time.

           (b) Principal Business Activity:

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

                  Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. The $125,000 investment has been determined to be fully impaired and was charged to operations in the second quarter.

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

            (b) Principal Business Activity:

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

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

           (a) Basis of Presentation:

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the six and three months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

                  The financial statements as reported on Form 10QSB for the three and nine months ended September 30, 2003 have been restated to reflect the issuance of 75,000 shares of the Company's common stock in February 2003 for services rendered whose fair value was charged to operations and the medical records on line segment as a discontinued operation.

                  The December 31, 2003 balance sheet was derived from the audited financial statements included in the Company's report on Form 10KSB for the year ended December 31, 2003 and should be read in conjunction therewith.

           (b) Revenue Recognition:

                  Through September 30, 2004 the Company had minimal revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Membership fees are earned on a pro-rata basis throughout the life of the membership. Deferred revenues at September 30, 2004 are from the Company's discontinued medical records segment.

           (c) Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           (d) Concentrations of Risks:

                  Financial instruments that potentially subject the Company to concentrations of risks are principally cash and cash equivalents (consisting of commercial paper and short-term repurchase agreements) which at times may exceed the federal depository insurance limit. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any sufficient credit risks.

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

           (g) Earnings Per Share:

                  The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the current three month period diluted earnings per share is not presented as it is not dilutive. For all other periods diluted earnings per share is not presented, as it is anti-dilutive.

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

           (i) Advertising Costs:

                  The Company expenses advertising costs as incurred. Advertising expense included discontinued operations was $5,400, $10,477 and $104,562 for the nine months ended September 30, 2004 and 2003 and for the period from May 19, 2000 (Inception) to September 30, 2004, respectively. Advertising expenses during the quarter ended September 30, 2004 and 2003 as $0 and $6,928, respectively.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS.

                  Prepaid expenses and other current assets all of which were used in discontinued operations are comprised of the following:


                                             September 30,      December 31,
                                                2004               2003
                                              --------           --------
         Prepaid insurance                    $      -           $ 16,368
         Assets held for resale                      -             10,000
                                              --------           --------
                                              $      -           $ 26,368
                                              ========           ========
NOTE 4 - PROPERTY AND EQUIPMENT.

                        Property and equipment are as follows:

                                             September 30       December 1,
                                                2004               2003
                                              --------           --------
         Continuing operations                $      -           $      -
                                              --------           --------
         Discontinued operations:
           Office equipment                          -             53,841
           Computer equipment and software           -             24,675
                                              --------           --------
                                                     -             78,516
         Less: Accumulated depreciation
                and amortization                     -             42,576
                                              --------           --------
         Total discontinued operations               -             35,940
                                              --------           --------
         Total property assets                $      -           $ 35,940
                                              --------           --------

                  The Company abandoned all of its property assets whose unamortized cost was $29,954 in connection with the termination of its California office lease.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                  Accounts payable and accrued expenses are comprised of the following:

                                             September 30,       December 31,
                                                2004               2003
                                              --------           --------
         Professional fees                    $ 79,595           $357,976
         Advertising                            13,053             13,369
         Consulting fees                         5,000              7,509
         Payroll and fringes                    50,756             84,548
         Interest                               29,356              5,055
         Rent                                   11,576             13,022
         Sundry operating expenses              59,346             70,888
                                              --------           --------
                                              $248,682           $552,367
                                              ========           ========

                  In June 2004, the Company's former counsel forgave $278,374 in debt owed to it by the Company for legal services performed through December 31, 2003. During the current quarter the Company settled indebtedness to two other vendors resulting in a gain of $5,417. The accompanying financial statements reflect this as an extraordinary item.

NOTE 6 - INCOME TAXES.

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

                  A reconciliation of the statutory effective income tax rate to the actual provision shown in the financial statements is as follows:


                                                                                                                 Cumulative
                                                                                                               For the Period
                                                                                                              From May 19, 2000
                                  For the Three Months Ended              For the Nine Months Ended            (Inception) to
                                         September 30,                           September 30,               September 30, 2004
                                -------------------------------------------------------------------------------------------------
                                   2004                2003                2004              2003
                                --------             -------             -------            -------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES           $      -             $     -           ($125,000)           $      -            ($125,000)
                                ========             =======            ========            ========            =========
Computed tax benefit at
  statutory rate                       -      -  %         -      -  %   (42,500)   (34.0%)        -     -  %     (42,500)  (34.0%)
Net operating loss
  valuation reserve                    -      -  %         -      -  %    42,500      34.0%        -     -  %      42,500    34.0%
                                --------   -------   -------   -------  --------   -------  --------  -------   ---------  -------
Total tax benefits              $      -      -  %   $     -      -  %  $      -      -  %  $      -     -  %   $       -     -  %
                                ========   =======   =======   =======  ========   =======  ========  =======   =========  =======

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS BEFORE INCOME TAXES $123,658            ($175,427)         ($134,644)          ($803,370)          ($3,397,241)
                                ========             ========           ========            ========            ==========

Computed tax benefit at
  statutory rate                  42,000    (34.0%)  (59,600)   (34.0% ) (45,800)  (34.0%)  (273,146)  (34.0%) ( 1,155,100) (34.0%)
Utilizarion of operating loss
  carryforward                   (42,000)    34.0%
Net operating loss
  valuation reserve                    -      -  %    59,600     34.0%    45,800     34.0%   273,146    34.0%    1,155,100   34.0%
                                --------   -------   -------   -------  --------   -------  --------  -------   ---------- -------
Total tax benefits              $ 42,000      -  %   $     -      -  %  $      -      -  %  $      -     -  %   $        -     - %
                                ========   =======   =======   =======  ========   =======  ========  =======   ========== =======


EXTRAORDINARY ITEM               $ 5,417             $     -            $283,791            $      -            $ 283,791
                                ========             =======            ========            ========            =========

Computed tax benefit at
  statutory rate                   1,800     34.0%         -      -  %    96,500     34.0%         -     -  %      96,500    34.0%
Utilizarion of operating loss
  carryforward                    (1,800)   (34.0%)        -      -  %   (96,500)   (34.0%)        -     -  %    ( 96,500)  (34.0%)
                                --------   -------   -------   -------  --------   -------  --------  -------   ---------  -------
Total tax benefits              $     -       -  %   $     -      -  %  $      -      -  %  $      -     -  %   $       -     -  %
                                ========   =======   =======   =======  ========   =======  ========  =======   =========  =======

NOTE 7 - NOTES PAYABLE.

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

                  During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in nine months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, a placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

                  Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence anew and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $16,694 and $50,082 was charged to operations in the three and nine months ended September 30, 2004 and $18,725 was charged to operations in 2003. Interest expense of $38,895 was charged to operations in the year ended December 31, 2003. One note holder had previously extended his original notes due dates to March 17, 2004 and did not execute a restructuring agreement. His notes which in the aggregate amount to $50,000 are in default as to principal and interest.

                  On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. At September 30, 2004, interest accrued in the amount of $12,086 and $22,894 was charged to interest expense in the three and nine months ended September 30, 2004. The notes contain a default penalty of $200 each, payable at the end of each month that the notes are in default. At September 30, 2004, the notes were not paid and were in default.

NOTE 8 - LOAN PAYABLE - EQUIPMENT.

                  In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in full as at September 30, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS.

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

                  The Board of Directors determined to license to its current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all other applications of its software. Mr. Farrar advanced the Company the $75,000 for the property assets and license fee on March 31, 2004 and such advance was included in the financial statements as due to related party. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar), as amended on September 19, 2004, provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services sold to two specific customers. The License Agreement is effective April 1, 2004, and is for a perpetual term. Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare that the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement. The amended license agreement essentially provided that the minimum royalties of $190,000 were deemed paid by the licensee in exchange for the release by the licensee of certain accrued salary and expense reimbursements due to Mr. Farrar. During the nine and three months ended September 30, 2004, royalties earned under this license were $10,204 and $5,641, respectively.

                  The Board of Directors issued 730,000 non qualified stock options to members of the Company's Medical Advisory Board. One grantee exercised 120,000 options immediately. The fair value of the options at the time of grant, as determined by the Black-Scholes option pricing model, of $152,500 was charged to operations as compensation for these members services.

                  On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. If at the end of the two year period the entire $100,000 has not been paid in full, the remaining unpaid balance will be immediately due and payable. These four customers remitted $8,681 to the Company from January 1, 2004 to September 30, 2004 of which $7,089 was charged to interest expense and $1,592 was recorded as a reduction of principal. As a result of the amendment to the sale of the license in September 2004, the Company and the stockholder agreed on November 15, 2004 to convert the financing agreement into a 20% interest bearing $50,000 note payable on December 31, 2005. The effective date of the note conversion for interest calculation is August 25, 2003. As an inducement for the stockholder to convert, the Company will issue 100,000 shares of its common stock whose fair value on November 15, 2004 was $5,000 as determined by the average of the bid and ask prices of the Company's common stock on the date of the conversion agreement. The fair value of the common shares will be charged to operations over the life of the note as additional interest. The liability under the royalty financing obligation of $54,161 approximates what the liability to the stockholder would have been had the amended agreement been in place from inception.

                  In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice.

NOTE 10 - EMPLOYMENT AGREEMENT.

                  On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, has been reduced by 25%. The agreement also provides for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. In September 2004, the CEO and the Company entered into an agreement whereby the CEO's employment was terminated. The agreement provided that the CEO release the Company for amounts owed to him for any reason which aggregated $ 215,557 for accrued salary and reimbursement of expenses which were charged to operations. The agreement also required the Company to release the CEO from the minimum royalty obligation of $190,000 for the license he purchased from the Company in April 2004. The Company also amended its continuing royalty from the license to 35% of revenues collected from two specific customers from a 1% royalty from all customers. The Company has reflected the excess of the liabilities release by the CEO over the royalty receivable as additional compensation for the amended license. The entire $215.557 plus the initial payment of $65,000 has been reflected in operations as all conditions of the agreement have been met by both parties.

                  On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three
         (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provided for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2003 and September 30, 2004.

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

NOTE 11 - CAPITAL STOCK.

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

                  In February 2004, the Company commenced an equity private placement to accredited investors. Through September 30, 2004, one individual purchased 500,000 common shares for $50,000.

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

                  The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 5 years.


                                              For the Three Months Ended     For the Nine Months Ended
                                                    September 30,                  September 30,
                                              --------------------------     --------------------------
                                                 2004            2003           2004           2003
                                              ----------      ----------     ----------    -----------
Net income (loss) as reported                 $ 129,075       $ (175,427)    $   24,147    $ (803,370)
                                              ==========      ==========     ==========    ==========
Net income (loss) pro forma                   $ 115,395       $ (189,107)    $ (16,893)    $ (827,050)
                                              ==========      ==========     ==========    ==========

Shares - basic and diluted                    32,748,043      31,733,987     32,689,302    32,689,302
                                              ==========      ==========     ==========    ==========

Net income (loss) oer share as reported         $0.00          ($0.01)         $0.00        ($0.03)
                                              ==========      ==========     ==========    ==========
Net income (loss) per share pro forma          ($0.00)         ($0.01)        ($0.00)       ($0.03)
                                              ==========      ==========     ==========    ==========

                  Presented below is a summary of the status of the outstanding stock options:


                                                 For the Nine Months Ended September 30,
                                                 2004                              2003
                                     ----------------------------        -------------------------
                                                      Weighted                        Weighted
                                                      Average                          Average
                                                      Exercise                        Exercise
                                        Shares          Price           Shares           Price
                                        ------          -----           ------           -----
Options outstanding at beginning      1,490,000   $0.001 to $0.25           -            $ -
Granted                                                               2,220,000    $0.001 to $0.25
Expired                                     -                          (610,000)       ($0.25)
Exercised                              (350,000)      ($0.001)         (120,000)       ($0.25)
                                     ----------   ---------------    ----------

Options outstanding at end            1,140,000        $0.25         1,490,000     $0.001 to $0.25
                                     ==========       ========      ==========     ===============

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

           (a) Leases:

                  Through September 30, 2004, the Company was obligated under an operating lease for its office space. The Company negotiated a new lease effective October 1, 2003. In July 2004, the Company and the landlord terminated this lease. The Company paid the landlord $20,000 in full settlement of all outstanding past and future obligations under the lease. The Company relocated its corporate offices to Stamford, CT.

                  The CEO had personally guaranteed performance under the terminated lease until he provided a pledge of 200,000 shares of unrestricted common stock of Medstrong International Corporation. On September 29, 2003, the Board of Directors ratified the action of Mr. Farrar's personal guarantee, and resolved that should the Company not be able to fulfill its obligation to repay the amount either guaranteed or secured and Mr. Farrar's stock is forfeited, that the Company will replace the amount of stock forfeited to him and indemnify him against any loss. On August 2, 2004 the landlord released the CEO and the Company.

                  In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice.

                   Rent expense amounted to $36,502, $77,166 and $295,221 for the nine months ended September 30, 2004 and 2003 and from May 19, 2000 (inception) to September 30, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained in this Quarterly Report, the matters discussed below or elsewhere in this Quarterly Report may contain forward- looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company", "MedStrong", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, regulatory or legal changes affecting the Company's business, or (c) ability to secure necessary capital for general operating or expansion purposes. Additionally, commencing April 1, 2004 the Company licensed its medical records business (the only source of revenues to date) to its CEO. Although the Company is entitled to future royalty revenues there can be no assurance that the CEO will be able to generate sufficient revenues in his business in order to generate royalty revenues to the Company. Any royalties received under this license may not be sufficient to meet the Company's expenses and obligations as they become due. Effective September 19, 2004, the license agreement was amended to eliminate the minimum royalty and the one percent continuing royalty. The required royalty payment was changed to a continuing royalty payment of 35% of the gross net margin for certain identified accounts. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary management team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and
(e) the success of those opportunities in the marketplace.

PLAN OF OPERATION

BACKGROUND

         MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At November 15, 2004, 32,748,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRGW respectively.

MEDICAL RECORDS BUSINESS

         MedStrong developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong had approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business generated gross receipts, but was never profitable. Effective April 1, 2004, the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry R. Farrar, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

         The related license agreement, as amended effective September 19, 2004, between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril to the Company of 35% of the gross net margin of licensed products and services for certain identified customers. The medical records business is reflected in the accompanying financial statements as a discontinued operation.

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

Pharmaceutical Development Business

With the healthcare industry experiencing pressures to accelerate drug development, and with the weakening of the capital markets, there is a demand for alternative sources of capital and assistance. Therefore, we may seek to raise funds through a private or other offering to enter into ventures with pharmaceuticals or biotechnology companies that own development stage (or later stage) therapeutic products and devices by providing them with capital and guidance to develop such therapeutic products or devices; or alternatively to acquire another business, not necessarily in the pharmaceutical area, through a business combination or other manner. We would intend to provide our potential business partners with capital, technology assistance and relevant medical industry contacts and consultants. We would derive compensation for our services from the biotechnology and/or pharmaceutical companies through sharing in the revenue streams, which may be received by the business partner from our products, receiving payment of royalties and other contractual rights.

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

         We anticipate that the search for a business combination will be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly 24 registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

         In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all of the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $16,694 and $50,082 were charged to operations during the three and nine months ended September 30, 2004. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest.

STOCK PRIVATE OFFERING

         The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of 25 high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 20,000,000 Shares were offered. The price at which the Shares were sold in the Offering was $.25 per Share. Upon expiration of the offering at June 30, 2003, 410,000 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

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

         On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company's Warrants from $0.75 to $0.40 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The Company plans to file a post-effective amendment to the Registration Statement covering the warrants with the Securities and Exchange Commission, and the changes to the terms of the warrants will not become effective unless and until the post-effective amendment is declared effective.

         On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest.

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

Liquidity and Financial Resources

         As of November 20, 2004, the Company had approximately 10 days of cash left to operate. Through September 30, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,238,450 and has working capital and stockholders' deficiencies of $648,379 and $701,166, respectively, at June 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At September, 2004 the company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the company executed a settlement agreement with the CEO, and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004 as amended on September 19, 2004.

         To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through August 20, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed 27 for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest.

         As a result of its lack of operating success, the Company may not be able to raise additional financing to cover its costs and expenses and to meet its obligations as they mature.

         The Counsel for the Company has resigned effective December 31, 2003 due to non-payment of their accumulated billing in the amount of $270,782. New Counsel has been retained. Old counsel has forgiven the amount owed to it by the Company.

         On July 7, 2004, the Company entered into a lease termination agreement with its former landlord terminating all obligations under the lease dated November 2, 2000 for a cash settlement of $20,000.

         On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. The Company's Chairman and Interim CEO are officers of Warrantech Corporation.

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

         Accounting for revenues requires management's judgment as to the nature, timing and extent of recording and recognizing revenues when earned under its various programs. Revenues generated under a time value membership contract requires management's judgment as to when revenues are earned and the related costs are incurred throughout the life of the membership contract. Revenues generated from income from membership fees are earned on a pro rata basis. Due to the cessation of the Medical records retention business, at September 30, 2004, all remaining deferred revenue was written off.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's Interim Chief Executive Officer and Principal Financial Officer, Jeanine Marie Folz, is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. Ms. Folz has within 90 days prior to the filing date of this Annual Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to her during the period covered by this Annual Report. Since her evaluation, no significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

PART II OTHER INFORMATION


Item 2. Changes in Securities and Small Business Issuer Purchases of Securities.

(c) Sales of Unregistered Securities.

                                                                                Total Offering
                                                                              ------------------
                                                              Principal       Price/Underwriting
                                                             -----------      ------------------
          Date           Title and Amount       Purchaser    Underwriter           Discounts
           ---         ------------------       ---------    -----------      ------------------

                       Promissory Note --
                       $25,000 Principal        Private
   January   9, 2004   Amount                   Investor      NA                  $25,000/NA

                       Promissory Note --
                       $25,000 Principal        Private
   January 9,   2004   Amount                   Investor      NA                  $25,000/NA

                       Promissory Note --       Private
                       $25,000 Principal        Investor
   January 9,   2004   Amount                                 NA                  $25,000/NA

                       Promissory Note --       Private
                       $25,000 Principal        Investor
   January 15, 2004    Amount                                 NA                  $25,000/NA

                       350,000 shares of        Consultant
                       common stock upon                                          $.001 per
   January 17, 2004    exercise of option                     NA                    share/NA

   February 13,        500,000 shares of        Private
   2004                common stock             Investor      NA                  $.10 per share/NA

                       50,000shares of          Private
   June 18, 2004       common stock             Investor      NA                  $.10 per share/NA

                                                Private
                       Promissory Note -
                                                Investor
                       $25,000 principal
   July 15, 2004       amount                                 NA                  $25,000/NA

                       Options to purchase      Officer of
   November 16,        250,000 shares of        Company
   2004                common stock                           NA                  $.05/NA

Item 5. Other Information.

Interim Chief Executive Officer

         On November 16, 2004, the Board of Directors appointed Jeanine Folz as Interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares of the Company's common stock for each three months that Ms. Folz is acting as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance, and the exercise price is $.05 per share. Ms. Folz is to receive 250,000 options at the beginning of each such three month period, and accordingly the first 250,000 options were issued to Ms. Folz as of November 16, 2004.

         Jeanine Marie Folz, 39, has been employed by Warrantech Corporation as Senior Vice President of Insurance Services since April 1998 and Assistant Secretary of the Company since January 1995. Ms. Folz held various positions since joining Warrantech in 1987, including Vice President of Insurance Services from October 1995 until March 1998. She is a past Director of the Service Contract Industry Council. Ms. Folz is a member of the Risk and Insurance Management Society and the National Association for Female Executives.

ITEM 6. EXHIBITS

10.20 Stock Option Agreement, dated November 16, 2004, between the Company and Jeanine Marie Folz.

31       Certification Pursuant to Section 302 of The Sarbanes Oxley Act of
         2002.

32       Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MEDSTRONG INTERNATIONAL CORPORATION
                                     (Registrant)


                                 By: /s/ Jeanine Marie Folz
                                     ------------------------------------
                                     Jeanine Marie Folz
                                     Chief Executive Officer and
                                     Principal Financial Officer


Dated: November 22, 2004

EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                     Description
--------------------------------------------------------------------------------
10.20 Stock Option Agreement, dated November 16, 2004, between the Company and Jeanine Marie Folz.
--------------------------------------------------------------------------------
31       Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
--------------------------------------------------------------------------------
32       Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------