Form 10KSB
period 2004-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2005-05-16
CIK 1136711

Form 10-KSB

[_]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended: December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to  ____________

                        Commission file number  333-57468
                                               -----------

                                    MedStrong International Corporation
                       -----------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                    95-4855709
         --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

350 Bedford Street, Suite 203, Stamford, CT          06901
-------------------------------------------          -----
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number (203) 352-8807
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
--------------------------             -----------------------------------------
       Common Stock                                       None

Warrants to Purchase Common Stock                         None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $387,977

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $851,842 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 12, 2005, quoted by the National

Quotation Bureau, LLC in the over-the-counter market. The aggregate market value of the Warrants held by nonaffiliates of the Issuer was approximately $141,960 based upon the last sales price prior to May 12, 2005, quoted by the National Quotation Bureau, LLC in the over-the-counter market.


The number of shares outstanding the issuer's common stock, $.001 par value, was 32,898,042 as of May 15, 2005 and the number of outstanding Warrants was 4,732,000 as of that date.


Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes ___; No  _X_

                                Table of Contents

PART I

  Item 1.     Description of Business.........................................
  Item 2.     Description of Property.........................................
  Item 3.     Legal Proceedings...............................................
  Item 4.     Submission of Matters to a Vote of Security Holders.............
PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters........
  Item 6.     Management's Discussion and Analysis or Plan of Operation.......
  Item 7.     Index to Financial Statements...................................
  Item 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................
  Item 8A.    Controls and Procedures.........................................
  Item 8B.    Other Information...............................................

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............
  Item 10.    Executive Compensation..........................................
  Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................
  Item 12.    Certain Relationships and Related Transactions..................
  Item 13.    Exhibits................................
  Item 14.    Principal Accountants Fees and Services.........................

EXHIBIT INDEX.................................................................

                                     PART I

                           FORWARD-LOOKING STATEMENTS

      Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. MedStrong International Corporation (the "Company", "MedStrong", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business, and (d) the Company's ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the availability of suitable business opportunities, (d) the successful development of the products and devices, and (e) the success of those opportunities in the marketplace.

ITEM 1.    DESCRIPTION OF BUSINESS

Background

         MedStrong International Corporation ("we", "us" or the "Company") is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. 32,748,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share, at a purchase price of $.40 per unit, presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRGW respectively.

         Our public offering described in our Prospectus was completed on December 31, 2001. A total of 4,302,000 units were sold in the offering. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at $.75 per share. An aggregate of $2,157,0000 in proceeds was paid for the units, of which over $1,650,000 was received by the Company, after the deduction of placement agent fees and expenses of the offering. These proceeds have been utilized for the purposes described in our Prospectus dated July 31, 2001 and incorporated herein by reference, including the payment in full of outstanding debt obligations at such time.


Liquidity and Financial Resources

         As of May 15, 2005, the Company had approximately 10 days of cash left to operate, and is in default as to $400,000 of notes payable. Through December 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,260,234 and has working capital and stockholders' deficiencies of $711,829 and $712,950, respectively, at December 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At December 31, 2004 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO, and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004 as amended on September 19, 2004.

         To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through August 20, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note was due October 15, 2004. The Company is in default of the terms of this note as to principal and interest. On December , 2004, we borrowed $50,000 from a private investor; the note bears interest at the rate of 20% per annum and is due December 31, 2005.

         As a result of its lack of operating success, the Company may not be able to raise additional financing to cover its costs and expenses and to meet its obligations as they mature.

         The Counsel for the Company resigned effective December 31, 2003 due to non-payment of their accumulated billing in the amount of $270,782. New Counsel has been retained. Old counsel has forgiven the amount owed to it by the Company.

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

Medical Records Business

     MedStrong developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong calls its service "Vital Health Information" and "Patient Data Quickly." MedStrong has approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business has generated gross receipts, but has never been profitable. Our Board of Directors determined to license our medical records applications to our current Chief Executive Officer as described immediately below, since the Board viewed that business as unlikely to be profitable for us.

         Effective April 1, 2004, MedStrong licensed, on an exclusive basis, the medical information field (the "Licensed Field") applications of our proprietary software to our Chief Executive Officer and President, Jerry R. Farrar, for a $65,000 up-front payment and continuing license fees and sold certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. We believe that Mr. Farrar will develop our medical information business in a manner to benefit us substantially. Our Board of Directors determined that it would be a more effective business strategy for us to focus our capital resources on our software applications in the Retained Field and on our proposed pharmaceutical development business or an acquisition.

         The related license agreement, as amended in connection with the settlement with Mr. Farrar described below (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril to the Company of 35% of the gross net margin of licensed products and services for certain specified clients. The License Agreement was effective April 1, 2004, and is for a perpetual term. MedStrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

         Effective September 19, 2004, Mr. Jerry R. Farrar, our Chief Executive Officer and Chief Financial Officer, and a Director, resigned from all of his positions with the Company. Mr. Farrar's employment agreement was terminated effective September 19, 2004, pursuant to a Settlement Agreement dated as of that date (the "Settlement Agreement").

Our Potential Businesses

         With the sale of our medical records business, our Board of Directors has determined that our business model should be re-evaluated to either continue to engage in a business in the health related area, where we have made one investment and which would involve business ventures with companies developing therapeutic products and devices, or, alternatively, if we do not make progress in the pharmaceutical development business, not to continue in that business and to identify and acquire another business through a business combination.

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

Patents and Proprietary Technology

Some of products we may invest in may be covered by patents. There can be no assurance that patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that issued patents or any patents subsequently issued to or licensed will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. The cost of litigation to uphold the validity of patents and to prevent patent infringement can be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that our business partner's patents will not be infringed or successfully avoided through design innovation.

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

There can be no assurance that any of our business partners would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all.

The enactment of the legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection.

In addition to the patents, patent applications, licenses and intellectual property processes described above, our business partners may also rely on unpatented technology, trademarks, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our business partners' technology or disclose such technology, or that our business partners can meaningfully protect their rights in such unpatented technology, trade secrets and information. Our business partners may require each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship. These types of agreements, if our business partners have them, generally provide that all inventions conceived by the individual in the course of employment or in providing services to our business partners and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of our business partners and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements if our potential business partners have them, will provide meaningful protection for our business partners' information in the event of unauthorized use or disclosure of such confidential information.

Business Combinations

         If our proposed pharmaceutical development business does not progress, we believe it may be necessary to acquire another business to prevent our having to cease operations. As of the date of this memorandum, we are focusing our efforts on identifying such a business in addition to identifying pharmaceutical related possible investments. As of this date, we have not entered into any agreements relating to any such acquisitions.

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

         We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of certain acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering, subject to compliance, however, with the filings required by the rules and regulations of the Securities and Exchange Commission with regard to the acquisition. The owners of the business opportunities will incur significant legal and accounting costs in connection with our acquisition of a business opportunity, including the ongoing costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. However, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o     available technical, financial and managerial resources;

         o     working capital and other financial requirements;

         o     history of operations, if any;

         o prospects for the future, and the nature of present and expected competition;

         o quality and experience of management services which may be available and the depth of that management;

         o     potential for further research, development, or exploration;

         o     potential for growth, expansion and profit; and

         o perceived public recognition of name identification, products and services.

         Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

         We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this memorandum, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Acquisition Structure

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

         In some circumstances, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.


Securities Regulation

         We are not registered and do not intend to register as an investment company under the Investment Company Act, or any similar state laws. We do not believe that any interests in medical products or devices in which we may invest will constitute investment in securities and, therefore, this potential business activity will not cause us to be subject to regulation as an "investment company." Nor do we believe that our efforts to identify and complete a business combination would cause us to be subject to such regulation. However, if the Securities and Exchange Commission requires us to register as an investment company in order to undertake our new businesses, our day-to-day operations would then become subject to the regulatory and disclosure requirements imposed by the Investment Company Act. We do not have the infrastructure to operate as an investment company and would not be able to continue doing business if we were required so to register as an investment company.

RISK FACTORS

RISKS RELATING TO THE COMPANY'S CURRENT OPERATIONS

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2004, we generated $1,684 in revenues from continuing operations and $396,293 in revenues from discontinued operations, incurred operating expenses of $156,512 from continuing operations and operating expenses from discontinued operations of $527,718, an extraordinary gain from forgiveness of debt of $288,616 and had a net income of $2,363. As of May 15, 2005, we had approximately ten days of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far. and we have earned $397,977 in revenues through December 31, 2004. As a result, as of December 31, 2004, we have a capital deficiency of ($712,950) and have a working capital deficiency of ($711,829). Although within the last year we raised a total of $169,569 in debt offerings, our financial condition still raises substantial doubt about our ability to operate as a going concern.

WE HAVE $400,000 IN DEBT WHICH WE HAVE NOT REPAID AND WHICH IS IN DEFAULT

From December 2002 through February 2003 we borrowed $250,000 by issuing 13 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. No principal payments have been made on these notes. The notes are due six months from the date issued. The notes mature at varying dates through July 2004. Subsequently, 11 note holders extended the payment of their notes to December 31, 2004. The past interest which accrued on the unpaid principal amounts of the 11 notes were waived by each of the 11 note holders and each of the 11 note holders agreed that the note be interest free to December 31, 2004. As consideration for the note holders extending the notes and forgiving the interest in the notes, each note holder was granted the right to purchase 2 shares of MedStrong Common Stock for each one dollar amount of his or her principal loan amount at a purchase price of $.01 per share. To date, none of the note holders have exercised their right to purchase MedStrong's shares. One note holder converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003 and one note holder is holding his original note which is past due.

In January 2004 we borrowed an additional $100,000 by issuing two promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes were due 60 days from the date issued and are now in default.

In July, 2004, we borrowed $25,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due October 15, 2004 and is now in default.

On November 29,2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum and is due December 31, 2005.

RISKS RELATING TO OUR POTENTIAL NEW PHARMACEUTICAL BUSINESS

THIS IS A NEW BUSINESS FOR US AND WE HAVE NO EXPERIENCE IN IT

We have effectively terminated our medical records on-line business since it has not been profitable and have, instead, entered into a license agreement with our former chief executive officer. We have begun efforts to engage in the business of entering into joint ventures and other arrangements to acquire interests in one or more products. We have no experience in this business and we have no way to determine whether it will be successful. To date, we have made one investment in this business, have not received any revenues and have no other contracts or prospects at this time.

We will have to obtain significant additional capital to develop our proposed pharmaceutical development business. There is no assurance that we will be able to obtain sufficient capital for this purpose.

THE RISKS RELATING TO ENTERING INTO JOINT VENTURE ARRANGEMENTS

If we acquire an interest in the proceeds from the marketing or sale of a product we still may not generate any revenues if our business partners are unable to sell the product or breaches or terminate the agreement it has with us.

THERE ARE RISKS RELATING TO POTENTIAL CORPORATE COLLABORATIONS

Our new business strategy may include identifying and partnering with one or more pharmaceutical and/or biotechnology companies. There can be no assurance that we will enter into any relationships with these firms and, even if we do enter into such relationships, that the arrangements will be on favorable terms or that our relationship will be successful. In some cases we will generate income from a relationship only after a product has achieved significant preclinical and/or clinical development, has procured requisite regulatory approvals and/or has established its manufacturing capabilities.

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

If any of our potential business partners breach or terminate their agreements with us, or fail to develop or commercialize their products or fail to develop or commercialize their products in a timely manner, our ability to receive revenues from the relationship would be adversely affected.

Our business also would be affected by the effectiveness of marketing of the products. A reduction in sales efforts or discontinuance of sales of any developed products could result in an unsuccessful product, thus having a material adverse effect on our business.

THERE ARE UNCERTAINTIES ASSOCIATED WITH PRECLINICAL AND UNSUCCESSFUL CLINICAL TESTING

Our potential business partners may be involved in developing drugs on which they plan to file investigational new drug applications with the FDA or make equivalent filings outside of the United States. There can be no assurance that necessary preclinical studies on these products will be completed satisfactorily, if at all, or that our potential business partners otherwise will be able to make their intended filings. Further, there can be no assurance that our potential business partners will be permitted to undertake and complete human clinical trials of any of their potential products, either in the United States or elsewhere, or, if such trials are permitted, that such products will not have undesirable side effects or other characteristics that may prevent them from being approved or limit their commercial use if approved.

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

ANY PRODUCT IN WHICH WE HAVE AN INTEREST WILL FACE COMPETITION

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

THE PRODUCTS MAY BE SUBJECT TO GOVERNMENT REGULATIONS AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL

Our future products, if any, may be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other Federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the our potential business partners' products.

Among other requirements, FDA approval may be required before such products may be marketed in the United States. In order to obtain FDA approval of a product, our potential business partners must demonstrate to the satisfaction of the FDA that such product is safe and effective for its intended uses and that our potential business partners are capable of manufacturing the product with procedures that conform to the FDA's current Good Manufacturing Practices regulations, which must be followed at all times. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays and our potential business partners may have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that such approvals will be granted on a timely basis, or at all.

Our potential business partners may also be subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above, and there can be no assurance that foreign regulatory approvals will be obtained on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other foreign countries. Nor does approval by regulatory authorities in other countries assure approval by the FDA. There can be no assurance that our potential business partners or their partners will file for regulatory approvals or receive necessary approvals to commercialize product candidates in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect.

SALES AND MARKETING MAY BE UNSUCCESSFUL

Our business partners, if any, will seek to market and sell their products through distribution, co-marketing, co-promotion or licensing arrangements with third parties. Our potential business partners may not have experience in sales, marketing or distribution and might not have management and staff that are trained in these areas.

Thus, any revenues received by our potential business partners may be dependent on the efforts of third parties. There can be no assurance that our potential business partners will be able to establish a successful marketing program.

WE MAY DEPEND ON THE PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

We may depend in part on the strength of our potential business partners obtaining, maintaining and enforcing patent and other proprietary rights for their products. Because of the pharmaceutical industry's competitive nature, there is a great potential for other companies to develop and market similar products. There can be no assurance that patent applications owned by or licensed to our potential business partners will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Although a patent may have a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our potential business partners' issued patents for products will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. The cost of litigation to uphold the validity of patents and to prevent infringement is often substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that our potential business partners' products will not be infringed. In addition to patents, patent applications and licenses, our potential business partners will probably also rely on unpatented technology, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our potential business partners' technology or disclose such technology, or that our potential business partners can meaningfully protect their rights in such unpatented technology, trade secrets and information.

UNCERTAINTY RELATED TO HEALTH CARE REFORM MEASURES AND REIMBURSEMENT

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

OUR POTENTIAL BUSINESS PARTNERS MAY BE EXPOSED TO PRODUCT LIABILITY RISKS AND MAY HAVE LIMITED INSURANCE AVAILABLE

Our potential business partners' businesses may be exposed to potential product liability risks which may be inherent in the testing, manufacturing, marketing and sale of human vaccine and therapeutic products, and there can be no assurance that our potential business partners will be able to avoid significant product liability exposure. Even if our potential business partners have insurance, there can be no assurance that the potential business partners' insurance coverage will continue to be adequate as our potential business partners' further develops products. In addition, our potential business partners' license and development agreements, if any, may require our potential business partners to obtain product liability insurance and it is possible that license and collaborative agreements which our potential business partners may enter into in the future may also include such a requirement. There can be no assurance that in the future adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim or recall would not have a material adverse effect on our potential business partners, and potentially a material adverse effect on our business.

OUR POTENTIAL BUSINESS PARTNERS MAY REQUIRE ADDITIONAL FINANCING THAT WE OR THIRD PARTIES ARE UNABLE TO PROVIDE

Our potential business partners may require financing in excess of the amount that we have provided in order to complete development or to commercialize their products. If this additional financing is not available to a business partner of ours that requires such financing, our investment in that business partner could be lost.

RISKS RELATING TO ACQUISITION OF ANOTHER BUSINESS THROUGH A BUSINESS COMBINATION

SPECULATIVE NATURE OF OUR OPERATIONS

         The success of our alternative plan of operation, if we complete the acquisition of another business, will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

         We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION

         We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity not having any significant operating history or assets, or with a limited potential for earnings.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Sections 13 and 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude us from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF DIVERSIFICATION

Our operations, if we engage in a business combination, will be limited to those engaged in by the entity with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as members of our board of directors. The resulting change in control of us could result in removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION

If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

EMPLOYEES

      The Company currently has one part-time professional employee.

FINANCING TRANSACTIONS

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


      On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company's issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 100,000 shares of common stock.

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

         In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note was due October 15, 2004. The Company is in default of the terms of this note as to principal and interest.

         On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum and is due December 31, 2005.

REPORTS TO SECURITY HOLDERS

      Medstrong is a reporting company under the Securities Exchange Act of 1934 and files reports with the Security and Exchange Commission (SEC). The company files Form 10-QSB quarterly reports, Form 10-KSB Annual Reports, and Current Reports on Form 8-K as required.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We have moved our primary offices from Rancho Palos Verdes, California, to 350 Bedford Street, Suite 203, Stamford, Connecticut 06901. On July 7, 2004, the Company entered into a lease termination agreement with its former landlord in Rancho Palos Verdes terminating all obligations under the lease dated November 2, 2000 for a cash settlement of $20,000.

         On June 1, 2004, we entered into a one year agreement of use with Warrantech Corporation. The terms of the agreement are for the use of an office from Warrantech Corporation for $350.00 per month. The agreement will renew automatically for additional one year terms unless terminated in writing by either party at least 30 days prior to the end of the then current term.


ITEM 3.    LEGAL PROCEEDINGS.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

      The Company's common stock ("MSRG") and the Company's warrants ("MSRGW") are thinly traded.

      The quotations below for the common stock and warrants are up until March 31, 2005 dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

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

PRICE RANGE OF COMMON STOCK

            2003:     Q1            Q2             Q3            Q4


                   H      L      H      L       H      L       H      L
                  $.57  $.45    $.75  $.40     $.50  $.27     $.33  $.10


                  2004:     Q1            Q2             Q3            Q4

                   H      L      H      L       H      L       H      L
                  $.37  $.13  $.15    $.05    $.10    $.05    $ .10  $ .05


                  2005:     Q1

                   H      L
                  $.06   $.05

PRICE RANGE OF WARRANTS

            2003:     Q1            Q2             Q3            Q4

                  $.30  $.16    $.18  $.11     $.30  $.09     $.11  $.07


            2004:     Q1            Q2             Q3            Q4

                  $.22  $.06    $.07  $.02     $.02  $.02     $.03  $ .02


            2005:     Q1

                   H      L

                  $.05   $.03

HOLDERS

      As of May 15, 2005, there were approximately 111 holders of record of the Company's common stock and approximately 77 holders of record of the Company's warrants.

DIVIDENDS

      Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as at December 31, 2004.

--------------------------------------------------------------------------------
                   (a)              (b)                    (c)
--------------------------------------------------------------------------------
Plan category      Number of        Weighted-average       Number of securities
                   securities to    exercise price of      remaining available
                   be issued upon   outstanding options,   for future issuance
                   exercise of      warrants and rights    under equity
                   outstanding                             compensation plans
                   options,                                (excluding securities
                   warrants and                            reflected in
                   rights                                  column (a))
--------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders   1,340,000                $0.05 to $0.25             1,310,000
--------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders
--------------------------------------------------------------------------------
Total              1,340,000                                           1,310,000
--------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

PLAN OF OPERATION

BACKGROUND

         MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At December 31, 2004, 32,898,043 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRGW respectively.

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

EMPLOYEES

The Company currently has one part-time professional employee.

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

         In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000.

         On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company's issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 100,000 shares of common stock.

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

         On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum and is due December 31, 2005.

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

Liquidity and Financial Resources

         As of May 15, 2005, the Company had approximately 10 days of cash left to operate. Through December 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,260,234 and has working capital and stockholders' deficiencies of $711,829 and $712,950, respectively, at December 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At December 31, 2004 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

         To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through August 20, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest. On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum and is due December 31, 2005.

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

ITEM 7.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)


                                    I N D E X

                                                                        Page No.
                                                                        --------

Independent Auditors' Report .........................................     26

Balance Sheets as at December 31, 2004 and 2003 ......................     27

Statements of Operations
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004 .........     28

Statements of Stockholders' Equity (Capital Deficiency)
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004..........     29

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004..........   30, 31

Notes to Financial Statements ........................................   32 - 45

[WSL LOGO]  WEINICK
              SANDERS

                LEVENTHAL & CO., LLP

                                                                   1375 BROADWAY
                                                       NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
                                                                    212-869-3333
                                                                FAX 212-764-3060
                           CERTIFIED PUBLIC ACCOUNTANTS            WWW.WSLCO.COM


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
MedStrong International Corporation

We have audited the accompanying balance sheets of MedStrong International Corporation (A Development Stage Company) as at December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 2004 and 2003 and for the period from May 19, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedStrong International Corporation (A Development Stage Company) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from May 19, 2000 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders' capital deficiencies of $711,829 and $712,950, respectively, at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
May 13, 2005

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                             December 31,
                                                                    ---------------------------
                                                                        2004            2003
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents                                         $    14,105     $    24,301
  Accounts receivable                                                        --           1,421
  Prepaid expenses                                                           --          26,368
                                                                    -----------     -----------
        Total current assets                                             14,105          52,090
                                                                    -----------     -----------

Property and equipment, at cost, less
  accumulated depreciation and amortization
  of $35,194                                                                 --          35,940
                                                                    -----------     -----------

Other assets:
  Security deposit                                                           --           4,277
  Deferred financing and interest costs                                      --          66,775
                                                                    -----------     -----------
        Total other assets                                                   --          71,052
                                                                    -----------     -----------

                                  Total assets                      $    14,105     $   159,082
                                                                    ===========     ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                     $   500,000     $   283,431
  Accounts payable and accrued expenses                                 225,934         552,367
                                                                    -----------     -----------
        Total current liabilities                                       725,934         835,798
                                                                    -----------     -----------

Long-term liabilities:
  Long-term royalty obligation                                               --          54,161
  Deferred rent                                                           1,121          44,786
                                                                    -----------     -----------
                                                                          1,121          98,947
                                                                    -----------     -----------
Commitments and contingencies                                                --              --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,898,043 shares
      at December 31, 2004 and 31,898,043
      shares at December 31, 2003                                        32,898          31,898
  Additional paid-in capital                                          2,514,386       2,455,036
  Deficit accumulated in the development stage                       (3,260,234)     (3,262,597)
                                                                    -----------     -----------

Total stockholders' capital deficiency                                 (712,950)       (775,663)
                                                                    -----------     -----------

Total Liabilities and Capital Deficiency                            $    14,105     $   159,082
                                                                    ===========     ===========

                       See notes to financial statements.

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                       For the Period
                                                                            From
                                        For the Year   For the Year     May 19, 2000
                                           Ended           Ended       (Inception) to
                                       December 31,    December 31,     December 31,
                                           2004            2003            2004
                                       ------------    ------------    ------------
Continuing operations:
 Revenues                              $      1,684    $         --    $      1,684
                                       ------------    ------------    ------------
Cost and expenses:
 Selling, general and administrative          7,360                           7,360
 Loss on investment in A D. Pharma          125,000                         125,000
 Interest expense                            24,152              --          24,152
                                       ------------    ------------    ------------
 Total costs and expenses                   156,512              --         156,512
                                       ------------    ------------    ------------
 (Loss) from continuing operations         (154,828)             --        (154,828)
                                       ------------    ------------    ------------

Disc ontined operations:
Revenues:
 Sales                                      105,332         277,700         445,466
 Sale of license                            280,557                         280,557
 Royalties                                   10,404              --          10,404
                                       ------------    ------------    ------------
 Total revenues                             396,293         277,700         736,427
                                       ------------    ------------    ------------
Cost and Expenses:
  Cost of sales                                  --              --             430
  Selling, general and
administrative                              445,856       1,088,777       3,681,695
  Interest income                            (1,971)            (34)         (6,483)
  Financing costs                            50,082          24,183         339,216
  Interest expense                           33,751          48,757         115,591
                                       ------------    ------------    ------------
 Total costs and expenses                   527,718       1,161,683       4,130,449
                                       ------------    ------------    ------------
(Loss) from discontinued operations        (131,425)       (883,983)     (3,394,022)
                                       ------------    ------------    ------------
Extraordinary gain - forgiveness
  of debt                                   288,616              --         288,616
                                       ------------    ------------    ------------
Net income (loss)                      $      2,363    ($   883,983)   ($ 3,260,234)
                                       ============    ============    ============

Per share data - basic and diluted:
 Loss from continuing operations       ($      0.00)   ($      0.03)
 Loss from discontinued operations            (0.00)             --
 Extraordinary gain                            0.01              --
                                       ------------    ------------
Net income (loss)                      $       0.00    ($      0.03)
                                       ============    ============
Weighted average shares
 outstanding - basic and diluted         32,729,259      31,506,122
                                       ============    ============

                       See notes to financial statements.

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                           Deficit                         Total
                                                                                         Accumulated                   Stockholders'
                                                     Common Stock         Additional        in the          Stock         Equity
                                              -------------------------     Paid-in      Development    Subscriptions    (Capital
                                                 Shares         Value       Capital         Stage        Receivable     Deficiency)
                                              -----------   -----------   -----------    -----------    -----------    -----------
Common stock issued to
  and subscribed to by founders                26,000,000   $    26,000   $        --    $        --    ($   26,000)   $        --
Fair value of purchase rights issued
  in private placement                                                         14,700                                       14,700
Net loss                                               --            --            --        (79,157)            --        (79,157)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2000                   26,000,000        26,000        14,700        (79,157)       (26,000)       (64,457)

Payments of stock subscriptions                        --            --            --             --         26,000         26,000
Exercise of stock rights by note holders          365,000           365         3,285             --             --          3,650
Common stock issued to
  medical advisory board                          200,000           200            --             --             --            200
Common stock sold in connection
  with public offering                          4,302,000         4,302     2,146,698             --                     2,151,000
Costs and fees associated
  with issuance of common stock                        --            --      (537,491)            --             --       (537,491)
Fair market value of purchase rights
  to be issued in private placement                    --            --       251,288             --             --        251,288
Net loss                                               --            --            --     (1,151,807)            --     (1,151,807)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2001                   30,867,000        30,867     1,878,480     (1,230,964)            --        678,383
Exercise of stock rights by note holders          115,000           115         1,035             --             --          1,150
Common stock issued for services rendered         176,000           176       108,174             --             --        108,350
Net loss                                               --            --            --     (1,147,650)            --     (1,147,650)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002                   31,158,000        31,158     1,987,689     (2,378,614)            --       (359,767)

Sale of common stock                              410,043           410        91,777                                       92,187
Exercise of stock option                          120,000           120        29,880                                       30,000
Conversion of note payable into common stock      100,000           100        24,900                                       25,000
Issuance of common stock for services rendered    110,000           110        23,640                                       23,750
Compensatory element of stock option grants                                   211,650                                      211,650
Compensatory element of stock purchas rights                                   85,500                                       85,500
Net loss                                               --            --            --       (883,983)            --       (883,983)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                   31,898,043        31,898     2,455,036     (3,262,597)            --       (775,663)

Exercise of stock option                          350,000           350            --             --                           350
Sale of common stock                              550,000           550        54,450             --                        55,000
Common stock issued for payment of royalties      100,000           100         4,900             --                         5,000
Net income                                             --            --            --          2,363             --          2,363
                                              -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004                   32,898,043        32,898     2,514,386     (3,260,234)            --       (712,950)
                                              ===========   ===========   ===========    ===========    ===========    ===========


                       See notes to financial statements.

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                           For the Year       For the Year         Cumulative
                                                              Ended              Ended          From May 19, 2000
                                                           December 31,       December 31,       (Inception) to
                                                               2004               2003         December 31, 2004
                                                           -----------        -----------      ------------------
Cash flows from operating activities:
Continuing operations:                                     ($  154,828)       $        --        ($  154,828)
                                                           -----------        -----------        -----------
  Adjustments to reconcile discotinued loss to net
      cash used in operating activities:
    Amortization of deferred financing costs                    16,693                 --             16,693
    Loss on investment in A.D. Pharma                          125,000                               125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts payable and accrued expenses                      2,459                 --              2,459
                                                           -----------        -----------        -----------
  Total adjustments                                            144,152                 --            144,152
                                                           -----------        -----------        -----------
Net cash used in continuing operating activities               (10,676)                --            (10,676)
                                                           -----------        -----------        -----------

Net cash used in discontinued operating activities            (241,653)          (368,785)        (2,195,760)
                                                           -----------        -----------        -----------

Net cash provided by (used in) operations                     (396,481)          (368,785)        (2,350,588)
                                                           -----------        -----------        -----------

Extraordinary gain - forgiveness of debt                       288,616                 --            288,616
                                                           -----------        -----------        -----------

Cash flows used in investing activities:
  Investment in A. D. Pharma                                  (125,000)                             (125,000)
  Purchase of property and equipment                                --            (15,207)           (74,899)
                                                           -----------        -----------        -----------
Net cash flows used in investing activities:                  (125,000)           (15,207)          (199,899)
                                                           -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from notes payable                                  169,569            239,950            864,519
  Payments of notes payable                                     (2,250)           (36,519)          (388,769)
  Net proceeds from issuance of common stock                    55,350            122,187          2,165,887
  Proceeds from sale of royalty agreement                           --             50,000             50,000
  Equipment loans                                                   --                 --            (32,481)
  Payments of financing costs                                       --                 --            (56,200)
  Offering costs and fees                                           --                 --           (326,980)
  Due to stockholder                                                --                 --                 --
                                                           -----------        -----------        -----------
Net cash provided by (used in) financing activities            222,669            375,618          2,275,976
                                                           -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents           (10,196)            (8,374)            14,105

Cash and cash equivalents at beginning of period                24,301             32,675                 --
                                                           -----------        -----------        -----------

Cash and cash equivalents at end of period                 $    14,105        $    24,301        $    14,105
                                                           ===========        ===========        ===========


                       See notes to financial statements.

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        For the Year   For the Year      Cumulative
                                                           Ended          Ended       From May 19, 2000
                                                        December 31,   December 31,    (Inception) to
                                                            2004           2003      December 31, 2004
                                                         ---------      ---------    ------------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                             $      --      $  23,188       $ 32,311
                                                         =========      =========       ========

    Income taxes                                         $      --      $      --       $     --
                                                         =========      =========       ========

Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered              $      --      $  23,750       $108,350
                                                         =========      =========       ========

  Common stock issued for accrued interest               $   5,000      $      --       $  5,000
                                                         =========      =========       ========

  Note payable converted to common stock                 $      --      $  25,000       $ 25,000
                                                         =========      =========       ========

  Royalty obligation converted to note payable           $  50,000      $      --       $ 50,000
                                                         =========      =========       ========

  Deferred financing and offering costs                  $      --      $      --       $249,689
                                                         =========      =========       ========

  Fair value of purchase rights issued
    to noteholders                                       $      --      $  85,500       $265,998
                                                         =========      =========       ========

  Compensatory element of stock option                   $      --      $ 211,650       $     --
                                                         =========      =========       ========

  Equipment financed                                     $      --      $      --       $ 34,120
                                                         =========      =========       ========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE  1  -       PLAN OF ORGANIZATION.

                     (a) Organization and Presentation of Financial Statements:

         MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2004, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,260,234 and has working capital and stockholders' deficiencies of $711,829 and $712,950, respectively, at December 31, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong invested approximately $1,750,000 in its Medical Records Business. Until its sale in April 2004, the only memberships that have been contracted have been through wholesale offerings. The Medical Records Business generated gross receipts, but has never been profitable. The Company did not expect that it will ever earn a profit from this business, and the Board of Directors determined to license to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000 which is reflected in the accompanying balance sheet at December 31, 2003 as assets held for resale. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

         The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement was effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. On September 19, 2004, the Company entered into an agreement with Mr. Farrar under which it accepted Mr. Farrar's resignation as CEO and termination of his employment contract and we released Mr. Farrar from the future minimum royalty payments payable to us under the license agreement. Mr. Farrar terminated his employment contract as our CEO and he released the Company from any obligations owed to him at that date.

NOTE  1  -       PLAN OF ORGANIZATION.  (Continued)

                     (a) Organization and Presentation of Financial Statements:

         The agreement also amended the future royalties to be received from the license, if any, to 35% of earned revenues from two customers only. The $65,000 up front fee which had been deferred and was to be recognized in revenues over the period management estimated the Minimum Royalty would be earned of three years. The three and six month financial statements previously included amortization of deferred royalties. The financial statements for the year ended December 31, 2004 reflect the entire $255,000 as earned revenues from the sale of the license as all requirements in the sale have been completed by both parties. Future royalties, if any, from the two customers will be recognized as reported by the licensee. Presently, Medstrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement. With the termination of the CEO's employment in September 2004, the Board has considered the medical records operation a discontinued operation. Accounting principles generally accepted in the United States of America require that financial statements present a discontinued operation separately in its financial statements for all periods presented.

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

NOTE  1  -       PLAN OF ORGANIZATION.  (Continued)

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

                     (b) Principal Business Activity:

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

                     (b) Revenue Recognition:

         Through December 31, 2004, the Company had minimal revenues and was in the development stage. The Company recognized revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

                     (g) Earnings Per Share:

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

                     (h) Advertising Costs:

         The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $5,400, $12,973 and $104,562 for the years ended December 31, 2004 and 2003 and for the period from May 19, 2000 (Inception) to December 31, 2004, respectively.

         Recently Issued Accounting Pronouncements:

                  On December 16, 2004, the Financial Accounting Standards Board
         (FASB) issued SFAS No. 123(R), "Share-BaseD Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at far value on the date of grant, and to be expensed over the applicable vesting period. The Company will be required to comply with SFAS No. 123(R) for all financial period commencing after December 15, 2005.

                  Management believes the adoption of this pronouncement will not have a material impact on the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS.

         Prepaid expenses and other current assets are comprised of the following:

                                    December 31, 2004  December 31, 2003
                                    -----------------  -----------------
Continuing operations                   $     --           $    --
                                        ========           =======
Discontinued operations:
  Prepaid insurance                     $     --           $16,368
  Assets held for resale                      --            10,000
                                        --------           -------
                                        $     --           $26,368
                                        ========           =======


NOTE 4 - PROPERTY AND EQUIPMENT.

         At December 31, 2004, the Company does not have property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the abandonment of property and equipment of the discontinued operation and a charge to discontinued operations of $29,955. Property assets were as follows:

                                    December 31, 2004  December 31, 2003
                                    -----------------  -----------------
Continuing operations:                  $     --           $    --
                                        ========           =======

Discontinued operations:
  Office equipment                      $     --           $53,841
  Computer and software                       --            24,675
                                        --------           -------
                                              --            78,516
Less:  Accumulated depreciation
         and amortization                     --            42,576
                                        --------           -------

                                        $     --           $35,940
                                        ========           =======

         On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The accompanying financial statements at December 31, 2003 reflect this transaction in other current assets under the caption assets held for resale. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 has been charged to operations in fiscal 2003. Depreciation of $5,985 and $26,550 was charged to discontinued operations in 2004 and 2003, respectively.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

         Accounts payable and accrued expenses are comprised of the following:

                              December 31, 2004           December 31, 2003
                           -----------------------     ----------------------
                          Continuing   Discontinued   Continuing   Discontinued
                          Operations    Operations    Operations    Operations
                           --------      --------      --------      --------
Professional fees          $ 38,359      $ 40,224      $     --      $357,976
Consulting fees               3,500         8,258            --         7,509
Advertising                      --        13,369            --        13,369
Interest                     24,152        11,823            --         5,055
Salary and Payroll Taxes         --        43,737            --        84,548
Rent                            350            --            --        13,022
Sundry operating expenses        --        42,162            --        70,888
                           --------      --------      --------      --------
                           $ 66,361      $159,573      $     --      $552,367
                           ========      ========      ========      ========

NOTE 6 - LOAN PAYABLE - EQUIPMENT.

         In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in 2002. In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest of $55 was charged to operations in 2003 and remains unpaid at December 31, 2004 and 2003.

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

         Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $16,693 was charged to continuing operations in 2004. Amortization of $50,082 and $18,725 was charged to discontinued operations in 2004 and 2003.

         On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 24, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance. Interest expense of $7,459 was charged to continuing operations and $33,751 and $38,895 was charged to discontinued operations in the years ended December 31, 2004 and 2003, respectively.

         At December 31, 2004, $175,000 in notes payable to stockholders and the placement agent as well as accrued interest are in default. On January 1, 2005, an additional $225,000 in notes became past due and are in default.

NOTE 8 - RELATED PARTY TRANSACTIONS.

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

         On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

         In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations in 2004 was 2,450 of which $350 remains unpaid and is included in accrued expenses and other current liabilities at December 31, 2004.

NOTE 9 - DEFERRED RENT.

         The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense for the discontinued operation's premises that was charged to operations differed with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability at December 31, 2003 is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. During fiscal 2003, the Company renegotiated the lease with its landlord which resulted in reduced space and reduced rent. The unpaid balance under the old lease of $13,022 at December 31, 2003 was to be repaid in installments through September 1, 2004. With the sale of the Medical Records segment, the Company settled its rental obligation to this landlord for $20,000.

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

         On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provides for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2004 and 2003.

         On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operations. She remained a consultant to the Company until the Medical Records segment was sold. Ms. Farrar and Jerry R. Farrar, CEO, were formally married and are now divorced.

NOTE 11 - INCOME TAXES.

         At December 31, 2004, the Company had a net operating loss carryforward amounting to approximately $3,260,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,109,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                    Cumulative
                                                                                 From May 19, 2000
                                  For the Year Ended      For the Year Ended      (Inception) to
                                   December 31, 2004       December 31, 2003     December 31, 2003
                                  ------------------      -----------------     ------------------
Income (loss) before income taxes    $  2,363              ($  883,983)         ($ 3,260,234)
                                     ========              ============         ============

Computed tax benefit at
  statutory rate                          400   15.0%      (300,600)  (34.0%)     (1,109,000)  (34.0%)
Utilization of operating loss
  carryforward                           (400)                (15.0%)
Net operating loss
  valuation reserve                        --     --%       300,600    34.0%       1,109,000    34.0%
                                     --------   ----       --------   -----     ------------   -----

Total tax benefits                   $     --     --%      $     --      --%    $         --      --%
                                     ========   ====       ========   =====     ============   =====


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

NOTE 12 - CAPITAL STOCK. (Continued)

                     (b) Initial Sale of The Company's Securities to the Public:

         The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 8,000,000 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.75 per share) at $0.50 per unit. The underwriter's compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 1,600,000 shares of common stock at $0.75 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 4,302,000 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 4,302,000 units..

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

                     (d) Common Stock Issued Through Conversion Of Debt:

         A member of the Medical Advisory Board converted one of his $25,000 notes into 100,000 shares of the Company's common stock. The fair value of the shares issued on the date of conversion was the average of the bid and ask of the Company's publicly traded shares.

         A shareholder received 100,000 common shares as payment for royalties owed under a long-term royalty obligation that was converted into a note payable. The fair value of the shares issued of $5,000 was determined by the average of the common stock's bid and ask prices on the date of issuance.

NOTE 12 - CAPITAL STOCK. (Continued)

                     (e) Private Placements:

         The Company commenced the sale of up to 20,000,000 shares of its common stock in May 2003 at $0.25 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 410,043 of its common shares for $92,187 (net of placement agent's fees of $10,325).

         In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, two individuals purchased common shares for $55,000.

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

         Pursuant to the termination agreement between the Company and its former CFO, the CFO's option to acquire 350,000 common shares at $0.001 vested immediately. As determined by the average of the bid and ask of the Company's free trading common stock, the excess of the fair value of the securities under option and the exercise price of the option aggregated $59,150 which was charged to operations on the grant date in 2003. The CFO on January 17, 2004 exercised this option for 350,000 shares.

         On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an option to acquire 250,000 shares of the Company's common stock at $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at $0.05 per share for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period.

         The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 5 to 10 years.

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2004            2003
                                                   -----------    ------------

         Net income (loss) as reported             $     2,363    ($   883,983)
                                                   ===========    ============

         Net (loss) pro forma                      ($   52,911)   ($   905,712)
                                                   ===========    ============

         Shares - basic and diluted                 32,729,529      31,506,122
                                                   ===========    ============

         Net Income (loss) per share as reported   $      0.00    ($      0.03)
                                                   ===========    ============

         Net (loss) per share - pro forma          ($     0.00)   ($      0.03)
                                                   ===========    ============

         Presented below is a summary of the status of the outstanding stock options:

                                                       For the Years Ended December 31,
                                                 2004                                  2003
                                     -----------------------------          --------------------------
                                                         Weighted                               Weighted
                                                         Average                                 Average
                                                         Exercise                               Exercise
                                       Shares              Price              Shares              Price
                                     ----------           -------           ----------          -------
Options outstanding at beginning      1,490,000        $0.001 to 0.25              --             $ --
Granted                                 200,000              0.05           2,220,000         0.001 to 0.25
Expired                                     --                 --           ( 610,000)             0.25
Exercised                            ( 350,000)           ( 0.00)           ( 120,000)           ( 0.25)
                                     ----------           -------           ----------           -------

Options outstanding at end            1,340,000        $0.05 to $0.25        1,490,000       $0.001 to $0.25
                                     ==========        ==============        =========       ==============


NOTE 13 - COMMITMENTS AND CONTINGENCIES.

                     Leases:

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

     NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

         The Company's quarterly financial data for the year ended December 31, 2004 and 2003 follows below:

                                                           For The Quarter Ended
                                      -------------------------------------------------------------
                                         March 31,       June 30,     September 30,    December 31,
                                      ------------    ------------    ------------    ------------
2004:
(Loss) from continuing operations     $         --    ($   125,000)   $         --    ($    29,828)
(Loss) from discontinued operations       (179,830)        (78,472)        123,658          (3,219)
Extraordinary gain                              --         278,374           5,417           4,825
Net Income (loss)                     ($   179,830)   $     74,902    $    129,075    ($    28,222)
                                      ============    ============    ============    ============

Income (loss) per share:
(Loss) from continuing operations     $         --    ($      0.00)   $         --    ($      0.00)
(Loss) from discontinued operations          (0.01)          (0.00)           0.00           (0.00)
Extraordinary gain                              --
Net Income (loss)                     ($      0.01)   $       0.00    $       0.00    ($      0.00)
                                      ============    ============    ============    ============

Shares used in computation              32,571,821      32,748,043      32,748,043      32,799,130
                                      ============    ============    ============    ============

2003:
(Loss) from continuing operations     $         --    $         --    $         --    $         --
(Loss) from discontinued operations   ($   220,926)       (407,011)       (175,427)        (80,629)
Extraordinary gain                              --              --              --              --
Net Income (loss)                     ($   220,926)   ($   407,011)   ($   175,427)   ($    80,629)
                                      ============    ============    ============    ============

Income (loss) per share:
(Loss) from continuing operations     $         --    $         --    $         --    $         --
(Loss) from discontinued operations          (0.01)          (0.01)          (0.01)          (0.00)
Extraordinary gain                              --              --              --              --
Net Income (loss)                     ($      0.01)   ($      0.01)   ($      0.01)   ($      0.00)
                                      ============    ============    ============    ============

Shares used in computation              31,158,000      31,294,742      31,733,987      31,733,987
                                      ============    ============    ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None


ITEM 8A. CONTROLS AND PROCEDURES

                  The Company's Chief Executive Officer and Principal Financial Officer, Jeanine Marie Folz, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Ms. Folz has as of the close of the period covered by this Annual Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to her during the period covered by this Annual Report. Since her evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

ITEM 8B. OTHER INFORMATION.

                  On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

                  In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 24, 2005.

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

The directors and executive officers of the Company are as follows:
--------------------------------------------------------------------------------
Name                Age                    Position
--------------------------------------------------------------------------------
Joel San Antonio    51     Director and Chairman of the Board
--------------------------------------------------------------------------------
Jeanine M. Folz     39     Chief Executive Officer
--------------------------------------------------------------------------------
Ronald Glime        59     Director
--------------------------------------------------------------------------------
David Scotch        64     Director
--------------------------------------------------------------------------------
Edward L. Spindel   47     Director
--------------------------------------------------------------------------------
Michael R. Spindel  40     Director
--------------------------------------------------------------------------------
Michael Salpeter    49     Director
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

JEANINE M. FOLZ

         Ms. Folz was appointed Chief Executive Officer of the Company on November 16, 2004. She has been employed by Warrantech Corporation as Senior Vice President of Insurance Services since April 1998 and Assistant Secretary of the Company since January 1995. Ms. Folz held various positions since joining Warrantech in 1987, including Vice President of Insurance Services from October 1995 until March 1998. She is a past Director of the Service Contract Industry Council. Ms. Folz is a member of the Risk and Insurance Management Society and the National Association for Female Executives.

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

MEDICAL ADVISORY BOARD

         The Company's Medical Advisory Board consisted of nine medical professionals. In September 2003, the Medical Advisory Board was disbanded.

ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation                                           Awards           Payouts
---------------------------------                         -------------------  ------------------
(a)               (b)         (c)      (d)     (e)      (f)          (g)         (h)     (i)
Name                                      Other      Restricted   Securities
and                                       Annual   Stock          Underlying    LTIP    All Other
Principal         Year     Salary     Bonus    Comp.   Awards      Options/     Payouts Comp.
Position          (1)        ($)       ($)     ($)      ($)        SARs(#)       ($)    ($)
--------------    ----     --------   -----   ------  ---------   ----------    ------- ---------

Jerry R.          2004     $      0
Farrar            2003     $150,000

Jeanine M.
Folz              2004     $ 10,600                               250,000

-----------
(1)  Fiscal years ended December 31, 2003 and 2004.
(2)


EMPLOYMENT AGREEMENTS

         In January 2001, MedStrong and Jerry R. Farrar entered into a 3 year employment agreement pursuant to which Mr. Farrar became the President and Chief Executive Officer of MedStrong. The employment agreement provided for a base salary of $150,000 with a minimal annual 5% increase. Mr. Farrar received a $50,000 signing bonus that was to have been paid by MedStrong within 30 days of MedStrong receiving $1,000,000 in capital from any source. He was paid $30,000 in December 2001 and $20,000 in January 2002. Effective September 19, 2004, Mr. Farrar resigned from all of his positions with the Company. Mr. Farrar's employment agreement was terminated effective September 19, 2004, pursuant to a Settlement Agreement dated as of that date.

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

         On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operation. She will remain as a consultant to the Company. In the event of her termination as a consultant, the Company agreed to a sixty day contract severance fee and ninety days of paid health insurance. Ms. Farrar and Jerry R. Farrar, CEO were formerly married and are now divorced.

         On November 16, 2004, the Board of Directors appointed Jeanine Folz as interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares of the Company's common stock for each three months that Ms. Folz is acting as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance, and the exercise price is $.05 per share. Ms. Foltz is to receive 250,000 options at the beginning of each such three month period, and accordingly the first 250,000 options were issued to Ms. Folz as of November 16, 2004, and the second 250,000 options were issued on February 16, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of May 15, 2005. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of
Beneficial Owner           Shares Beneficially Owned (1) (2)
Number Percent
--------------------------------------------------------------------------------
Joel San Antonio (3)            13,320,000                       40.48%
Jeanine M. Folz (4)                500,000                        1.52%
Ronald Glime (5)                 1,000,000                        3.05%
Charles Stiene (6)               4,000,000                       12.21%
David Scotch (7)                   360,000                        1.10%
Edward Spindel (8)                 360,000                        1.10%
Michael Spindel (9)                360,000                        1.10%
Michael Salpeter (10)              360,000                        1.10%
Jerry R. Farrar (11)             2,000,000                        6.11%

All current directors and
executive officers of
MedStrong, as a group           17,760,000                       53.98%
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

(2) The number and percentage of shares beneficially owned are based on 32,748,043 shares of common stock issued and outstanding as of March 31, 2005. Except as disclosed as to Ms. Folz, none of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

(3) Ms. Folz's address is c/o Medstrong International Corporation, 350 Bedford St., Stamford, CT 06901. Ms. Folz has the right to acquire 500,000 shares of common stock, at a price of $.05 per share, pursuant to options, 250,000 of which expire November 15, 2014, and 250,000 of which expire February 15, 2015.

(4) Shares owned by Mr. San Antonio include an aggregate of 1,000,000 shares held by Mr. San Antonio as custodian for his two minor children and 250,000 shares owned by Mr. San Antonio's wife, of which 250,000 shares Mr. San Antonio disclaims beneficial ownership. Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford St. #203, Stamford, CT 06901.

(5) Mr. Glime's address is c/o Medstrong International Corporation, 350 Bedford St., Stamford, CT 06901.

(6) Mr. Stiene's address is 119 Sea Cove Road, Northport, NY 11768.

(7) Dr. Scotch's address is 34 Ravenwood Drive, Weston, CT 06883.

(8) Dr. Edward Spindel's address is 2996 Belgium Road, Baldwinsville, NY 13027.

(9) Dr. Michael Spindel's address is 5223 Duane Drive, Fayetteville, NY 13066.

(10) Dr. Michael Salpeter's address is 12G Putnam Green, Greenwich, CT 06830.

(11) Mr. Farrar's address is 734 Silver Spur Rd. Ste 105, Rolling Hills Estates, CA 90274 .


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

         We licensed to our current Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"). The related license agreement, as amended effective September 19, 2004, between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril to the Company of 35% of the gross net margin of licensed products and services for certain identified customers.

         On November 16, 2004, the Board of Directors appointed Jeanine Folz as Interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares of the Company's common stock for each three months that Ms. Folz is acting as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance, and the exercise price is $.05 per share. Ms. Foltz received 250,000 options on each of November 16, 2004, and February 16 and May 16, 2005, for a total issuance of 750,000 options as of the date of this report.

ITEM 13.  EXHIBITS

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

10.14 Royalty Agreement dated August 25, 2003 between Medstrong International and Christine Durbak (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.15 Promissory Note between Medstrong International and Michael Barrasso dated January 9, 2004 (3 at $25,000 each) (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.16 Promissory Note between Medstrong International and Sid Patterson dated January 15, 2004 (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.17 Example of Loan Restructuring Agreement between Medstrong International and Note Holders extending terms for one year from December 31, 2003 to December 31, 2004 (incorporated herein by reference to Amendment No. 1 to theCompany's Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.18 Settlement Agreement, dated as of September 19, 2004, between the Company and Jerry R. Farrar (incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 23, 2004).

10.19 Amendment, dated as of September 19, 2004, to License Agreement, dated April 1, 2004, between the Company and Jerry R. Farrar/Cargril Acceptance Corporation(incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 23, 2004).

10.20 Stock Option Agreement, dated November 16, 2004, between the Company and Jeanine Marie Folz (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 22, 2004).

10.21 Amendment, dated as of November 16, 2004, to the Royalty Agreement, dated August 25, 2003, between Dr. Christine Durbak and MedStrong International Corporation, with form of Promissory Note attached.*

31 Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*


-----------

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2004       $        0
                           Year ended December 31, 2003       $   25,000
Audit Related Fees:        Year ended December 31, 2004                0
                           Year ended December 31, 2003                0
Tax Fees:                  Year ended December 31, 2004       $        0
                           Year ended December 31, 2003       $        0
All Other Fees:            Year ended December 31, 2004                0
                           Year ended December 31, 2003                0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Jeanine M. Folz
                                            ------------------------------------
                                            Jeanine M. Folz
                                            Chief Executive Officer and
                                            Principal Financial Officer

Dated: May 16, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                        Title                    Date

/s/  Jeanine M. Folz             Chief Executive Officer and     May 16, 2005
------------------------         Principal Financial Officer
Jeanine M. Folz

/s/ Joel San Antonio             Chairman of the Board           May 16, 2005
------------------------
Joel San Antonio


                                 Director                        May   , 2005
------------------------
David Scotch


/s/ Edward L. Spindel            Director                        May 16, 2005
------------------------
Edward L. Spindel


/s/ Michael R. Spindel           Director                        May 16, 2005
------------------------
Michael R. Spindel


/s/ Michael Salpeter             Director                        May 16, 2005
------------------------
Michael Salpeter

/s/ Ron Glime
------------------------
Ron Glime                        Director                        May 16, 2005

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                   Description                            Page
--------------------------------------------------------------------------------

10.21 Amendment, dated as of November 16, 2004, to the Royalty Agreement, dated August 25, 2003, between Dr. Christine Durbak and MedStrong International Corporation, with form of Promissory Note attached.*

--------------------------------------------------------------------------------

31 Certification of the Chief Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

--------------------------------------------------------------------------------

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

--------------------------------------------------------------------------------