Form 10KSB/A
period 2004-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2005-05-17
CIK 1136711

Form 10-KSB/A

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 7.  FINANCIAL STATEMENTS

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)


                                    I N D E X

                                                                        Page No.
                                                                        --------

Independent Auditors' Report .........................................     30

Balance Sheets as at December 31, 2004 and 2003 ......................     31

Statements of Operations
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004 .........     32

Statements of Stockholders' Equity (Capital Deficiency)
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004..........     33

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003 and For the
   Period From May 19, 2000 (Inception) to December 31, 2004..........   34, 35

Notes to Financial Statements ........................................   36 - 49

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

MEDICAL ADVISORY BOARD

         The Company's Medical Advisory Board consisted of nine medical professionals. In September 2003, the Medical Advisory Board was disbanded.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2004 all such filing requirements applicable to its officers and directors were complied with exception that a report was filed late by the following person:


                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Jeanine Folz
Interim Chief Executive Officer             1                        1

-----------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation                                           Awards           Payouts
---------------------------------                         -------------------  ------------------
(a)               (b)         (c)      (d)     (e)      (f)          (g)         (h)     (i)
Name                                      Other      Restricted   Securities
and                                       Annual   Stock          Underlying    LTIP    All Other
Principal         Year     Salary     Bonus    Comp.   Awards      Options/     Payouts Comp.
Position          (1)        ($)       ($)     ($)      ($)        SARs(#)       ($)    ($)
--------------    ----     --------   -----   ------  ---------   ----------    ------- ---------

Jerry R.          2004     $      0
Farrar            2003     $150,000

Jeanine M.
Folz              2004     $ 10,600                               250,000

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

(2) The number and percentage of shares beneficially owned are based on 32,748,043 shares of common stock issued and outstanding as of May 15, 2005. Except as disclosed as to Ms. Folz, none of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

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

      In June 2004, the Company entered into an agreement with Warrantech, of which our Chairman, Joel San Antonio, is Chairman and CEO. The agreement provides for the use of an office by the Company in Warrantech's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically for additional annual periods unless either party determines not to renew.

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


-----------

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2004       $   60,000
                           Year ended December 31, 2003       $   25,000
Audit Related Fees:        Year ended December 31, 2004           50,000
                           Year ended December 31, 2003                0
Tax Fees:                  Year ended December 31, 2004       $   10,000
                           Year ended December 31, 2003       $        0
All Other Fees:            Year ended December 31, 2004                0
                           Year ended December 31, 2003                0

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

         Signature                        Title                    Date

/s/  Jeanine M. Folz             Chief Executive Officer and     May 16, 2005
------------------------         Principal Financial Officer
Jeanine M. Folz

/s/ Joel San Antonio             Chairman of the Board           May 16, 2005
------------------------
Joel San Antonio


/s/ David Scotch                 Director                        May 16, 2005
------------------------
David Scotch


/s/                              Director                        May   , 2005
------------------------
Edward L. Spindel


/s/                              Director                        May   , 2005
------------------------
Michael R. Spindel


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