Form 10QSB
period 2005-03-31
MEDSTRONG INTERNATIONAL CORP
filed 2005-05-27
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 333-57468
                          ----------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,898,043 as of May 20, 2005 and the number of outstanding Warrants was 4,732,000 as of May 20, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Table of Contents

PART I            FINANCIAL INFORMATION

  Item 1.     Financial Statements  ........................................  1

  Item 2.     Management's Discussion and Analysis or Plan of Operation..... 20

  Item 3.     Controls and Procedures....................................... 28

PART II

  Item 6.     Exhibits ..................................................... 28

EXHIBIT INDEX............................................................... 29

                                     PART I

Item 1.  Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X
                                    ---------
                                                                        Page No.

Balance Sheets as at March 31, 2005 (Unaudited) and December 31, 2004.....   2

Statements of Operations
           For the Three Months Ended March 31, 2005 and 2004 and
           For the Period From May 19, 2000 (Inception) to
           March 31, 2005.................................................   3

Statements of Stockholders' Equity (Capital Deficiency)
           For the Three Months Ended March 31, 2005 and 2004 and
           For the Period From May 19, 2000 (Inception) to
           March 31, 2005.................................................   4

Statements of Cash Flows
           For the Three Months Ended March 31, 2005 and 2004 and
           For the Period From May 19, 2000 (Inception) to
           March 31, 2005................................................  5-6

Notes to Financial Statements ........................................... 7-19

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31,    December 31,
                                                                      2005           2004
                                                                   -----------    -----------
                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                        $     5,288    $    14,105
                                                                   -----------    -----------
        Total assets                                               $     5,288    $    14,105
                                                                   ===========    ===========



                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                    $   505,000    $   500,000
  Accounts payable and accrued expenses                                263,424        225,934
                                                                   -----------    -----------
        Total current liabilities                                      768,424        725,934

Long-term liabilities:
  Deferred rent                                                             --          1,121
                                                                   -----------    -----------
                                                                       768,424        727,055
                                                                   -----------    -----------
Commitments and contingencies                                               --             --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,898,043 shares
      at March 31, 2005 and December 31, 2004                           32,898         32,898
  Additional paid-in capital                                         2,514,386      2,514,386
  Deficit accumulated in the development stage                      (3,310,420)    (3,260,234)
                                                                   -----------    -----------

Total stockholders' capital deficiency                                (763,136)      (712,950)
                                                                   -----------    -----------

                    Total Liabilities and Capital Deficiency       $     5,288    $    14,105
                                                                   ===========    ===========


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                            March 31,                March 31,
                                                   ----------------------------    ------------
                                                       2005            2004           2005
                                                   ------------    ----------      ------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)
Continuing operations:
  Revenues                                         $         22    $         --    $      1,706
                                                   ------------    ------------    ------------

Costs and expenses:
  Selling, general and administrative                    16,932          24,292
  Loss on investment in A. D. Pharma                         --              --         125,000
  Interest expense                                       33,502              --          57,654
                                                   ------------    ------------    ------------
Total costs and expenses                                 50,434              --         206,946
                                                   ------------    ------------    ------------

Loss from continuing operations                         (50,412)             --        (205,240)
                                                   ------------    ------------    ------------

Gain (loss) from discontinued operations                    226        (179,830)     (3,393,796)
                                                   ------------    ------------    ------------

Extraordinary gain - forgiveness of indebtedness             --              --         288,616
                                                   ------------    ------------    ------------

Net loss                                           $    (50,186)   $   (179,830)   $ (3,310,420)
                                                   ============    ============    ============


Per share data - basic and diluted:
  Loss from continuing operations                  $         --    $         --
  Gain (loss) from discontinued operations                   --            (.01)
    Extraordinary gain                                       --              --
                                                   ------------    ------------
Net loss                                           $         --            (.01)
                                                   ============    ============

Weighted average shares outstanding -
basic and diluted                                    32,898,043      32,571,821
                                                   ============    ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
         FOR THE PERIOD FROM MAY 19, 2000 (INCEPTION) TO MARCH 31, 2005

                                                                                          Deficit                        Total
                                                                                         Accumulated                  Stockholders'
                                                                          Additional       in the          Stock         Equity
                                                     Common Stock           Paid-in      Development    Subscriptions  (Capital
                                                 Shares         Value       Capital         Stage        Receivable    Deficiency)
                                                ----------   -----------   ---------      ---------      -----------    -----------
Common stock issued to
  and subscribed to by founders                 26,000,000   $    26,000   $        --    $        --    $   (26,000)   $        --
Fair value of purchase rights issued
  in private placement                              14,700        14,700
Net loss                                                --            --            --        (79,157)            --        (79,157)
                                                ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                    26,000,000        26,000        14,700        (79,157)       (26,000)       (64,457)
Payments of stock subscriptions                         --            --            --             --         26,000         26,000
Exercise of stock rights by note holders           365,000           365         3,285             --             --          3,650
Common stock issued to
  medical advisory board                           200,000           200            --             --             --            200
Common stock sold in connection
  with public offering                           4,302,000         4,302     2,146,698             --      2,151,000
Costs and fees associated
  with issuance of common stock                         --            --      (537,491)            --             --       (537,491)
Fair market value of purchase rights
  to be issued in private placement                     --            --       251,288             --             --        251,288
Net loss                                                --            --            --     (1,151,807)            --     (1,151,807)
                                                ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                    30,867,000        30,867     1,878,480     (1,230,964)            --        678,383
Exercise of stock rights by note holders           115,000           115         1,035             --             --          1,150
Common stock issued for services rendered          176,000           176       108,174             --             --        108,350
Net loss                                                --            --            --     (1,147,650)            --     (1,147,650)
                                                ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                    31,158,000        31,158     1,987,689     (2,378,614)            --       (359,767)
Sale of common stock                               410,043           410        91,777         92,187
Exercise of stock option                           120,000           120        29,880         30,000
Conversion of note payable into common stock       100,000           100        24,900         25,000
Issuance of common stock for services rendered     110,000           110        23,640         23,750
Compensatory element of stock option grants        211,650       211,650
Compensatory element of stock purchase rights       85,500        85,500
Net loss                                                --            --            --       (883,983)            --       (883,983)
                                                ----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                    31,898,043        31,898     2,455,036     (3,262,597)            --       (775,663)

Exercise of stock option                           350,000           350            --             --            350
Sale of common stock                               550,000           550        54,450             --         55,000
Common stock issued for payment of royalties       100,000           100         4,900             --          5,000
Net income                                              --            --            --          2,363             --          2,363
                                                ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004                    32,898,043        32,898     2,514,386     (3,260,234)            --       (712,950)
Net loss three months ended March 31, 2005              --            --            --        (50,186)            --        (50,186)
                                                ----------   -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2005 (Unaudited)           32,898,043        32,898     2,514,386     (3,310,420)            --       (763,136)
                                                ==========   ===========   ===========    ===========    ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                         For The Three Months Ended       Cumulative
                                                                   March 31,           From May 19, 2000
                                                         --------------------------     (Inception) to
                                                             2005          2004         March 31, 2005
                                                         -----------    -----------      -----------
                                                         (Unaudited)    (Unaudited)      (Unaudited)
                                                         -----------    -----------      -----------
Cash flows from operating activities:
Loss from continuiong operations:                        $   (50,412)   $        --      $  (205,240)
                                                         -----------    -----------      -----------
  Adjustments to reconcile discotinued loss to net
      cash used in operating activities:
    Amortization of deferred financing costs                      --             --           16,693
    Loss on investment in A.D. Pharma                             --        125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts payable and accrued expenses                   37,490             --           39,949
                                                         -----------    -----------      -----------
  Total adjustments                                           37,490             --          181,642
                                                         -----------    -----------      -----------
Net cash used in continuing operating activities             (12,922)            --          (23,598)
                                                         -----------    -----------      -----------

Net cash used in discontinued operating activities              (895)       (96,182)      (2,340,807)
                                                         -----------    -----------      -----------

Net cash provided by (used in) operations                    (13,817)       (96,182)      (2,364,405)
                                                         -----------    -----------      -----------

Extraordinary gain - forgiveness of debt                          --             --          288,616
                                                         -----------    -----------      -----------

Cash flows used in investing activities:
  Investment in A. D. Pharma                                      --       (125,000)        (125,000)
  Purchase of property and equipment                              --             --          (74,899)
                                                         -----------    -----------      -----------
Net cash flows used in investing activities:                      --       (125,000)        (199,899)
                                                         -----------    -----------      -----------

Cash flows from financing activities:
  Proceeds from notes payable                                  5,000        100,000          869,519
  Payments of notes payable                                       --        (10,023)        (388,769)
  Net proceeds from issuance of common stock                      --         50,350        2,165,887
  Proceeds from sale of royalty agreement                         --             --           50,000
  Equipment loans                                                 --             --          (32,481)
  Payments of financing costs                                     --             --          (56,200)
  Offering costs and fees                                         --             --         (326,980)
  Due to stockholder                                              --         75,000               --
                                                         -----------    -----------      -----------
Net cash provided by (used in) financing activities            5,000        215,327        2,280,976
                                                         -----------    -----------      -----------

Net increase (decrease) in cash and cash equivalents          (8,817)        (5,855)           5,288

Cash and cash equivalents at beginning of period              14,105         24,301               --
                                                         -----------    -----------      -----------

Cash and cash equivalents at end of period               $     5,288    $    18,446      $     5,288
                                                         ===========    ===========      ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                    For The Three Months Ended     Cumulative
                                                            March 31,            From May 19, 2000
                                                      ---------------------       (Inception) to
                                                        2005         2004         March 31, 2005
                                                      -------       -------         --------
                                                    (Unaudited)    (Unaudited)     (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                          $    --       $ 7,655         $ 32,311
                                                      =======       =======         ========

    Income taxes                                      $    --       $    --         $     --
                                                      =======       =======         ========


Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered           $    --       $    --         $108,350
                                                      =======       =======         ========

  Common stock issued for accrued interest            $    --       $    --         $  5,000
                                                      =======       =======         ========

  Note payable converted to common stock              $    --       $    --         $ 25,000
                                                      =======       =======         ========

  Royalty obligation converted to note payable        $    --       $    --         $ 50,000
                                                      =======       =======         ========

  Deferred financing and offering costs               $    --       $    --         $249,689
                                                      =======       =======         ========

  Fair value of purchase rights issued
    to noteholders                                    $    --       $    --         $265,998
                                                      =======       =======         ========

  Compensatory element of stock option                $    --       $    --         $211,650
                                                      =======       =======         ========

  Equipment financed                                  $    --       $    --         $ 34,120
                                                      =======       =======         ========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION.

            (a) Organization and Presentation of Financial Statements:

            MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through March 31, 2005, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception through March 31, 2005 aggregating $3,310,420 and has working capital and stockholders' deficiencies of $763,136 at March 31, 2005. The accompanying financial statements have been prepared assuming that the
      Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

            Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. The $125,000 investment has been determined to be fully impaired and was charged to operations in the second quarter. The Company has received royalties of $22 in the three months ended March 31, 2005.

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


NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

            (a) Basis of Presentation:

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

            (b) Revenue Recognition:

            Through March 31, 2005, the Company had minimal revenues and was in the development stage. The Company recognizes revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

            (h) Advertising Costs:

            The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $4,000 and $104,562 for the three months ended March 31, 2005 and 2004 and for the period from May 19, 2000 (Inception) to March 31, 2005, respectively.

            Recently Issued Accounting Pronouncements:

            On December 16,  2004,  the  Financial  Accounting  Standards  Board
      (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at far value on the date of grant, and to be expensed over the over the applicable vesting period. The Company will be required to comply with SFAS No. 123(R) for all financial period commencing after December 15, 2005.

            Management believes the adoption of this pronouncement will not have a material impact on the Company.

NOTE 3 - PROPERTY AND EQUIPMENT.

            At March 31, 2005 and December 31, 2004, the Company id not have property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the abandonment of property and equipment of the discontinued operation and a charge to discontinued operations of $29,955 in 2004.

            On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The accompanying financial statements at December 31, 2003 reflect this transaction in other current assets under the caption assets held for resale. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 has been charged to discontinued operations in fiscal 2003. Depreciation of $5,985 was charged to discontinued operations in 2004.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts payable and accrued expenses are comprised of the following:

                                  March 31, 2005           December 31, 2004
                              ---------------------     ---------------------
                             Continuing  Discontinued  Continuing  Discontinued
                             Operations   Operations   Operations   Operations
                              --------     --------     --------     --------
Professional fees             $ 45,686     $ 39,329     $ 38,359     $ 40,224
Consulting fees                  3,250        8,258        3,500        8,258
Advertising                         --       13,369           --       13,369
Interest                        53,956       11,823       24,152       11,823
Salary and Payroll Taxes           454       43,737           --       43,737
Rent                             1,400           --          350           --
Sundry operating expenses           --       42,162           --       42,162
                              --------     --------     --------     --------
                              $104,746     $158,678     $ 66,361     $159,573
                              ========     ========     ========     ========

NOTE 5 - LOAN PAYABLE - EQUIPMENT.

            In March 2001, the Company purchased computer equipment from an entity whose president is the Company's Chief Technology Officer. The equipment was being financed by a loan payable in monthly installments including interest at 12% per annum. The loan was paid in 2002. In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest of $55 was charged to operations in 2003 and remains unpaid at March 31, 2005 and December 31, 2004.

NOTE  6 -  NOTES PAYABLE.

            On December 20, 2000, the Company initiated a private placement offering consisting of ten $25,000 notes bearing interest at 5% per annum payable in sixty (60) days from issuance. Each note holder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share after t he first sixty (60) days that the note was outstanding and then 5,000 shares at the end of each additional thirty (30) day period. The variance between the purchase right's exercise price per share and the fair value of the securities acquired aggregating $251,288 was charged to operations as additional interest over the period the notes were outstanding. During January and February 2002, note holders exercised rights to acquire 165,000 shares for $1,650 in cash. The Company repaid $200,000 of the notes in 2001 and the remaining $50,000 of these notes on January 10, 2002. Additionally, the placement agent was paid $45,700 representing ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was fully charged to operations over the sixty (60) day term of the notes.

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

            Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $ 0 was charged to operations in the current three month period and $16,693 was charged to discontinued operations in 2004.

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

            At March 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current quarter of $25,019, an additional $8,500 in penalties was charged to operations. The interest and penalties are included in accounts payable and accrued expenses at March 31, 2005.

            In March 2005 an additional 20% interest bearing $5,000 note was issued. The note matures on June 23, 2005. In April and May 2005, the Company issued an additional three notes for an aggregate of $30,000 at terms similar to the March 2005 note.

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

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations in the current quarter was $1,050 and $ 2,450 was charged from inception. $1,400 and $350 of rent remains unpaid and is included in accrued expenses and other current liabilities at March 31, 2005 and December 31, 2004, respectively.

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

            On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. The agreement also provides for a (i) a signing bonus of 350,000 non-qualified shares of the Company's stock at a price of $0.001 per share with immediate vesting, and (ii) a stock option grant to purchase 150,000 shares at fair market value at the date of the grant, to vest for each year, over a three-year period of service, equally, pro rata, as of the last day of each of the anniversary years, plus one day. The fair value of the signing bonus option, as determined utilizing the Black-Scholes option pricing model, of $59,150 was charged to operations in 2003. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at March 31, 2005 and December 31, 2004.

            On October 1, 2003, Ms. Brenda Farrar tendered her resignation as Vice President of Communications and Sale Center Operations. She remained a consultant to the Company until the Medical Records segment was sold. Ms. Farrar and Jerry R. Farrar, CEO, were formally married and are now divorced.

NOTE 10 - INCOME TAXES.

            At March 31, 2005, the Company had a net operating loss carryforward amounting to approximately $3,260,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,109,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                             Cumulative
                                                                                           From May 19, 2000
                                  For the Three Months Ended March 31,                       (Inception) to
                                     2005                         2004                       March 31, 2005
                          --------------------------     --------------------------     --------------------------
Income (loss)
  before income taxes     $   (50,186)                   $  (179,830)                   $(3,310,420)
                          ===========                    ===========                    ===========

Computed tax benefit at
  statutory rate              (17,000)         (34.0)%       (61,100)         (34.0)%    (1,125,500)         (34.0)%

Net operating loss
  valuation reserve            17,000           34.0%         61,100           34.0%      1,125,500           34.0%
                          -----------          -----     -----------          -----     -----------          -----

Total tax benefits        $        --             --%    $        --             --%    $        --             --%
                          ===========          =====     ===========          =====     ===========          =====

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

                                                  Three Months Ended March 31,
                                                      2005             2004
                                                 -------------    -------------

Net loss as reported                             $     (50,186)   $    (179,830)
                                                 =============    =============

Net loss pro forma                               $     (64,335)   $    (190,776)
                                                 =============    =============

Shares - basic and diluted                          32,898,043       32,571,821
                                                 =============    =============

Net loss per share as reported                   $       (0.00)   $       (0.01)
                                                 =============    =============

Net loss per share - pro forma                   $       (0.00)   $       (0.01)
                                                 =============    =============

            Presented below is a summary of the status of the outstanding stock options:

                                                      For the Three Months Ended March 31,
                                                2005                                   2004
                                        ----------------------------        ------------------------------
                                                         Weighted                              Weighted
                                                         Average                                Average
                                                         Exercise                              Exercise
                                         Shares           Price                Shares            Price
                                        ---------     --------------          ---------      --------------
Options outstanding at beginning        1,390,000     $0.001 to 0.25          1,490,000      $0.001 to 0.25
Granted                                   250,000         0.05                    --              --
Expired                                        --         --                      --              --
Exercised                                      --         --                   (350,000)        (0.001)

Options outstanding at end              1,640,000     $0.05 to $0.25          1,140,000         $   0.25

NOTE 11 - COMMITMENTS AND CONTINGENCIES.

            Leases:

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice.

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

EMPLOYEES
---------

The Company currently has one part-time professional employee.

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

      At March 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current quarter of $25,019, an additional $8,500 in penalties was charged to operations. The interest and penalties are included in accounts payable and accrued expenses at March 31, 2005.

      In March 2005 an additional 20% interest bearing $5,000 note was issued. The note matures on June 23, 2005. In April and May 2005, the Company issued an additional three notes for an aggregate of $30,000 at terms similar to the March 2005 note. The Company is not in default on these notes as of the date of this report.

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

Liquidity and Financial Resources
---------------------------------

      As of May 20, 2005, the Company had approximately 10 days of cash left to operate. Through December 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,260,234 and has working capital and stockholders' deficiencies of $711,829 and $712,950, respectively, at March 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      At March 31, 2005 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

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

      At March 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current quarter of $25,019, an additional $8,500 in penalties was charged to operations. The interest and penalties are included in accounts payable and accrued expenses at March 31, 2005.

      In March 2005 an additional 20% interest bearing $5,000 note was issued. The note matures on June 23, 2005. In April and May 2005, the Company issued an additional three notes for an aggregate of $30,000 at terms similar to the March 2005 note.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Interim Chief Executive Officer and Principal Financial Officer, Jeanine Marie Folz, is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. Ms. Folz has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to her during the period covered by this Quarterly Report. Since her evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS

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

                                       MEDSTRONG INTERNATIONAL CORPORATION
                                       (Registrant)

                                       By:   /s/  Jeanine Marie Folz
                                            ------------------------------------
                                            Jeanine Marie Folz
                                            Chief Executive Officer and
                                            Principal Financial Officer

Dated: May 27, 2005

EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                   Description
--------------------------------------------------------------------------------
    31         Certification  Pursuant to Section 302 of the Sarbanes  Oxley
               Act of 2002
--------------------------------------------------------------------------------
    32 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------