Form 10QSB
period 2005-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2005-09-09
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASDHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

|X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,898,000 as of August 18, 2005 and the number of outstanding Warrants was 4,732,000 as of August 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes|_| No |X|

                                Table of Contents

PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements  ........................................ 1

  Item 2.     Management's Discussion and Analysis or Plan of Operation..... 19

  Item 3.     Controls and Procedures....................................... 28

PART II

  Item 6.     Exhibits ..................................................... 28

EXHIBIT INDEX............................................................... 28

Item 1. Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X

                                                                                     Page No.
                                                                                     --------
Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004.................      2

Statements of Operations
           For the Three and Six Months Ended June 30, 2005 and 2004 and for the
           Period From May 19, 2000 (Inception) to June 30, 2005 (Unaudited) ........      3

Statements of Stockholders' Equity (Capital Deficiency)
           For the Six Months Ended June 30, 2005 and 2004 and for the
           Period From May 19, 2000 (Inception) to June 30, 2005 (Unaudited).........      4

Statements of Cash Flows
           For the Six Months Ended June 30, 2005 and 2004 and for the
           Period From May 19, 2000 (Inception) to June 30, 2005 (Unaudited).........     5,6

Notes to Financial Statements .......................................................    7-18

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                     June 30,        December 31,
                                                                       2005              2004
                                                                   ------------      ------------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                        $      9,597      $     14,105
                                                                   ------------      ------------
        Total assets                                               $      9,597      $     14,105
                                                                   ============      ============

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                    $    565,000      $    500,000
  Accounts payable and accrued expenses                                 271,288           225,934
                                                                   ------------      ------------
        Total current liabilities                                       836,288           725,934

Long-term liabilities:
  Deferred rent                                                              --             1,121
                                                                   ------------      ------------
                                                                        836,288           727,055
                                                                   ------------      ------------
Commitments and contingencies                                                --                --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,898,043 shares
      at June 30, 2005 and December 31, 2004                             32,898            32,898
  Additional paid-in capital                                          2,514,511         2,514,386
  Deficit accumulated in the development stage                       (3,374,100)       (3,260,234)
                                                                   ------------      ------------

Total stockholders' capital deficiency                                 (826,691)         (712,950)
                                                                   ------------      ------------

                 Total Liabilities and Capital Deficiency          $      9,597      $     14,105
                                                                   ============      ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three                       For the Six                 Cumulative
                                                     Months Ended                      Months Ended               For the Period
                                                       June 30,                           June 30,               From May 19, 2000
                                          --------------------------------    --------------------------------    (Inception) to
                                               2005              2004              2005              2004          June 30, 2005
                                          --------------    --------------    --------------    --------------    --------------
Continuing Operations:
Revenues                                  $           --    $           --    $           22    $           --    $        1,706
                                          --------------    --------------    --------------    --------------    --------------

Costs and expenses:
  Selling, general and administrative             31,851                --            48,783                --            56,143
  Loss on investment in A. D. Pharma                  --           125,000                --           125,000           125,000
  Interest expense                                32,724                --            66,226                --            90,378
                                          --------------    --------------    --------------    --------------    --------------
Total costs and expenses                          64,575           125,000           115,009           125,000           271,521
                                          --------------    --------------    --------------    --------------    --------------

Income (loss) from continuing operations         (64,575)         (125,000)         (114,987)         (125,000)         (269,815)

Gain (loss) from discontinued operations             895           (78,472)            1,121          (258,302)       (3,392,901)
                                          --------------    --------------    --------------    --------------    --------------

Loss before extraordinary item                   (63,680)         (203,472)         (113,866)         (383,302)       (3,662,716)

Extraordinary item - forgiveness of debt              --           278,374                --           278,374           288,616
                                          --------------    --------------    --------------    --------------    --------------

Net income (loss)                         ($      63,680)   $       74,902    ($     113,866)   ($     104,928)   ($   3,374,100)
                                          ==============    ==============    ==============    ==============    ==============

Per share data - basic and diluted:
  Loss from continuing operations         ($        0.00)   ($        0.00)   ($        0.00)   ($        0.00)
  Income (loss) discontinued operations             0.00             (0.00)            (0.01)            (0.01)
  Extraordinary item                                0.00             (0.00)             0.01              0.01
                                          --------------    --------------    --------------    --------------
  Net income (loss) per share             $         0.00    $         0.00    $         0.00    ($        0.00)
                                          ==============    ==============    ==============    ==============

Weighted average shares
  outstanding - basic and diluted             32,898,043        32,755,185        32,898,043        32,663,523
                                          ==============    ==============    ==============    ==============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                            Deficit                       Total
                                                                                          Accumulated                  Stockholders'
                                                       Common Stock        Additional       in the         Stock          Equity
                                               -------------------------     Paid-in      Development  Subscriptions     (Capital
                                                  Shares        Value        Capital         Stage       Receivable     Deficiency)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Common stock issued to
  and subscribed to by founders                 26,000,000   $    26,000   $        --    $        --    ($   26,000)   $        --
Fair value of purchase rights issued
  in private placement                                                          14,700                                       14,700
Net loss                                                --            --            --        (79,157)            --        (79,157)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                    26,000,000        26,000        14,700        (79,157)       (26,000)       (64,457)
Payments of stock subscriptions                         --            --            --             --         26,000         26,000
Exercise of stock rights by note holders           365,000           365         3,285             --             --          3,650
Common stock issued to
  medical advisory board                           200,000           200            --             --             --            200
Common stock sold in connection
  with public offering                           4,302,000         4,302     2,146,698             --                     2,151,000
Costs and fees associated
  with issuance of common stock                         --            --      (537,491)            --             --       (537,491)
Fair market value of purchase rights
  to be issued in private placement                     --            --       251,288             --             --        251,288
Net loss                                                --            --            --     (1,151,807)            --     (1,151,807)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                    30,867,000        30,867     1,878,480     (1,230,964)            --        678,383
Exercise of stock rights by note holders           115,000           115         1,035             --             --          1,150
Common stock issued for services rendered          176,000           176       108,174             --             --        108,350
Net loss                                                --            --            --     (1,147,650)            --     (1,147,650)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                    31,158,000        31,158     1,987,689     (2,378,614)            --       (359,767)
Sale of common stock                               410,043           410        91,777                                       92,187
Exercise of stock option                           120,000           120        29,880                                       30,000
Conversion of note payable into common stock       100,000           100        24,900                                       25,000
Issuance of common stock for services rendered     110,000           110        23,640                                       23,750
Compensatory element of stock option grants        211,650                                                                  211,650
Compensatory element of stock purchase rights       85,500                                                                   85,500
Net loss                                                --            --            --       (883,983)            --       (883,983)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                    31,898,043        31,898     2,455,036     (3,262,597)            --       (775,663)

Exercise of stock option                           350,000           350            --             --            350
Sale of common stock                               550,000           550        54,450             --         55,000
Common stock issued for payment of royalties       100,000           100         4,900             --          5,000
Net income                                              --            --            --          2,363             --          2,363
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004                    32,898,043        32,898     2,514,386     (3,260,234)            --       (712,950)
Compensatory element of stock options
   (Unaudited)                                                                     125                                          125
Net loss for the six months ended
   June 30, 2005 (Unaudited)                            --            --            --       (113,866)            --       (113,866)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at June 30, 2005 (Unaudited)            32,898,043        32,898     2,514,511     (3,374,100)            --       (826,691)
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

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For The Six Months Ended          Cumulative
                                                                       June 30,              From May 19, 2000
                                                            ------------------------------    (Inception) to
                                                                2005              2004         June 30, 2005
                                                            ------------      ------------      ------------
Cash flows from operating activities:
Loss from continuiong operations:                           ($   114,987)     $         --      ($   269,815)
                                                            ------------      ------------      ------------
  Adjustments to reconcile discotinued loss to net
      cash used in operating activities:
    Compensatory element of stock option                             125               125
    Amortization of deferred financing costs                          --                --            16,693
    Loss on investment in A.D. Pharma                                 --           125,000
    Increase (decrease) in cash flows as a result of
       changes in asset and liability account balances
      Accounts payable and accrued expenses                       45,354                --            47,813
                                                            ------------      ------------      ------------
  Total adjustments                                               45,479                --           189,631
                                                            ------------      ------------      ------------
Net cash used in continuing operating activities                 (69,508)               --           (80,184)
                                                            ------------      ------------      ------------

Net cash used in discontinued operating activities                    --           (96,182)       (2,339,912)
                                                            ------------      ------------      ------------

Net cash provided by (used in) operations                        (69,508)          (96,182)       (2,420,096)
                                                            ------------      ------------      ------------

Extraordinary gain - forgiveness of debt                              --                --           288,616
                                                            ------------      ------------      ------------

Cash flows used in investing activities:
  Investment in A. D. Pharma                                          --          (125,000)         (125,000)
  Purchase of property and equipment                                  --                --           (74,899)
                                                            ------------      ------------      ------------
Net cash flows used in investing activities:                          --          (125,000)         (199,899)
                                                            ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from notes payable                                     65,000           100,000           929,519
  Payments of notes payable                                           --           (10,023)         (388,769)
  Net proceeds from issuance of common stock                          --            50,350         2,165,887
  Proceeds from sale of royalty agreement                             --                --            50,000
  Equipment loans                                                     --                --           (32,481)
  Payments of financing costs                                         --                --           (56,200)
  Offering costs and fees                                             --                --          (326,980)
  Due to stockholder                                                  --            75,000                --
                                                            ------------      ------------      ------------
Net cash provided by (used in) financing activities               65,000           215,327         2,340,976
                                                            ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents              (4,508)           (5,855)            9,597

Cash and cash equivalents at beginning of period                  14,105            24,301                --
                                                            ------------      ------------      ------------

Cash and cash equivalents at end of period                  $      9,597      $     18,446      $      9,597
                                                            ============      ============      ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                               For The Six Months Ended          Cumulative
                                                                        June 30,              From May 19, 2000
                                                            ------------------------------     (Inception) to
                                                                2005              2004          June 30, 2005
                                                            ------------      ------------      ------------
                                                             (Unaudited)       (Unaudited)       (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                $         --      $      7,655      $     32,311
                                                            ============      ============      ============

    Income taxes                                            $         --      $         --      $         --
                                                            ============      ============      ============

Schedule of Non Cash Operating, Investing and Financing Activities:

  Common stock issued for services rendered                                   $         --      $    108,350
                                                                              ============      ============

  Common stock issued for accrued interest                  $         --      $         --      $      5,000
                                                            ============      ============      ============

  Note payable converted to common stock                    $         --      $         --      $     25,000
                                                            ============      ============      ============

  Royalty obligation converted to note payable              $         --      $         --      $     50,000
                                                            ============      ============      ============

  Deferred financing and offering costs                     $         --      $         --      $    249,689
                                                            ============      ============      ============

  Fair value of purchase rights issued
    to noteholders                                          $         --      $         --      $    265,998
                                                            ============      ============      ============

  Compensatory element of stock option                      $        125      $         --      $    211,775
                                                            ============      ============      ============

  Equipment financed                                        $         --      $         --      $     34,120
                                                            ============      ============      ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION.

            (a) Organization and Presentation of Financial Statements:

            MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2005, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,374,100 and has working capital and stockholders' deficiencies of $826,691 and $826,691, respectively, at June 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

            Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. The $125,000 investment has been determined to be fully impaired and was charged to operations in the second quarter. The Company has received royalties of $22 in the six months ended June 30, 2005.

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

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

            (a) Basis of Presentation:

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows and changes in stockholders' deficiency for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

            (b) Revenue Recognition:

            Through June 30,2005, the Company had minimal revenues and was in the development stage. The Company recognizes revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

            (h) Advertising Costs:

            The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $5,400 and $104,562 for the six months ended June 30, 2005 and 2004 and for the period from May 19, 2000 (Inception) to June 30, 2005, respectively. Advertising expense of $1,400 was charged to discontinued operations in the three months ended June 30, 2004.

            (i) Recently Issued Accounting Pronouncements:

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

NOTE 3 - PROPERTY AND EQUIPMENT.

            At June 30, 2005 and December 31, 2004, the Company did not have property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the abandonment of property and equipment of the discontinued operation and a charge to discontinued operations of $29,955 in 2004.

            On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 has been charged to discontinued operations in fiscal 2003. Depreciation of $5,985 was charged to discontinued operations in 2004.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses are comprised of the following:

                                        JUNE 30, 2005                 December 31, 2004
                                        -------------                 -----------------
                                  Continuing     Discontinued     Continuing     Discontinued
                                  Operations      Operations      Operations      Operations
                                 ------------    ------------    ------------    ------------
Professional fees                $     60,025    $     27,000    $     38,359      $   40,224
Consulting fees                         1,500           8,258           3,500           8,258
Advertising                                --          13,369              --          13,369
Interest                               96,580          11,823          24,152          11,823
Salary and Payroll Taxes                1,000          36,548              --          43,737
Rent                                      350              --             350              --
Sundry operating expenses                  --          14,835              --          42,162
                                 ------------    ------------    ------------    ------------
                                 $    159,455    $    111,833    $     66,361    $    159,573
                                 ============    ============    ============    ============

NOTE 5 - LOAN PAYABLE - EQUIPMENT.

            In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest of $55 that was charged to operations in 2003 a remains unpaid at June 30, 2005 and December 31, 2004.

NOTE 6 - NOTES PAYABLE.

            During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, a placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal was payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

            Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. As the notes were not repaid by December 31, 2004, the original notes terms and interest rates were reinstated and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and was charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $ 0 was charged to operations in the current three and six month period and $16,693 and $33,388, respectively, was charged to discontinued operations in the three and six months ended June 30, 2004.

            On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 24, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued and the accrued royalty liability of $5,000 as determined by the average of the bid and ask prices of the Company's common stock on the date of issuance was charged to operations. Interest expense of $22,268 and $44,581 was charged to continuing operations in the three and six months ended June 30, 2005 and $7,500 and $10,808 was charged to discontinued operations in the three and six months ended June 30, 2004 respectively.

            At June 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current three and six month periods, an additional $10,050 and $18,550 in penalties was charged to operations as interest expense. The interest and penalties are included in accounts payable and accrued expenses at June 30, 2005.

            In March 2005 an additional 20% interest bearing $5,000 note was issued. The note matured on June 23, 2005. The Company is default on the note. The note holder on June 23, 2005 was granted an option to purchase 5,000 shares of the Company's common stock at $0.005 per share on the date of default as provided in the note agreement. The agreement also provides that the note holder is entitled to an additional option for the same amount of shares at the same exercise price for each 30 day period the note remains in default. The variance between the fair value of the shares under option and the exercise price of $125 was charged to operations as interest expense. The fair value of the option was determined by the average of the bid and ask of the Company's common stock on the issuance date. In April and May 2005, the Company issued an additional five notes for an aggregate of $60,000 at terms similar to the March 2005 note. At September 1, 2005, the Company is in default on all of these notes. All of the notes provide the holders to receive stock options to acquire the Company's common stock at $0.005 per share for each thirty day period the note is in default. The number of shares to be granted under the default penalty provision is equal to the face amount of each note.

NOTE 7 - RELATED PARTY TRANSACTIONS.

            The Board of Directors determined to license to its former Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all other applications of its software. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement is effective April 1, 2004, and is for a perpetual term; provided, that Medstrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. On September 19, 2004, the Company entered into an agreement with Mr. Farrar under which it accepted Mr. Farrar's resignation as CEO and termination of his employment contract and we released Mr. Farrar from the future minimum royalty payments payable to us under the license agreement. Mr. Farrar terminated his employment contract as our CEO and he released the Company from any obligations owed to him at that date.

            The Board of Directors issued 730,000 non-qualified stock options to members of the Company's Medical Advisory Board. One grantee exercised 120,000 options immediately. The fair value of the options at the time of grant, as determined by the Black-Scholes option pricing model, of $152,500 was charged to operations as compensation for these members services.

            On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. On November 14, 2004, the Company converted the long-term royalty obligation into a $50,000, 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued and the royalty obligation of $5,000 was charged to operations. The fair value was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations in the current period was $2,100 and $ 3,500 was charged from inception. $350 of rent remains unpaid and is included in accrued expenses and other current liabilities at June 30, 2005 and December 31, 2004.

NOTE 9 - EMPLOYMENT AGREEMENT.

            On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term. In September 2004, the Company and the CEO entered into a settlement agreement under which (i) the Company accepted the CEO's resignation and released him from his $190,000 royalty obligation to the Company and (ii) the CEO resigned his position with the Company and released the Company from its obligation to pay him $190,000 in accrued wages under the terms of the employment contract.

            On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. Common stock options which were issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at June 30, 2005 and December 31, 2004.

NOTE 10 - INCOME TAXES.

            At June 30, 2005, the Company had a net operating loss carryforward amounting to approximately $3,374,000 available to reduce future taxable income expiring through the year 2025. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of approximately $1,147,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                                                 Cumulative
                                                                                                             From May 19, 2000
                                                     For the Six Months Ended June 30,                         (Inception) to
                                                   2005                            2004                        June 30, 2005
                                                   ----                            ----                        -------------
Income (loss) before income taxes    ($   114,000)                    ($    63,000)                    ($ 3,374,000)
                                     ============                     ============                     ============

Computed tax benefit at
  statutory rate                          (39,000)         (34.0%)         (21,000)         (34.0%)       1,147,000          (34.0%)
Net operating loss
  valuation reserve                        39,000           34.0%           21,000           34.0%       (1,147,000)          34.0%
                                     ------------      ---------      ------------      ---------      ------------      ---------

Total tax benefits                   $         --             --%     $         --             --%     $         --             --%
                                     ============      =========      ============      =========      ============      =========

                                                    For the Three Months Ended June 30,
                                                   2005                             2004
                                                   ----                             ----
Income (loss) before  income taxes   ($    64,000)                    $    117,000
                                     ============                     ============

Computed tax benefit at
  statutory rate                          (22,000)         (34.0%)          40,000           34.0%
Net operating loss utilization                 --             --%          (40,000)         (34.0%)
Net operating loss
  valuation reserve                        22,000           34.0%               --             --%
                                     ------------      ---------      ------------      ---------

Total tax benefits                   $         --             --%     $         --             --%
                                     ============      =========      ============      =========

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

            On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her a ten year option to acquire 250,000 shares of the Company's common stock at $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at $0.05 per share for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period. Through June 30, 2005, Ms. Folz has been granted options to acquire 750,000 common shares at $.05 per share.

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

                                                  Six Months Ended March 31,
                                                  --------------------------
                                                   2005                2004
                                               ------------        ------------

Net (loss) as reported                         ($   113,866)       ($   104,928)
                                               ============        ============

Net (loss) pro forma                           ($   166,226)       ($   126,711)
                                               ============        ============

Shares - basic and diluted                       32,898,043          32,571,821
                                               ============        ============

Net (loss) per share as reported               ($      0.00)       $         --
                                               ============        ============

Net (loss) per share - pro forma               ($      0.01)       $         --
                                               ============        ============

            Presented below is a summary of the status of the outstanding stock options:

                                                   For the Three Months Ended March 31,
                                                 2005                                2004
                                     -------------------------------      ------------------------------
                                                        Weighted                             Weighted
                                                         Average                              Average
                                                        Exercise                             Exercise
                                       Shares             Price             Shares             Price
                                     ----------      ---------------      ----------      --------------
Options outstanding at beginning      1,390,000       $0.001 to 0.25       1,490,000      $0.001 to 0.25
Granted                                 505,000        0.005 to 0.05              --                  --
Expired                                      --                   --              --                  --
Exercised                                    --                   --        (350,000)             (0.001)

Options outstanding at end            1,895,000      $0.005 to $0.25       1,140,000               $0.25
                                     ==========      ===============      ==========      ==============

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

PLAN OF OPERATION

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At August 18, 2005, 32,898,000 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRGW respectively.

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

      At June 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current three and six month periods, an additional $10,050 and $18,550 in penalties was charged to operations as interest expense. The interest and penalties are included in accounts payable and accrued expenses at June 30, 2005.

      In March 2005 an additional 20% interest bearing $5,000 note was issued.The note matured on June 23, 2005. The Company is default on the note. The note holder on June 23, 2005 was granted an option to purchase 5,000 shares of the Company's common stock at $0.005 per share on the date of default as provided in the note agreement. The agreement also provides that the note holder is entitled to an additional option for the same amount of shares at the same exercise price for each 30 day period the note remains in default. The variance between the fair value of the shares under option and the exercise price of $125 was charged to operations as interest expense. The fair value of the option was determined by the average of the bid and ask of the Company's common stock on the issuance date. In April and May 2005, the Company issued an additional five notes for an aggregate of $60,000 at terms similar to the March 2005 note. At September 1, 2005, the Company is in default on all of these notes. All of the notes provide the holders to receive stock options to acquire the Company's common stock at $0.005 per share for each thirty day period the note is in default. The number of shares to be granted under the default penalty provision is equal to the face amount of each note.

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

Liquidity and Financial Resources
---------------------------------

      As of August 15, 2005, the Company had approximately 10 days of cash left to operate. Through December 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,374,100 and has working capital and stockholders' deficiencies of $826,691 and $826,691, respectively, at June 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      At June 30, 2005 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

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

      At June 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current quarter of $25,019, an additional $8,500 in penalties was charged to operations. The interest and penalties are included in accounts payable and accrued expenses at March 31, 2005.

      In March 2005 an additional 20% interest bearing $5,000 note was issued.The note matured on June 23, 2005. The Company is default on the note. The note holder on June 23, 2005 was granted an option to purchase 5,000 shares of the Company's common stock at $0.005 per share on the date of default as provided in the note agreement. The agreement also provides that the note holder is entitled to an additional option for the same amount of shares at the same exercise price for each 30 day period the note remains in default. The variance between the fair value of the shares under option and the exercise price of $125 was charged to operations as interest expense. The fair value of the option was determined by the average of the bid and ask of the Company's common stock on the issuance date. In April and May 2005, the Company issued an additional five notes for an aggregate of $60,000 at terms similar to the March 2005 note. At September 1, 2005, the Company is in default on all of these notes. All of the notes provide the holders to receive stock options to acquire the Company's common stock at $0.005 per share for each thirty day period the note is in default. The number of shares to be granted under the default penalty provision is equal to the face amount of each note.

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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)


                                      By: /s/ Jeanine Marie Folz
                                          --------------------------------------
                                          Jeanine Marie Folz
                                          Interim Chief Executive Officer and
                                          Principal Financial Officer

Dated: September 9, 2005

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