Form 10QSB
period 2005-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2005-11-16
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

                350 Bedford Street, Suite 203, Stamford CT 06901
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (203-352-8807)
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 32,928,000 as of November 11, 2005 and the number of outstanding Warrants was 4,732,000 as of November 11, 2005.


Transitional Small Business Disclosure Format (Check one): Yes[ ]  No [X]

                                Table of Contents

PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements  ........................................ 1

  Item 2.     Management's Discussion and Analysis or Plan of Operation..... 21

  Item 3.     Controls and Procedures....................................... 29

PART II

  Item 2.     Sales of Unregistered Equity Securities....................... 30

  Item 6.     Exhibits ..................................................... 30

EXHIBIT INDEX............................................................... 31

Item 1.  Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X

                                                                                             Page No.
Balance Sheets as at September 30, 2005 (Unaudited) and December 31, 2004..................    3


Statements of Operations
           For the Three and Nine Months Ended September 30, 2005 and 2004 and For the
           Period From May 19, 2000 (Inception) to September 30, 2005 (Unaudited) .........    4


Statements of Stockholders' Equity (Capital Deficiency)
           For the Nine Months Ended September 30, 2005 and For the
           Period From May 19, 2000 (Inception) to September 30, 2005(Unaudited)...........    5


Statements of Cash Flows
           For the Nine Months Ended September 30, 2005 and 2004 and For the
           Period From May 19, 2000 (Inception) to September 30, 2005 (Unaudited)..........  6, 7


Notes to Financial Statements .............................................................  8-20


                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   September 30,  December 31,
                                                                        2005          2004
                                                                   -----------    -----------
                                                                   (Unaudited)
                                                                   -----------
Current assets:
  Cash and cash equivalents                                        $     2,405    $    14,105
                                                                   -----------    -----------
        Total assets                                               $     2,405    $    14,105
                                                                   -----------    -----------

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                    $   565,000    $   500,000
  Accounts payable and accrued expenses                                350,700        225,934
                                                                   -----------    -----------
        Total current liabilities                                      915,700        725,934
                                                                   -----------    -----------
Long-term liabilities:
  Deferred rent                                                           --            1,121
                                                                   -----------    -----------
                                                                       915,700        727,055
                                                                   -----------    -----------
Commitments and contingencies                                             --             --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding:
      32,918,043 shares at September 30,2005 and
      32,898,043 shares at December 31, 2004                            32,918         32,898
  Additional paid-in capital                                         2,517,041      2,514,386
  Deficit accumulated in the development stage                      (3,463,254)    (3,260,234)
                                                                   -----------    -----------
Total stockholders' capital deficiency                                (913,295)      (712,950)
                                                                   -----------    -----------
                    Total Liabilities and Capital Deficiency       $     2,405    $    14,105
                                                                   -----------    -----------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                           Cumulative
                                                  For the Three                   For the Nine           For the Period
                                                   Months Ended                   Months Ended          From May 19, 2000
                                           ----------------------------    ----------------------------   (Inception) to
                                                   September 30,                  September 30,            September 30,
                                               2005            2004            2005           2004             2005
                                           ------------    ------------    ------------    ------------    ------------
Continuing Operations:
Revenues                                    $      --      $       --       $        22    $       --      $      1,706
                                           ------------    ------------    ------------    ------------    ------------
Costs and expenses:
  Selling, general and administrative            33,489            --            82,272            --            89,632
  Loss on investment in A. D. Pharma               --              --              --           125,000         125,000
  Interest expense                               55,665            --           121,891            --           146,043
                                           ------------    ------------    ------------    ------------    ------------
Total costs and expenses                         89,154            --           204,163         125,000         360,675
                                           ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations        (89,154)           --          (204,141)       (125,000)       (358,969)

Gain (loss) from discontinued operations           --           123,658           1,121        (134,644)     (3,392,901)

Loss before extraordinary item                  (89,154)        123,658        (203,020)       (259,644)     (3,751,870)

Extraordinary item - forgiveness of debt           --             5,417            --           283,791         288,616
                                           ------------    ------------    ------------    ------------    ------------
Net income (loss)                           $   (89,154)   $    129,075     $  (203,020)   $     24,147    $ (3,463,254)
                                           ============    ============    ============    ============    ============
Per share data - basic and diluted:
  Loss from continuing operations           $     (0.00)   $      (0.00)    $     (0.00)   $      (0.00)
  Income (loss) discontinued operations            0.00           (0.00)          (0.01)          (0.01)
  Extraordinary item                               0.00           (0.00)           0.01            0.01
                                           ------------    ------------    ------------    ------------
  Net income (loss) per share               $      0.00    $       0.00     $      0.00    $      (0.00)
                                           ============    ============    ============    ============
Weighted average shares
  outstanding - basic and diluted            32,898,043      32,755,185      32,898,043      32,663,523
                                           ============    ============    ============    ============


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)




                                                                                                 Additional
                                                                           Common Stock            Paid-in
                                                                       Shares        Value         Capital
                                                                     ----------   -----------     ---------
Common stock issued to
  and subscribed to by founders                                      26,000,000   $    26,000          --
Fair value of purchase rights issued
  in private placement                                                   14,700        14,700
Net loss                                                                   --            --            --
                                                                     ----------   -----------     ---------
Balance at December 31, 2000                                         26,000,000        26,000        14,700
Payments of stock subscriptions                                            --            --            --
Exercise of stock rights by note holders                                365,000           365         3,285
Common stock issued to
  medical advisory board                                                200,000           200          --
Common stock sold in connection
  with public offering                                                4,302,000         4,302     2,146,698
Costs and fees associated
  with issuance of common stock                                            --            --        (537,491)
Fair market value of purchase rights
  to be issued in private placement                                        --            --         251,288
Net loss                                                                   --            --            --
                                                                     ----------   -----------     ---------
Balance at December 31, 2001                                         30,867,000        30,867     1,878,480
Exercise of stock rights by note holders                                115,000           115         1,035
Common stock issued for services rendered                               176,000           176       108,174
Net loss                                                                   --            --            --
                                                                     ----------   -----------     ---------
Balance at December 31, 2002                                         31,158,000        31,158     1,987,689
Sale of common stock                                                    410,043           410        91,777
Exercise of stock option                                                120,000           120        29,880
Conversion of note payable into common stock                            100,000           100        24,900
Issuance of common stock for services rendered                          110,000           110        23,640
Compensatory element of stock option grants                                                         211,650
Compensatory element of stock purchas rights                                                         85,500
Net loss                                                                   --            --            --
                                                                     ----------   -----------     ---------
Balance at December 31, 2003                                         31,898,043        31,898     2,455,036

Exercise of stock option                                                350,000           350          --
Sale of common stock                                                    550,000           550        54,450
Common stock issued for payment of royalties                            100,000           100         4,900
Net income                                                                 --            --            --
                                                                     ----------   -----------     ---------
Balance at December 31, 2004                                         32,898,043        32,898     2,514,386
Compensatory element of stock option grants                               2,575         2,575
Exercise of stock purchase rights                                        20,000            20            80
Net loss for the nine months ended September 30, 2005 (Unaudited)          --            --            --
                                                                     ----------   -----------     ---------
Balance at September 30, 2005 (Unaudited)                            32,918,043   $    32,918     2,517,041
                                                                     ==========   ===========     =========

                                                                        Deficit                        Total
                                                                      Accumulated                   Stockholders'
                                                                        in the           Stock         Equity
                                                                      Development     Subscriptions   (Capital
                                                                         Stage         Receivable    Deficiency)
                                                                      -----------       --------     ---------
Common stock issued to
  and subscribed to by founders                                      $      --      $   (26,000)   $      --
Fair value of purchase rights issued
  in private placement
Net loss                                                                 (79,157)          --          (79,157)
                                                                      -----------       --------     ---------
Balance at December 31, 2000                                             (79,157)       (26,000)       (64,457)
Payments of stock subscriptions                                             --           26,000         26,000
Exercise of stock rights by note holders                                    --             --            3,650
Common stock issued to
  medical advisory board                                                    --             --              200
Common stock sold in connection
  with public offering                                                      --                       2,151,000
Costs and fees associated
  with issuance of common stock                                             --             --         (537,491)
Fair market value of purchase rights
  to be issued in private placement                                         --             --          251,288
Net loss                                                              (1,151,807)          --       (1,151,807)
                                                                      -----------       --------     ---------
Balance at December 31, 2001                                          (1,230,964)          --          678,383
Exercise of stock rights by note holders                                    --             --            1,150
Common stock issued for services rendered                                   --             --          108,350
Net loss                                                              (1,147,650)          --       (1,147,650)
                                                                      -----------       --------     ---------
Balance at December 31, 2002                                          (2,378,614)          --         (359,767)
Sale of common stock                                                                                    92,187
Exercise of stock option                                                                                30,000
Conversion of note payable into common stock                                                            25,000
Issuance of common stock for services rendered                                                          23,750
Compensatory element of stock option grants                                                            211,650
Compensatory element of stock purchas rights                                                            85,500
Net loss                                                                (883,983)          --         (883,983)
                                                                      -----------       --------     ---------
Balance at December 31, 2003                                          (3,262,597)          --         (775,663)

Exercise of stock option                                                    --                             350
Sale of common stock                                                        --                          55,000
Common stock issued for payment of royalties                                --                           5,000
Net income                                                                 2,363           --            2,363
                                                                      -----------       --------     ---------
Balance at December 31, 2004                                          (3,260,234)          --         (712,950)
Compensatory element of stock option grants
Exercise of stock purchase rights                                            100
Net loss for the nine months ended September 30, 2005 (Unaudited)       (203,020)          --         (203,020)
                                                                      -----------       --------     ---------
Balance at September 30, 2005 (Unaudited)                             (3,463,254)          --         (913,295)
                                                                      ===========       ========     =========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Cumulative
                                                                                   From May 19, 2000
                                                       For The Nine Months Ended    (Inception) to
                                                                September 30,        September 30,
                                                           2005           2004           2005
                                                       -----------    -----------    -----------
Cash flows from operating activities:
Loss from continuiong operations:                      $  (204,141)   $  (125,000)   $  (358,969)
                                                       -----------    -----------    -----------
  Adjustments to reconcile discotinued loss to net cash used in operating activities:
    Amortization of deferred financing costs                  --             --           16,693
    Loss on investment in A.D. Pharma                         --          125,000        125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts payable and accrued expenses                128,236           --          130,695
                                                       -----------    -----------    -----------
  Total adjustments                                        128,236        125,000        272,388
                                                       -----------    -----------    -----------
Net cash used in continuing operating activities           (75,905)          --          (86,581)
                                                       -----------    -----------    -----------
Net cash used in discontinued operating activities            (895)      (398,142)    (2,340,807)
                                                       -----------    -----------    -----------
Net cash provided by (used in) operations                  (76,800)      (398,142)    (2,427,388)
                                                       -----------    -----------    -----------
Extraordinary gain - forgiveness of debt                      --          283,791        288,616
                                                       -----------    -----------    -----------
Cash flows used in investing activities:
  Investment in A. D. Pharma                                  --         (125,000)      (125,000)
  Purchase of property and equipment                          --             --          (74,899)
                                                       -----------    -----------    -----------
Net cash flows used in investing activities:                  --         (125,000)      (199,899)
                                                       -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                               65,000        100,000        929,519
  Payments of notes payable                                   --          (10,023)      (388,769)
  Net proceeds from issuance of common stock                   100         50,350      2,165,987
  Proceeds from sale of royalty agreement                     --             --           50,000
  Equipment loans                                             --             --          (32,481)
  Payments of financing costs                                 --             --          (56,200)
  Offering costs and fees                                     --             --         (326,980)
  Due to stockholder                                          --           75,000           --
                                                       -----------    -----------    -----------
Net cash provided by (used in) financing activities         65,100        215,327      2,341,076
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents       (11,700)       (24,024)         2,405

Cash and cash equivalents at beginning of period            14,105         24,301           --
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of period             $     2,405    $       277    $     2,405
                                                       ===========    ===========    ===========

                       See notes to financial statements.

                      MEDSTRONG INTERNATIONAL CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                        From May 19, 2000
                                                        For The Nine Months Ended         (Inception) to
                                                              September 30,                September 30,
                                                         2005               2004               2005
                                                       --------           --------           --------
                                                      (Unaudited)       (Unaudited)        (Unaudited)
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                           $   --             $  7,655           $ 32,311
                                                       ========           ========           ========
    Income taxes                                       $   --             $   --             $   --
                                                       ========           ========           ========

Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered                               $   --             $108,350
                                                                          ========           ========
  Common stock issued for accrued interest             $   --             $   --             $  5,000
                                                       ========           ========           ========
  Note payable converted to common stock               $   --             $   --             $ 25,000
                                                       ========           ========           ========
  Royalty obligation converted to note payable         $   --             $   --             $ 50,000
                                                       ========           ========           ========
  Deferred financing and offering costs                $   --             $   --             $249,689
                                                       ========           ========           ========
  Fair value of purchase rights issued
    to noteholders                                     $   --             $   --             $265,998
                                                       ========           ========           ========
  Compensatory element of stock option                 $  2,575           $   --             $214,225
                                                       ========           ========           ========
  Equipment financed                                   $   --             $   --             $ 34,120
                                                       ========           ========           ========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE  1  -  PLAN OF ORGANIZATION.

                     (a) Organization and Presentation of Financial Statements:

                  MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through September 30, 2005, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,463,254 and has working capital and stockholders' deficiencies of $913,295 at September 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong invested approximately $1,750,000 in its Medical Records Business. Until its sale in April 2004, the only memberships that have been contracted have been through wholesale offerings. The Medical Records Business generated gross receipts, but has never been profitable. The Company did not expect that it will ever earn a profit from this business, and the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

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

                  Pharma believes that it has the right under its agreement with Imperial, in the event volume commitments are not met, to continue as a marketing representative on a non-exclusive basis under terms and conditions set by Imperial. Pharma has advised us that it has initiated negotiations with Imperial in this regard; however, there is no assurance that these negotiations will result in continuation of Pharma as a marketing representative for Notox, or that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma. The $125,000 investment has been determined to be fully impaired and was charged to operations in the second quarter of 2004. The Company has received royalties of $22 in the nine months ended September 30, 2005.

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

                  We will rely upon the efforts of our officers and directors in implementing and evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this prospectus, we do not have any contracts or agreements with any outside consultants and none are contemplated.


NOTE  2 -  SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

                  (a) Basis of Presentation:

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows and changes in stockholders' deficiency for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

                  (b) Revenue Recognition:

                  Through September 30,2005, the Company had minimal revenues and was in the development stage. The Company recognizes revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

                  (h) Advertising Costs:

                  The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0 and $1,400 in the three months ended September 30, 2005 and 2004, $0 and $5,400 in the nine months ended September 30, 2005 and 2004 and $104,562 for the period from May 19, 2000 (Inception) to September 30, 2005, respectively.

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

                  At September 30, 2005 and December 31, 2004, the Company does not have any property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the abandonment of property and equipment of the discontinued operation and a charge to discontinued operations of $29,955 in 2004.

                  On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 was charged to discontinued operations in fiscal 2003. Depreciation of $5,985 was charged to discontinued operations in 2004.


NOTE  -4  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                  Included in accounts payable and accrued expenses are liabilities to stockholders or affiliates of stockholders for interest, wages and rent. Accounts payable and accrued expenses are comprised of the following:

                                                 September 30, 2005        December 31, 2004
                                               --------------------      ---------------------
                                              Continuing  Discontinued  Continuing  Discontinued
                                              Operations   Operations   Operations   Operations
                                               --------     --------     --------     --------
Professional fees                              $ 69,084     $ 27,000     $ 38,359     $ 40,224
Consulting fees                                    --          8,258        3,500        8,258
Advertising                                        --         13,369         --         13,369
Interest - related parties                      154,175       11,823       24,152       11,823
Salary and payroll taxes - related parties        2,100       36,548         --         43,737
Rent - related party                              3,500         --            350         --
Sundry operating expenses                        10,008       14,835         --         42,162
                                               --------     --------     --------     --------
                                               $238,867     $111,833     $ 66,361     $159,573
                                               ========     ========     ========     ========

NOTE  5 -  LOAN PAYABLE - EQUIPMENT.


                  In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO is the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest of $55 was charged to operations in 2003 and remains unpaid at September 30, 2005 and December 31, 2004.

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

                  Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. As the notes were not repaid by December 31, 2004, the original notes terms and interest were reinstated and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $ 0 was charged to operations in the current three and nine month periods in 2005 and $16,693and $33,338 was charged to discontinued operations in the three and nine month periods of 2004.

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

                  Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current nine months of $84,446, an additional $36,325 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the nine months ended September 30, 2005, these note holders were issued rights to acquire 155,000 common shares for an aggregate of $775. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $2,575 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty. In August and September 2005, two note holders exercised rights for an aggregate of 20,000 common shares.

                  Unpaid interest and penalties of $165,998 are included in accounts payable and accrued expenses at September 30, 2005.


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

                  In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations in the current quarter was $1,050 and $ 2,450 was charged from inception. $3,500 and $350 of rent remains unpaid and is included in accrued expenses and other current liabilities at September 30, 2005 and December 31, 2004, respectively.

NOTE  8 -  DEFERRED RENT.

                  The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense for the discontinued operation's premises that was charged to operations differed with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability at December 31, 2004 is the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. With the sale of the Medical Records segment, the Company settled its rental obligation to this landlord for $20,000.


NOTE  9 -  EMPLOYMENT AGREEMENT.

                  On December 15, 2000, the Company entered into an employment agreement with its Chief Executive Officer for a three (3) year term with an annual base salary of $150,000, which, effective March 1, 2001, was reduced by 25%. The agreement also provided for (i) minimum annual increases in the base salary of at least 5%, (ii) a non-cancelable and fully earned signing bonus of $50,000, (iii) an incentive bonus to be determined prior to commencement of each year and, (iv) stock options to purchase up to $333,000 worth of the Company's common stock which are to be granted from the Company's to be created stock option plan at an exercise price equal to the mid point between the bid and ask price of the Company's common stock on the date of grant. Effective with the licensing of the Medical Records Business to this individual on April 1, 2004, the employment agreement was terminated.

                  On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three
         (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at September 30, 2005 and December 31, 2004.


NOTE 10 - INCOME TAXES.

                  At September 30, 2005, the Company had a net operating loss carryforward amounting to approximately $3,460,000 available to reduce future taxable income expiring through the year 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the tax asset of approximately $1,178,000 has been fully reserved. A reconciliation of the statutory income tax effective rate to actual provision shown in the financial statements is as follows:

                                                                                                 Cumulative
                                                                                              From May 19, 2000
                                     For the Nine Months Ended September 30,                    (Inception) to
                                                 2005                      2004               September 30, 2005
                                              -----------               -----------           -------------------
Income (loss) before  income taxes     $  (203,020)              $    24,147                $(3,463,254)
                                       ===========               ===========                ============
Computed tax benefit at
  statutory rate                           (69,000)    (34.0%)         8,200      (34.0%)    (1,178,000) (34.0)
Utilization of net operating loss             --         -- %         (8,200)      34.0%
Net operating loss
  valuation reserve                         69,000      34.0%           --          -- %      1,178,000   34.0%
                                       -----------     ------    -----------       ------   -----------   -----
Total tax benefits                     $      --         -- %    $      --          -- %    $      --      -- %
                                       ===========     ======    ===========       ======   ============  =====

                                          For the Three Months Ended September 30,
                                                2005                    2004
                                              --------                --------
Income (loss) before  income taxes     $ (89,154)               $ 129,075
                                       =========                =========
Computed tax benefit at
  statutory rate                         (30,300)     (34.0%)      43,900      (34.0%)
Utilization of net operating loss           --          -- %      (43,900)      34.0%
Net operating loss
  valuation reserve                       30,300       34.0%         --          -- %
                                       ---------      -----     ---------     -------
Total tax benefits                     $    --          -- %    $    --          -- %
                                       =========      =====     =========     =======

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

                  Six note holders have been issued in the current period rights to acquire a total of 155,000 shares of the Company's common stock for an aggregate of $775 in satisfaction of the notes default penalty provision. The excess of the fair value of the rights and the exercise price of $2,575 has been charged to operations as additional interest. Two note holders each exercised two of their rights and purchased an aggregate of 20,000 common shares for $100.

                  (e) Private Placements:

                  The Company commenced the sale of up to 20,000,000 shares of its common stock in May 2003 at $0.25 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 410,043 of its common shares for $92,187 (net of placement agent's fees of $10,325).

                  In February 2004, the Company commenced an equity private placement to accredited investors. To date two individuals purchased common shares for $55,000.

                  (f) Stock Options:

                  The stockholders on August 12, 2003 ratified an increase of 2,000,000 shares eligible to be issued under the Company's qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company's Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 120,000 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally on April 25, 2003, the Board issued 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

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

                  On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an immediately vesting option to acquire 250,000 shares of the Company's common stock at the lower of the average between the bid and ask of the Company's common stock on the date of grant or $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at identical per share terms for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period. Through September 30, 2005, Ms. Folz has been granted options to acquire 1,000,000 common shares at prices ranging from $0.021 to $0.50 per share.

                  The following table illustrates the effect on net income
         (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to all options granted. For purpose of this pro-forma disclosure, the value of the options and rights is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the grant date, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net income (loss) and net income (loss) per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 0 to 10 years.

                                              For the Three Months Ended         For the Nine Months Ended
                                                     September 30,                      September 30,
                                                2005              2004             2005              2004
                                            ------------      ------------     ------------      ------------
Net income (loss) as reported               $    (89,154)     $    129,075     $   (203,020)     $     24,147
                                            ============      ============     ============      ============
Net income (loss) pro forma                 $   (119,358)     $    115,395     $   (285,584)     $    (16,893)
                                            ============      ============     ============      ============
Shares - basic and diluted                    32,902,173        32,748,043       32,898,435        32,689,302
                                            ============      ============     ============      ============
Net income (loss) oer share as reported     $      (0.00)     $       0.00     $      (0.01)     $       0.00
                                            ============      ============     ============      ============
Net income (loss) per share pro forma       $      (0.00)     $       0.00     $      (0.01)     $      (0.00)
                                            ============      ============     ============      ============

                  Presented below is a summary of the status of the outstanding stock options:

                                                  For the Nine Months Ended September 30,
                                         ----------------------------------------------------------
                                                           2005                              2004
                                                          Weighted                         Weighted
                                                          Average                           Average
                                                          Exercise                         Exercise
                                          Shares           Price            Shares           Price
                                         ---------    ---------------     ---------         ------
Options outstanding at beginning         1,390,000         $0.25          1,490,000    $0.001 to 0.25
Granted                                    750,000    $0.021 to $0.05          -              -
Expired                                       -              -                 -              -
Exercised                                     -              -             (350,000)        (0.001)
                                         ---------    ---------------     ---------         ------
Options outstanding at end               2,140,000    $0.021 to $0.25     1,140,000          $0.25
                                         =========    ===============     =========         ======

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

                  Leases:

                  In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. At September 30, 2005, the Company owed $3,500 in unpaid rent.

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

PLAN OF OPERATION

BACKGROUND

         MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At November 11, 2005, 32,928,000 shares of common stock have been issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,000 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRGW respectively.

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

         We will rely upon the efforts of our officers and directors in implementing and evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.


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

         In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all of the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 450,000 shares of the Company's common stock for $0.01 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of $-0- was charged to operations in the current three and nine month periods in 2005 and $16,693 and $33,338 were charged to operations during the three and nine months ended September 30, 2004. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest.

         In January 2004 we borrowed an additional $100,000 by issuing 4 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

         On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest. On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum and is due December 31, 2005. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon.

         Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current nine months of $84,446, an additional $36,325 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the nine months ended September 30, 2005, these note holders were issued rights to acquire 155,000 common shares for an aggregate of $775. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $2,575 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty. In August and September 2005, two note holders exercised rights for an aggregate of 20,000 common shares.

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

Liquidity and Financial Resources

         As of November 15, 2005, the Company had approximately 10 days of cash left to operate. Through December 31, 2004, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,463,254 and has working capital and stockholders' deficiencies of $913,295, at September 30, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month.

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

PART II--OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                                Principal     Total Offering Price/
        Date                Title and Amount          Purchaser                Underwriter   Underwriting Discounts
------------------------- ------------------------- ---------------------- -------------------- ----------------------
August 18, 2005           50,000 shares of Common   William Walker,                NA           $.001 per share/NA
                          Stock                     Employee compensation
------------------------- ------------------------- ---------------------- -------------------- ----------------------
August 18, 2005           25,000 shares of Common   Madix Marketing,               NA           $.001 per share/NA
                          Stock                     Consultant
------------------------- ------------------------- ---------------------- -------------------- ----------------------
August 22, 2005           5,000 shares of Common    Private investor               NA           $.005 per share/NA
                          Stock issued to holder
                          of promissory note
------------------------- ------------------------- ---------------------- -------------------- ----------------------
September 22, 2005        5,000 shares of Common    Private investor               NA           $.005 per share/NA
                          Stock issued to holder
                          of promissory note
------------------------- ------------------------- ---------------------- -------------------- ----------------------
September 22, 2005        10,000 shares of Common   Private investor               NA           $.005 per share/NA
                          Stock issued to holder
                          of promissory note
------------------------- ------------------------- ---------------------- -------------------- ----------------------
October 4, 2005           5,000 shares of Common    Private investor               NA           $.005 per share/NA
                          Stock issued to holder
                          of promissory note
------------------------- ------------------------- ---------------------- -------------------- ----------------------
October 4, 2005           5,000 shares of Common    Private investor               NA           $.005 per share/NA
                          Stock issued to holder
                          of promissory note
------------------------- ------------------------- ---------------------- -------------------- ----------------------

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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:   /s/  Jeanine Marie Folz
                                            ------------------------------------
                                            Jeanine Marie Folz
                                            Interim Chief Executive Officer and
                                            Principal Financial Officer

Dated: November 15, 2005



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