Form 10KSB
period 2005-12-31
MEDSTRONG INTERNATIONAL CORP
filed 2006-05-16
CIK 1136711

Form 10-KSB

      |_| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from to ---------------- ---------

          Commission file number 333-57468
                                ---------------------------

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
---------------------------------     -----------------------------------------
          Common Stock                                  None

Warrants to Purchase Common Stock                       None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
|X| Yes  |_| No

State issuer's revenues for its most recent fiscal year. $22

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $687,330 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 12, 2006, quoted by the National Quotation Bureau, LLC in the over-the-counter market. The aggregate market value of the Warrants held by nonaffiliates of the Issuer was approximately $60,228 based upon the last sales price prior to May 12, 2006, quoted by the National Quotation Bureau, LLC in the over-the-counter market.


The number of shares outstanding the issuer's common stock, $.001 par value, was 72,958,000 as of May 15, 2006 and the number of outstanding Warrants was 4,302,000 as of that date.


Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                Table of Contents

PART I

  Item 1.     Description of Business..........................................1
  Item 2.     Description of Property.........................................16
  Item 3.     Legal Proceedings...............................................16
  Item 4.     Submission of Matters to a Vote of Security Holders.............16

PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters.........5
  Item 6.     Management's Discussion and Analysis or Plan of Operation.......19
  Item 7.     Index to Financial Statements...................................26
  Item 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................45
  Item 8A.          Controls and Procedures...................................45
  Item 8B.    Other Information...............................................45

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............46
  Item 10.    Executive Compensation..........................................47
  Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................49
  Item 12.    Certain Relationships and Related Transactions..................50
  Item 13.    Exhibits................................
  Item 14.    Principal Accountant Fees and Services..........................52

EXHIBIT INDEX.................................................................54

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

ITEM 1.    DESCRIPTION OF BUSINESS

Background

         MedStrong International Corporation ("we", "us" or the "Company") is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. 72,958,000 shares of common stock have been issued and are outstanding as of the date of this report. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share, at a purchase price of $.40 per unit, presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol MSRG and MSRW respectively.

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

Recent Developments

Changes in our Board of Directors

At a meeting of the Board of Directors of the Company held on April 30, 2006, Mr. Robert M. Cohen was elected to our Board of Directors to fill a vacancy on the Board resulting from Ron Glime's resignation as a director on February 26, 2006. Following Mr. Cohen's election as a director, Messrs. Joel San Antonio, our Chairman, David Scotch, Edward Spindel and Michael Spindel resigned as directors. At the April 30 Board meeting, the Board also formally confirmed the resignation of Michael Salpeter as a director. Mr. Cohen is now serving as the sole director and Secretary of the Company.


Liquidity and Financial Resources

         As of May 12, 2006, the Company had approximately $5,300 cash on hand, and is in default as to $565,000 of notes payable. Through December 31, 2005, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,519,269 and has working capital and stockholders' deficiencies both in the amount of $966,825, at December 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors, in which one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note was due October 15, 2004. The Company is in default of the terms of this note as to principal and interest. On November 29, 2004, we borrowed $50,000 from a private investor; the note bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.

         Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current nine months of $84,446, an additional $36,325 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 350,000 common shares for an aggregate of $2,295. In August through December, note holders exercised rights for an aggregate of 60,000 shares of common stock.

         On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock.

Medical Records Business

     MedStrong developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong called its service "Vital Health Information" and "Patient Data Quickly." MedStrong had approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business generated gross receipts, but was never profitable. Our Board of Directors determined to license our medical records applications to our then Chief Executive Officer as described immediately below, since the Board viewed that business as unlikely to be profitable for us.

         Effective April 1, 2004, MedStrong licensed, on an exclusive basis, the medical information field (the "Licensed Field") applications of our proprietary software to our former Chief Executive Officer and President, Jerry R. Farrar, for a $65,000 up-front payment and continuing license fees and sold certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we intend to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. We believe that Mr. Farrar will develop our medical information business in a manner to benefit us substantially. Our Board of Directors determined that it would be a more effective business strategy for us to focus our capital resources on our software applications in the Retained Field and on our proposed pharmaceutical development business or an acquisition.

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

Investment in A.D. Pharma

         We entered into an agreement with A.D. Pharma, Inc., a Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right to receive payments with respect to Notox. Therefore, there is no assurance that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma.

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

RISK FACTORS

RISKS RELATING TO THE COMPANY'S CURRENT OPERATIONS

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

 Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2005, we generated revenues of $22, incurred operating expenses of $103,152 for continuing operations, and had no net income. As of May 15, 2006, we had approximately $5,300 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far. and we have earned $1,706 in revenues from continuing operations through December 31, 2005. As a result, as of December 31, 2005, we have a capital deficiency of ($966,825) and have a working capital deficiency in the same amount. Although within the last year we raised a total of $65,000 in debt offerings, our financial condition still raises substantial doubt about our ability to operate as a going concern.


WE HAVE $565,000 IN DEBT WHICH WE HAVE NOT REPAID AND WHICH IS IN DEFAULT

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

On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is in default.

Commencing in March 2005 through May 2005 we issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2005, the Company was in default on all of the notes and accrued interest thereon.

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

REDUCTION OF PERCENTAGE SHARE OWNERSHIP OR CHANGE IN OUTSTANDING SHARES FOLLOWING A BUSINESS COMBINATION

If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us. In addition, the new owners could change the outstanding shares be effecting a reverse stock split or a forward stock split, thus changing the number of shares our stockholders hold.

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


      On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four of the Company's customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company's issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 100,000 shares of common stock.

      In January 2004 we borrowed an additional $100,000 by issuing four promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

      On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company's Warrants from $0.75 to $0.40 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The changes to the terms of the warrants will not become effective unless and until the post-effective amendment to the Registration Statement covering the Warrants is declared effective by the Securities and Exchange Commission.

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

         On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is in default.

         Commencing in March 2005 through May 2005 we issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 350,000 common shares for an aggregate of $2,295. In August through December, note holders exercised rights for an aggregate of 60,000 shares of common stock.

         On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock.



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


ITEM 2.  DESCRIPTION OF PROPERTY

         On June 1, 2004, we entered into a one year agreement of use with Warrantech Corporation, for an office at 350 Bedford Street, Suite 203, Stamford, Connecticut 06901. The terms of the agreement are for the use of the office for $350.00 per month. The agreement will renew automatically for additional one year terms unless terminated in writing by either party at least 30 days prior to the end of the then current term.


ITEM 3.  LEGAL PROCEEDINGS.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

         The Company's common stock ("MSRG") and the Company's warrants ("MSRW") are thinly traded.

         The quotations below for the common stock and warrants are up until March 31, 2006, and are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         The following tables set forth the range of high and low bid prices of the Company's common stock and the range of high and low bid prices or trade prices of the Company's warrants, as applicable, in each case from January 1, 2004 through December 31, 2005 and for the first quarter of 2006. Both the Company's common stock and the Company's warrants were quoted on the Over-The-Counter Bulletin Board.


PRICE RANGE OF COMMON STOCK

                     H       L       H       L      H       L       H       L

        2004:           Q1               Q2             Q3              Q4

                  $.37    $.13    $.15    $.05   $.10    $.05    $.10    $.05



       2005:            Q1               Q2             Q3              Q4

                  $.06    $.05    $.05    $.05     --      --    $.012  $.005

       2006:     Q1

                  $.06   $.006


PRICE RANGE OF WARRANTS

                     H       L       H       L       H      L       H      L

       2004:            Q1               Q2             Q3              Q4
                  $.22    $.06    $.07    $.02     $.02  $.02     $.03  $.02


       2005:            Q1               Q2             Q3             Q4

                  $.05    $.03    $.01    $.01   $.06    $.02    $.06  $.0012


       2003:            Q1

                 $.107   $.003

HOLDERS

         As of May 15, 2006, there were approximately 86 holders of record of the Company's common stock and approximately 29 holders of record of the Company's warrants.

DIVIDENDS

         Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as at December 31, 2005.

-----------------------------------------------------------------------------
                   (a)              (b)                    (c)
--------------------------------------------------------------------------
Plan category      Number of        Weighted-average       Number of securities
                   securities to    exercise price of      remaining available
                   be issued upon   outstanding options,   for future issuance
                   exercise of      warrants and rights    under equity
                   outstanding                             compensation plans
                   options,                                (excluding securities
                   warrants and                            reflected in
                   rights                                  column (a))
--------------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders            2,390,000        $0.021 to $0.25        260,000
--------------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security holders
--------------------------------------------------------------------------------
Total              2,390,000                               260,000
--------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION


PLAN OF OPERATION

BACKGROUND

         MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At December 31, 2005, 32,958,000 shares of common stock were issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRW respectively.

2005

         In 2005, we generated revenues of $22, incurred operating expenses of $103,152, and had a loss of $259,035 from continuing operations. As at December 31, 2005, we had incurred losses since inception of $3,519,269.

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

Investment in A.D. Pharma

         We entered into an agreement with A.D. Pharma, Inc., a Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right to receive payments with respect to Notox. Therefore, there is no assurance that we have any prospects of receiving any royalty payments with respect to sales of Notox by Pharma.

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

         On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.


         Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current nine months of $84,446, an additional $36,325 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 350,000 common shares for an aggregate of $2,295. In August through December, 2005, note holders exercised rights for an aggregate of 60,000 shares of common stock.


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

         On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company's Warrants from $0.75 to $0.40 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The changes to the terms of the warrants will not become effective unless and until the post-effective amendment to the Registration Statement covering the Warrants is declared effective by the SEC.

         On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest.

         On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.

         On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock.


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


Liquidity and Financial Resources

         As of May 15, 2005, the Company had approximately $5,300 of cash on hand. Through December 31, 2005, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,519,269 and has working capital and stockholders' deficiencies both in the amount of $966,825 at December 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At December 31, 2005 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

         To date, the Company has covered operating deficits through its financing activities. In January 2004, the Company was successful in issuing to two individuals four 15% interest bearing sixty-day notes for an aggregate of $100,000. The Company is presently in default of these notes and interest thereon. In February 2004, the Company commenced an equity private placement to accredited investors. Through August 20, 2004, one individual purchased 500,000 common shares for $50,000 and one individual subscribed for 50,000 shares for $5,000. On July 15, 2004, we borrowed $25,000 by issuing a note bearing interest at a rate of 20% per annum payable monthly in arrears. The note is due October 15, 2004. The Company is in default of the terms of this note as to principal and interest. On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.

         On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock.

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

Item 7.  Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)


                                    I N D E X

Page No.



   Independent Auditors' Report ......................................        27

   Balance Sheets as at December 31, 2005 and 2004.... ...............        28


   Statements of Operations
     For the Years Ended December 31, 2005 and 2004 and For the
     Period From May 19, 2000 (Inception) to December 31, 2005 .......        29


   Statements of Stockholders' Equity (Capital Deficiency)
     For the Years Ended December 31, 2005 and 2004 and For the
     Period From May 19, 2000 (Inception) to December 31, 2005........        30


   Statements of Cash Flows
     For the Years Ended December 31, 2005 and 2004 and For the
     Period From May 19, 2000 (Inception) to December 31, 2005........    30, 31


   Notes to Financial Statements .....................................   32 - 44

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MedStrong International Corporation

We have audited the accompanying balance sheets of MedStrong International Corporation (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended December 31, 2005 and 2004 and for the period from May 19, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedStrong International Corporation (A Development Stage Company) at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from May 19, 2000 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders' capital deficiencies of $966,825 and $966,825, respectively, at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
New York, New York
May 10, 2006

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                           December 31,
                                                                       2005           2004
                                                                   -----------    -----------
Current assets:
  Cash and cash equivalents                                        $       553    $    14,105
  Accounts receivable                                                       --             --
  Prepaid expenses                                                          --             --
        Total current assets                                               553         14,105
                                                                   -----------    -----------

Other assets:
  Security deposit                                                          --             --
  Deferred financing and interest costs                                     --             --
                                                                   -----------    -----------
        Total other assets                                                  --             --
                                                                   -----------    -----------

                                   Total assets                    $       553    $    14,105
                                                                   ===========    ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                    $   565,000    $   500,000
  Accounts payable and accrued expenses                                402,378        225,934
                                                                   -----------    -----------
        Total current liabilities                                      967,378        725,934
                                                                   -----------    -----------

Long-term liabilities:
  Deferred rent                                                             --          1,121
                                                                   -----------    -----------
                                                                            --          1,121
                                                                   -----------    -----------
Commitments and contingencies                                               --             --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,958,043 shares
      at December 31, 2005 and 31,898,043
      shares at December 31, 2004                                       32,958         32,898
  Additional paid-in capital                                         2,519,486      2,514,386
  Deficit accumulated in the development stage                      (3,519,269)    (3,260,234)
                                                                   -----------    -----------

Total stockholders' capital deficiency                                (966,825)      (712,950)
                                                                   -----------    -----------

                     Total Liabilities and Capital Deficiency      $       553    $    14,105
                                                                   ===========    ===========


                        See Notes to Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                             Cumulative
                                                                            For the Period
                                           For the Year    For the Year    From May 19, 2000
                                              Ended          Ended          (Inception) to
                                           December 31,    December 31,       December 31,
                                               2005           2004                2005
                                           ------------    ------------    -----------------
Continuing Operations:
Revenues                                   $         22    $      1,684    $           1,706
                                           ------------    ------------    -----------------

Costs and expenses:
  Selling, general and administrative           103,152           7,360              110,512
  Loss on investment in A. D. Pharma                 --         125,000              125,000
  Interest expense                              157,026          24,152              181,178
                                           ------------    ------------    -----------------
Total costs and expenses                        260,178         156,512              416,690
                                           ------------    ------------    -----------------

(Loss) from continuing operations              (260,156)       (154,828)            (414,984)
                                           ------------    ------------    -----------------

Discontinued operations:
Revenues:
  Sales                                              --         105,332              445,466
  Sale of license                                    --         280,557              280,557
  Royalties                                          --          10,404               10,404
                                           ------------    ------------    -----------------
  Total revenues                                     --         396,293              736,427
                                           ------------    ------------    -----------------

Cost and Expenses:
  Cost of sales                                      --              --                  430
  Selling, general and administrative            (1,121)        445,856            3,680,574
  Interest income                                    --          (1,971)              (6,483)
  Financing income                                   --          50,082              339,216
  Interest expense                                   --          33,751              115,591
                                           ------------    ------------    -----------------
  Total cost and expenses                        (1,121)        527,718            4,129,328
                                           ------------    ------------    -----------------

(Loss) from discontinued operations               1,121        (131,425)          (3,392,901)
                                           ------------    ------------    -----------------

Extraordinary gain - forgiveness of debt             --         288,616              288,616
                                           ------------    ------------    -----------------

Net income (loss)                          ($   259,035)   $      2,363    ($      3,519,269)
                                           ============    ============    =================

Per share data - basic and diluted:
  (Loss) from continuing operations        ($      0.01)   ($      0.00)
  (Loss) from discontinued operations              0.00           (0.01)
  Extraordinary gain                               0.00            0.01
                                           ------------    ------------
  Net income (loss)                        $       0.00    $       0.00
                                           ============    ============

Weighted average shares
  outstanding - basic and diluted            32,906,866      32,729,259
                                             ==========    ============


                        See Notes to Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                        Deficit                           Total
                                                                                      Accumulated                     Stockholders'
                                                 Common Stock           Additional      in the          Stock            Equity
                                           ------------------------      Paid-in      Development    Subscriptions      (Capital
                                              Shares        Value        Capital         Stage        Receivable       Deficiency)
                                           -----------   -----------   -----------    -----------    -------------    -------------
Common stock issued to
  and subscribed to by founders             26,000,000   $    26,000            --    $        --    ($     26,000)   $          --
                                                         ===========
Fair value of purchase rights issued
  in private placement                              --            --        14,700             --               --           14,700
Net loss                                            --            --            --        (79,157)              --          (79,157)
                                           -----------   -----------   -----------    -----------    -------------    -------------
Balance at December 31, 2000                26,000,000        26,000        14,700        (79,157)         (26,000)         (64,457)
Payments of stock subscriptions                     --            --            --             --           26,000           26,000
Exercise of stock rights by note holders       365,000           365         3,285             --               --            3,650
Common stock issued to
  medical advisory board                       200,000           200            --             --               --              200
Common stock sold in connection
  with public offering                       4,302,000         4,302     2,146,698             --               --        2,151,000
Costs and fees associated
  with issuance of common stock                     --            --      (537,491)            --               --         (537,491)
Fair market value of purchase rights
  to be issued in private placement                 --            --       251,288             --               --          251,288
Net loss                                            --            --            --     (1,151,807)              --       (1,151,807)
                                           -----------   -----------   -----------    -----------    -------------    -------------
Balance at December 31, 2001                30,867,000        30,867     1,878,480     (1,230,964)              --          678,383
Exercise of stock rights by note holders       115,000           115         1,035             --               --            1,150
Common stock issued for services
  rendered                                     176,000           176       108,174             --               --          108,350
Net loss                                            --            --            --     (1,147,650)              --       (1,147,650)
                                           -----------   -----------   -----------    -----------    -------------    -------------
Balance at December 31, 2002                31,158,000        31,158     1,987,689     (2,378,614)              --         (359,767)
Sale of common stock                           410,043           410        91,777             --               --           92,187
Exercise of stock option                       120,000           120        29,880             --               --           30,000
Conversion of note payable into common
  stock                                        100,000           100        24,900             --               --           25,000
Issuance of common stock for services
  rendered                                     110,000           110        23,640             --               --           23,750
Compensatory element of stock option
  grants                                            --            --       211,650             --               --          211,650
Compensatory element of stock purchas
  rights                                            --            --        85,500             --               --           85,500
Net loss                                            --            --            --       (883,983)              --         (883,983)
                                           -----------   -----------   -----------    -----------    -------------    -------------

Balance at December 31, 2003                31,898,043        31,898     2,455,036     (3,262,597)              --         (775,663)

Exercise of stock option                       350,000           350            --             --               --              350
Sale of common stock                           550,000           550        54,450             --               --           55,000
Common stock issued for payment of
  royalties                                    100,000           100         4,900             --               --            5,000
Net income                                          --            --            --          2,363               --            2,363
                                           -----------   -----------   -----------    -----------    -------------    -------------
Balance at December 31, 2004                32,898,043        32,898     2,514,386     (3,260,234)              --         (712,950)
Compensatory element of stock rights
  grants                                            --            --         4,860             --               --            4,860
Exercise of stock purchase rights               60,000            60           240             --               --              300
Net loss                                            --            --            --       (259,035)              --         (259,035)
                                           -----------   -----------   -----------    -----------    -------------    -------------
Balance at December 31, 2005                32,958,043   $    32,958     2,519,486     (3,519,269)              --         (966,825)
                                           ===========   ===========   ===========    ===========    =============    =============


                        See Notes to Financial Statements

                       [OBJECT OMITTED] [GRAPHIC OMITTED]
                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                       For the Year    For the Year        Cumulative
                                                          Ended           Ended        From May 19, 2000
                                                       December 31,    December 31,       (Inception) to
                                                           2005            2004        December 31, 2005
                                                       ------------    ------------    -----------------
Cash flows from operating activities:
(Loss) from continuing operations:                     ($   260,156)   ($   154,828)   ($        414,984)
                                                       ------------    ------------    -----------------
  Adjustments to reconcile discontinued loss to net
      cash used in operating activities:
    Deferred rent                                             1,121                                1,121
    Amortization of deferred financing costs                 16,693          16,693
    Loss on investment in A.D. Pharma                                       125,000              125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts payable, accrued expenses and other          181,078           2,459              183,537
                                                       ------------    ------------    -----------------
  Total adjustments                                         182,199         144,152              326,351
                                                       ------------    ------------    -----------------
Net cash used in continuing operating activities            (77,957)        (10,676)             (88,633)
                                                       ------------    ------------    -----------------

Net cash used in discontinued operating activities             (895)       (241,653)          (2,340,807)
                                                       ------------    ------------    -----------------

Net cash used in operations                                 (78,852)       (396,481)          (2,429,440)
                                                       ------------    ------------    -----------------

Extraordinary gain - forgiveness of debt                         --         288,616              288,616
                                                       ------------    ------------    -----------------

Cash flows used in investing activities:
  Investment in A. D. Pharma                                     --        (125,000)            (125,000)
  Purchases of property assets                                   --              --              (74,899)
                                                       ------------    ------------    -----------------
Net Cash used in investing activities                            --        (125,000)            (199,899)
                                                       ------------    ------------    -----------------

Cash flows from financing activities:
  Proceeds from notes payable                                65,000         169,569              929,519
  Payments of notes payable                                  (2,250)       (388,769)
  Net proceeds from issuance of common stock                    300          55,350            2,166,187
  Proceeds from sale of royalty agreement                        --              --               50,000
  Equipment loans                                                --              --              (32,481)
  Payments of financing costs                                    --              --              (56,200)
  Offering costs and fees                                        --              --             (326,980)
                                                       ------------    ------------    -----------------
Net cash provided by (used in) financing activities          65,300         222,669            2,341,276
                                                       ------------    ------------    -----------------

Net increase (decrease) in cash and cash equivalents        (13,552)        (10,196)                 553

Cash and cash equivalents at beginning of period             14,105          24,301                   --
                                                       ------------    ------------    -----------------

Cash and cash equivalents at end of period             $        553    $     14,105    $             553
                                                       ============    ============    =================

                        See Notes to Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)


                                                     For the Year   For the Year       Cumulative
                                                         Ended         Ended       From May 19, 2000
                                                     December 31,   December 31,     (Inception) to
                                                         2005           2004       December 31, 2005
                                                     ------------   ------------   -----------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                         $         --   $         --   $          32,311
                                                     ============   ============   =================

    Income taxes                                     $         --   $         --   $              --
                                                     ============   ============   =================


Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered          $         --   $         --   $         108,350
                                                     ============   ============   =================

  Common stock issued for accrued interest                          $      5,000   $           5,000
                                                                    ============   =================

  Note payable converted to common stock             $         --   $         --   $          25,000
                                                     ============   ============   =================

  Royalty obligation converted to note payable                      $     50,000   $          50,000
                                                                    ============   =================

  Deferred financing and offering costs              $         --   $         --   $         249,689
                                                     ============   ============   =================

  Fair value of purchase rights issued
    to noteholders                                   $         --   $         --   $         265,998
                                                     ============   ============   =================

  Compensatory element of stock option               $      4,860   $         --   $           4,860
                                                     ============   ============   =================

  Equipment financed                                 $         --   $         --   $          34,120
                                                     ============   ============   =================

                        See Notes to Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


NOTE 1 - PLAN OF ORGANIZATION.

                  (a) Organization and Presentation of Financial Statements:

         MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2005, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,519,269 and has working capital and stockholders' deficiencies of $966,825 and $966,825, respectively, at December 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong invested approximately $1,750,000 in its Medical Records Business. Until its sale in April 2004, the only memberships that have been contracted have been through wholesale offerings. The Medical Records Business generated gross receipts, but was never profitable. The Company did not expect that it will ever earn a profit from this business, and the Board of Directors determined to license to our then Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

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

         Investment in A.D. PHARMA

         We entered into an agreement with A.D. Pharma, Inc., a Florida corporation ("Pharma"), on January 6, 2004, pursuant to which we acquired an interest in proceeds from the marketing of Notox(R), a natural herbal formulation which protects against intoxicating effects of alcohol. We acquired from Pharma up to 10% of the gross revenues to be received by Pharma from the sale of Notox within the United States for a period of 5 years from the date of the agreement. Of the $250,000 consideration for the initial term, we paid Pharma $125,000 for 5% of gross proceeds from Notox. Under the agreement, we were entitled to an additional 5% of gross proceeds for $125,000 payable $50,000 by March 13, 2004 for 2% and $75,000 payable by April 12, 2004 for 3%. These payments were not made. Our transaction with Pharma was dependent upon Pharma's relationship with Imperial Gold Hong Kong Inc., a Delaware company ("Imperial"). Pharma had entered into a Licensing Agreement with Imperial, dated December 15, 2003, as amended, pursuant to which Pharma received the exclusive rights to market Notox in the United States. Pharma advised us that, by notice dated June 21, 2004, Imperial cancelled its Licensing Agreement with Pharma based, inter alia, on Pharma's stated failure to generate required minimum sales of Notox capsules. As a result of Imperial's cancellation of the agreement with Pharma, Pharma no longer has rights to sell Notox, and therefore, we no longer have the right to receive payments with respect to Notox.
         The $125,000 investment has been determined to be fully impaired and was charged to operations during the year ended December 31, 2004. The Company earned $22 and $0 in royalty income during the years ended December 31, 2005 and 2004, respectively.

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

            (b) Revenue Recognition:

         Through December 31, 2005, the Company had minimal revenues and was in the development stage. The Company recognized revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

            (h) Advertising Costs:

         The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $5,400 and $104,562 for the years ended December 31, 2005 and 2004 and for the period from May 19, 2000 (Inception) to December 31, 2005, respectively.

            (i) Recently Issued Accounting Pronouncements:

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at far value on the date of grant, and to be expensed over the over the applicable vesting period. The Company will be required to comply with SFAS No. 123(R) for all financial periods commencing after December 15, 2005.

         Management believes the adoption of this pronouncement will not have a material impact on the Company.

NOTE 3 - PROPERTY AND EQUIPMENT.

         The Company currently does not have property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the abandonment of property and equipment of the discontinued operation and a charge to discontinued operations of $29,955. Property assets were as follows:

Continuing operations:                               $       --
                                                     ==========

Discontinued operations:
  Office equipment                                   $   53,841
  Computer and software                                  24,675
                                                     ----------
                                                         78,516
Less:  Accumulated depreciation and amortization         42,576
                                                     ----------
                                                     $   35,940
                                                     ==========


         On April 1, 2004, the Board of Directors approved the sale of the Company's furniture and fixtures to its CEO for $10,000. The variance between the sales price and the cost less accumulated depreciation of the assets sold of $1,551 has been charged to operations in fiscal 2003. Depreciation of $5,985 was charged to discontinued operations in 2004.


     NOTE  4 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

         Accounts payable and accrued expenses are comprised of the following:

                                  December 31, 2005              December 31, 2004
                                  -----------------              -----------------
                              Continuing    Discontinued    Continuing    Discontinued
                              Operations     Operations     Operations     Operations
                             ------------   ------------   ------------   ------------
Professional fees            $     38,359   $     40,224   $     38,359   $     40,224

Consulting fees                     3,500          8,258          3,500          8,258

Advertising                            --         13,369             --         13,369

Interest - related parties        187,025         11,823         24,152         11,823

Salary and Payroll Taxes            6,523         43,737             --         43,737

Rent                                1,050             --            350             --

Sundry operating expenses           6,348         42,162             --         42,162
                             ------------   ------------   ------------   ------------
                             $    242,805   $    159,573   $     66,361   $    159,573
                             ============   ============   ============   ============

     NOTE  5 -  LOAN PAYABLE - EQUIPMENT.

         In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO was the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest remains unpaid at December 31, 2005 and 2004.

NOTE 6 - NOTES PAYABLE.

         During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five note aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

         Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $0 and 50,082 was charged to continuing operations in for the years ended December 31, 2005 and 2004. No amortization was charged to continuing operations in 2005 and 2004.

         On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on December 31, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance. Interest expense of $103,152 and $7,459 was charged to continuing operations and $0 and $3,751 was charged to discontinued operations in the years ended December 31, 2005 and 2004, respectively.

                  Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current year of $115,851, an additional $41,175 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 350,000 common shares for an aggregate of $2,295. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $4,860 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty. From August to December 2005, two note holders exercised rights for an aggregate of 60,000 common shares.

         Unpaid interest and penalties of $198,848 are included in accounts payable and accrued expenses at December 31, 2005 and 2004, respectively. Additionally, all notes are in default as of December 31, 2005.


NOTE 7 - RELATED PARTY TRANSACTIONS.

         The Board of Directors determined to license to its then Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all other applications of its software. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement is effective April 1, 2004, and is for a perpetual term; provided, that MedStrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, MedStrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

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

         In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations was $4,200 and $2,450 of which $1,050 and $350 remains unpaid and is included in accrued expenses and other current liabilities at December 31, 2005 and 2004, respectively.


NOTE 8 - DEFERRED RENT.

         The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense for the discontinued operation's premises that was charged to operations differed with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. The deferred rent liability at December 31, 2004 was the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. With the sale of the Medical Records segment, the Company settled its rental obligation to this landlord for $20,000.

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

         On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2005 and 2004.


NOTE 10 - INCOME TAXES.

         At December 31, 2005, the Company had a net operating loss carryforward amounting to approximately $3,519,000 available to reduce future taxable income expiring through the year 2023 which results in a tax asset of approximately $1,196,000. However, in May 2004, the Company received $40,000 from an investor in exchange for 40,000,000 shares of the Company's common stock resulting in that investor effectively owning approximately 55% of the Company. In accordance with the provisions of IRC SEC 382, this stock transaction results in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $169,000 in each year through 2023 (the expiration year for the current net operating loss carryforwards). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,035,000 in the aggregate.

         Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                                                                                       Cumulative
                                                                                                    From May 19, 2000
                                     For the Year Ended             For the Year Ended               (Inception) to
                                     December 31, 2005               December 31, 2004              December 31, 2005
                                     ------------------             ------------------              ------------------
Income (loss) before  income taxes   ($  259,035)                  $     2,363                    ($3,260,234)
                                      ===========                  ===========                    ===========

Computed tax benefit at
  statutory rate                          88,071           34.0%           400            15.0%    (1,109,000)         (34.0%)
Utilization of operating loss
  carryforward                           (88,071)         (34.0%)         (400)          (15.0%)
Net operating loss
  valuation reserve                           --             --%            --              --%     1,109,000           34.0%
                                     -----------    -----------    -----------     -----------    -----------    -----------

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

                  (a) Initial Sale of The Company's Securities to the Public:

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

                  (b) Common Stock Issued for Services Rendered:

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

                  (c) Common Stock Issued Through Conversion Of Debt:

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

         Six note holders have been issued in the current period rights to acquire a total of 350,000 shares of the Company's common stock for an aggregate of $2,295 in satisfaction of the notes default penalty provision. The excess of the fair value of the rights and the exercise price of $4,860 has been charged to operations as additional interest. Two note holders each exercised two of their rights and purchased an aggregate of 60,000 common shares for $300 in 2005.

                  (d) Private Placements:

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

                  (e) Stock Options:

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

         On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an immediately vesting option to acquire 250,000 shares of the Company's common stock at the lower of the average between the bid and ask of the Company's common stock on the date of grant or $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at identical per share terms for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period. Through December 31, 2005, Ms. Folz has been granted options to acquire 1,000,000 common shares, in aggregate, at prices ranging from $0.021 to $0.50 per share.

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

         Presented below is a summary of the status of the outstanding stock options:

                                              Year Ended December 31,
                                           ----------------------------
                                                2005           2004
                                           ------------    ------------

Net income (loss) as reported              ($   259,035)   $      2,363
                                           ============    ============

Net (loss) pro forma                       ($   349,005)   ($    52,911)
                                           ============    ============

Shares - basic and diluted                   32,906,866      32,729,529
                                           ============    ============

Net Income (loss) per share as reported    ($      0.01)   $       0.00
                                           ============    ============

Net (loss) per share - pro forma           ($      0.01)   ($      0.00)
                                           ============    ============

                                                For the Years Ended December 31,
                                              2005                            2004
                                   ----------------------------   -----------------------------
                                                   Weighted                        Weighted
                                                    Average                         Average
                                                   Exercise                        Exercise
                                     Shares          Price          Shares           Price
                                   ----------   ---------------   ----------    ---------------
Options outstanding at beginning    1,390,000   $          0.25    1,490,000     $0.001 to 0.25
Granted                             1,000,000   $.021 to $.05        200,000               0.05
Expired                                    --                --           --                 --
Exercised                                  --                --     (350,000)             (0.00)
                                   ----------   ---------------   ----------    ---------------

Options outstanding at end          2,390,000   $0.021 to $0.25    1,340,000     $0.05 to $0.25
                                   ==========   ===============   ==========    ===============


NOTE 12 - COMMITMENTS AND CONTINGENCIES.

                  Leases:

         In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO is the also the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice


NOTE 13 - SUBSEQUENT EVENTS.

         Effective February 26, 2006, Ron Glime resigned as a director. At a meeting of the Board of Directors held on Sunday, April 30, 2006, Mr. Robert M. Cohen was elected to our Board of Directors to fill a vacancy on the Board. Mr. Cohen was also subsequently elected Secretary of the Company.

         Following Mr. Cohen's election as a director, Messrs. Joel San Antonio, our Chairman, David Scotch, Edward Spindel and Michael Spindel resigned as directors. At the April 30, 2006 Board meeting, the Board also formally confirmed the de facto resignation of Michael Salpeter as a director, based on Mr. Salpeter's refusal to respond to notices of directors' meetings or to communicate with the Company for an extensive period of time.

         On May 4, 2006, the Company received $40,000 from an investor in exchange for 40,000,000 shares of the Company's common stock for an approximate 55% interest in the Company's outstanding stock at the transaction date.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

         The Company's quarterly financial data for the year ended December 31, 2005 and 2004 follows below:

                                                               For The Quarter Ended
                                             March 31,       June 30,      September 30,   December 31,
                                           ------------    ------------    -------------   ------------
2005:
(Loss) from continuing operations          ($    50,412)   ($    64,575)   ($     89,154)   ($    56,015)
Gain (loss) from discontinued operations            226             895               --              --
Extraordinary gain                                   --              --               --              --
Net Income (loss)                          ($    50,186)   ($    63,680)   ($     89,154)   ($    56,015)
                                           ============    ============    =============    ============

Income (loss) per share:
(Loss) from continuing operations          ($      0.00)   ($      0.00)   ($       0.00)   ($      0.00)
Gain (loss) from discontinued operations           0.00            0.00               --              --
Extraordinary gain                                   --              --               --              --
Net Income (loss)                          ($      0.00)   ($      0.00)   ($       0.00)   ($      0.00)
                                           ============    ============    =============    ============

Shares used in computation                   32,898,043      32,898,043       32,898,043      32,906,866
                                           ============    ============    =============    ============

2004:
(Loss) from continuing operations          $         --    ($   125,000)   $          --    ($    29,828)
(Loss) from discontinued operations            (179,830)        (78,472)         123,658          (3,219)
Extraordinary gain                                   --         278,374            5,417           4,825
Net Income (loss)                          ($   179,830)   $     74,902    $     129,075    ($    28,222)
                                           ============    ============    =============    ============

Income (loss) per share:
(Loss) from continuing operations          $         --    ($      0.00)   $          --    ($      0.00)
(Loss) from discontinued operations               (0.01)          (0.00)            0.00           (0.00)
Extraordinary gain                                   --
Net Income (loss)                          ($      0.01)   $       0.00    $        0.00    ($      0.00)
                                           ============    ============    =============    ============

Shares used in computation                   32,571,821      32,748,043       32,748,043      32,799,130
                                           ============    ============    =============    ============

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

ITEM 8B. OTHER INFORMATION.

None.

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

         Effective February 26, 2006 Ron Glime resigned as a director. At a meeting of the Board of Directors of the Company held on Sunday, April 30, 2006, Mr. Robert M. Cohen was elected to our Board of Directors to fill the vacancy on the Board. Following Mr. Cohen's election as a director, Messrs. Joel San Antonio, our Chairman, David Scotch, Edward Spindel and Michael Spindel resigned as directors. At the April 30 Board meeting, the de facto resignation of Michael Salpeter as a director was also confirmed.

         Subsequent to the April 30, 2006 Board meeting, Mr. Cohen, who is our sole director was appointed on May 3, 2006 as our Secretary.

The directors and executive officers of the Company are as follows:
--------------------------------------------------------------------------------
Name                Age                 Position
--------------------------------------------------------------------------------
Robert M. Cohen     45                  Director and Secretary
--------------------------------------------------------------------------------
Jeanine M. Folz     39                  Chief Executive Officer
--------------------------------------------------------------------------------


ROBERT M. COHEN

Mr. Cohen was elected a director of the Company on April 30, 2006, and shortly thereafter was elected as Secretary of the Company. Mr. Cohen is a director and Chief Executive Officer of Marc Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. He is also a director of Warrantech Corporation, a publicly-traded corporation, and a founder and Chairman of the Board of Directors of Home Run USA, Inc., , a private chain of indoor batting cages. In 1987, Mr. Cohen founded Robert M. Cohen & Co. Inc., a full-service stock brokerage firm, and served as President from the company's inception through December 2003. Robert M. Cohen & Co. Inc. was the underwriter for the Company's initial public offering in 2001 and the placement agent for its stock private placement in 2003.

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

ITEM 10. EXECUTIVE COMPENSATION


Annual  Compensation                                                   Awards                         Payouts
---------------------------------------------                          ---------                      ------------------
(a)               (b)         (c)         (d)          (e)            (f)           (g)                (h)      (i)
Name                                      Other        Restricted     Securities
and                                       Annual       Stock          Underlying                       LTIP     All Other
Principal         Year        Salary      Bonus        Comp.          Awards        Options/           Payouts  Comp.
Position          (1)         ($)        ($)           ($)            ($)           SARs(#)            ($)      ($)
--------------    ----        ------      -----        ------         ----------    --------           -------   --------


Jerry R.           2004            $ 0
Farrar             2003            $150,000

Jeanine M.
Folz               2004            $10,600                             250,000
                   2005                                              1,000,000

(1)      Fiscal  years  ended  December  31, 2003, 2004  and  2005.



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

         Medstrong agreed to the issuance of a non-qualified option of 350,000 shares of Medstrong International Common Stock at a price of $.001 per share to be immediately vested. Medstrong acknowledged that unpaid salary of $26,169 and resulting payroll taxes is owed to the CFO, is accrued on the books of the Company and is payable as a priority liability. Medstrong agreed to pay for three months of Health Insurance and deliver a check to the CFO for $1,000. The CFO agreed to waive his stock grants under paragraph 5b of his agreement, other than the 350,000 shares, and waive the severance clause of his agreement. The non-qualified option for 350,000 shares was exercised on January 17, 2004.

         On November 16, 2004, the Board of Directors appointed Jeanine Folz as interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares of the Company's common stock for each three months that Ms. Folz is acting as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance. As at May 1, 2006, Ms. Folz has the right to acquire 1,500,000 shares of common stock as follows: 750,000 shares at a price of $.05 per share, pursuant to options, 250,000 of which expire November 15, 2014, 250,000 of which expire February 13, 2015, and 250,000 of which expire May 14, 2015; 250,000 shares at a price of $.021 per share, which expire August 14, 2015; and 500,000 shares at a price of $.02 per share, 250,000 of which expire November 14, 2015, and 250,000 of which expire February 14, 2016.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of May 15, 2006. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of
Beneficial Owner           Shares Beneficially Owned (1) (2)
Number Percent
--------------------------------------------------------------------------------
Jeanine M. Folz (3)                 1,500,000                         2.00%

Robert M. Cohen (4)                   731,340                         1.00%

Joel San Antonio (5)               13,320,000                        18.26%

Charles Stiene (6)                  4,000,000                         5.48%

Mountain View Capital
Partners, Inc. (7)                 40,000,000                        54.83%

All current directors and
executive officers of
MedStrong, as a group (3)(4)        2,231,340                          3.00%
                                                                  2 persons)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2) The number and percentage of shares beneficially owned are based on 72,958,000 shares of common stock issued and outstanding as of May 15, 2006. Except as disclosed as to Ms. Folz and Mr. Cohen, none of the above listed people have the right to acquire beneficial ownership of any shares of the Company's common stock within 60 days after the date of this Annual Report on Form 10-KSB.

(3) Ms. Folz's address is c/o Medstrong International Corporation, 350 Bedford St., Stamford, CT 06901. Ms. Folz has the right to acquire 1,500,000 shares of common stock as follows: 750,000 shares at a price of $.05 per share, pursuant to options, 250,000 of which expire November 15, 2014, 250,000 of which expire February 13, 2015, and 250,000 of which expire May 14, 2015; 250,000 shares at a price of $.021 per share, which expire August 14, 2015; and 500,000 shares at a price of $.02 per share, 250,000 of which expire November 14, 2015, and 250,000 of which expire February 14, 2016.

(5) Mr. Cohen, as a result of his majority ownership of Robert M. Cohen & Co. Inc., the underwriter of the Company's initial public offering, holds warrants, expiring December 31, 2009, to purchase 731,340 units, each unit consisting of one share of the Company's common stock and one warrant, expiring December 31, 2009, to purchase the Company's common stock for a purchase price of $.40 per share, at a purchase price of $.40 per unit. Mr. Cohen's address is c/o Medstrong International Corporation, 350 Bedford St., Stamford, CT 06901.

(5) Shares owned by Mr. San Antonio include an aggregate of 1,000,000 shares held by Mr. San Antonio as custodian for his two minor children and 250,000 shares owned by Mr. San Antonio's wife, of which 250,000 shares Mr. San Antonio disclaims beneficial ownership. Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford St. #203, Stamford, CT 06901.

(6) Mr. Stiene's address is 119 Sea Cove Road, Northport, NY 11768.

(7) The address for Mountain View Capital Partners, Inc. is 9858 Clintmoore Road, C-111, #300, Boca Raton, Florida 33496.


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


         On November 16, 2004, the Board of Directors appointed Jeanine Folz as interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares of the Company's common stock for each three months that Ms. Folz is acting as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance. As at May 1, 2006, Ms. Folz has the right to acquire 1,500,000 shares of common stock as follows: 750,000 shares at a price of $.05 per share, pursuant to options, 250,000 of which expire November 15, 2014, 250,000 of which expire February 13, 2015, and 250,000 of which expire May 14, 2015; 250,000 shares at a price of $.021 per share, which expire August 14, 2015; and 500,000 shares at a price of $.02 per share, 250,000 of which expire November 14, 2015, and 250,000 of which expire February 14, 2016.

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

10.20 Form of Stock Option Agreement between the Company and Jeanine Marie Folz (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 22, 2004).

10.21 Amendment, dated as of November 16, 2004, to the Royalty Agreement, dated August 25, 2003, between Dr. Christine Durbak and MedStrong International Corporation, with form of Promissory Note attached (incorporated Herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 17,
         2005).

10.22 Subscription Agreement, dated May 4, 2006, between the Company and Mountain View Capital Partners, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 10, 2006).


31 Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*


-----------

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2005       $   17,500
                           Year ended December 31, 2004       $   60,000
Audit Related Fees:        Year ended December 31, 2005                0
                           Year ended December 31, 2004                0
Tax Fees:                  Year ended December 31, 2005                0
                           Year ended December 31, 2004                0
All Other Fees:            Year ended December 31, 2005                0
                           Year ended December 31, 2004                0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                        By: /s/  Jeanine M. Folz
                                            -------------------------------
                                            Jeanine M. Folz
                                            Chief Executive Officer and
                                            Principal Financial Officer

Dated: May 15, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                        Title                    Date

/s/  Jeanine M. Folz             Chief Executive Officer and     May 15, 2006
--------------------             Principal Financial Officer
Jeanine M. Folz

/s/ Robert M. Cohen              Director and Secretary          May 15, 2006
--------------------
Robert M. Cohen

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit Number                   Description
--------------------------------------------------------------------------------

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