Form 10QSB
period 2006-03-31
MEDSTRONG INTERNATIONAL CORP
filed 2006-05-22
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             ---------   ---------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 72,958,000 as of May 15, 2006 and the number of outstanding Warrants was 4,732,000 as of May 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No [X]

                                Table of Contents

PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements  ........................................ 1

  Item 2.     Management's Discussion and Analysis or Plan of Operation..... 21

  Item 3.     Controls and Procedures....................................... 28

PART II

  Item 6.     Exhibits ..................................................... 29

EXHIBIT INDEX............................................................... 29

Item 1.  Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------

Balance Sheets as at March 31, 2006 (Unaudited) and December 31, 2005..        2

Statements of Operations
     For the Three Months Ended March 31, 2006 and 2005 and for the
     Period From May 19, 2000 (Inception) to March 31, 2006 (Unaudited)        3

Statements of Stockholders' Equity (Capital Deficiency)
     For the Period From May 19, 2000 (Inception) to
     March 31, 2006 (Unaudited)........................................      4-5

Statements of Cash Flows
     For the Three Months Ended March 31, 2006 and 2005 and for the
     Period From May 19, 2000 (Inception) to March 31, 2006 (Unaudited)      6-7

Notes to Financial Statements (Unaudited)..............................     8-20

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                      March 31,
                                                         2006         December 31,
                                                     (Unaudited)          2005
                                                     ------------     ------------

Current assets:
  Cash and cash equivalents                          $        323     $        553
                                                     ------------     ------------
        Total assets                                 $        323     $        553
                                                     ------------     ------------

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Notes payable                                      $    565,000     $    565,000
  Accounts payable and accrued expenses                   444,472          402,378
                                                     ------------     ------------
        Total current liabilities                       1,009,472          967,378
                                                     ------------     ------------

Commitments and contingencies                                  --               --

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized  - 75,000,000 shares
    Issued and outstanding - 32,958,043 shares at
      March 31, 2006 and
        32,898,043 at March 31, 2005                       32,958           32,958
  Additional paid-in capital                            2,540,883        2,579,486
  Deficit accumulated in the development stage         (3,582,990)      (3,519,269)
                                                     ------------     ------------

        Total stockholders' capital deficiency         (1,009,149)        (966,825)
                                                     ------------     ------------

        Total Liabilities and
          Stockholders' Capital Deficiency           $        323     $        553
                                                     ------------     ------------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                               Cumulative
                                                                             For the Period
                                                                                  From
                                                    For the Three             May 19, 2000
                                                    Months Ended             (Inception) to
                                                      March 31,                 March 31,
                                            -----------------------------     ------------
                                                2006             2005             2006
                                            ------------     ------------     ------------
                                             (Unaudited)      (Unaudited)      (Unaudited)

Continuing operations:
  Revenues                                  $         --     $         22     $      1,706
                                            ------------     ------------     ------------

Costs and expenses:
  Selling, general and administrative             27,466           16,932          137,978
  Loss on investment in A. D. Pharma                  --               --          125,000
  Interest expense                                36,255           33,502          217,433
                                            ------------     ------------     ------------
Total costs and expenses                          63,721           50,434          480,411
                                            ------------     ------------     ------------

Loss from continuing operations                  (63,721)         (50,412)        (478,705)
                                            ------------     ------------     ------------

Discontinued operations:
Revenues:
  Sales                                               --              226          445,466
  Sale of license                                     --               --          280,557
  Royalties                                           --               --           10,404
                                            ------------     ------------     ------------
  Total revenues                                      --              226          736,427
                                            ------------     ------------     ------------

Cost and Expenses:
  Cost of sales                                       --               --              430
  Selling, general and administrative                 --               --        3,680,574
  Interest income                                     --               --           (6,483)
  Financing income                                    --               --          339,216
  Interest expense                                    --               --          115,591
                                            ------------     ------------     ------------
  Total cost and expenses                             --               --        4,129,328
                                            ------------     ------------     ------------

(Loss) from discontinued operations                   --          (50,186)      (3,392,901)
                                            ------------     ------------     ------------

Extraordinary gain - forgiveness of debt              --               --          288,616
                                            ------------     ------------     ------------

 Net income (loss)                          ($    63,721)    ($    50,186)    ($ 3,582,990)
                                            ============     ============     ============

Per share data - basic and diluted:
  (Loss) from continuing operations         $       0.00     $      0.00
  (Loss) from discontinued operations               0.00            0.00
  Extraordinary gain                                0.00            0.00
                                            ------------     -----------
  Net income (loss)                         $       0.00     $      0.00
                                            ============     ===========

Weighted average shares
  outstanding - basic and diluted             32,958,000      32,898,043
                                            ============     ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                            Deficit                        Total
                                                                                          Accumulated                  Stockholders'
                                                                            Additional       in the         Stock         Equity
                                                       Common Stock           Paid-in      Development   Subscriptions    (Capital
                                                    Shares        Value       Capital         Stage       Receivable     Deficiency)
                                                  ----------     -------     ---------     ----------      --------      ----------
Common stock issued to
  and subscribed to by founders                   26,000,000     $26,000            --     $       --      ($26,000)     $       --
                                                                 =======
Fair value of purchase rights issued
  in private placement                                                          14,700                                       14,700
Net loss                                                  --          --            --        (79,157)           --         (79,157)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at December 31, 2000                      26,000,000      26,000        14,700        (79,157)      (26,000)        (64,457)
Payments of stock subscriptions                           --          --            --             --        26,000          26,000
Exercise of stock rights by note holders             365,000         365         3,285             --            --           3,650
Common stock issued to
  medical advisory board                             200,000         200            --             --            --             200
Common stock sold in connection
  with public offering                             4,302,000       4,302     2,146,698             --                     2,151,000
Costs and fees associated
  with issuance of common stock                           --          --      (537,491)            --            --        (537,491)
Fair market value of purchase rights
  to be issued in private placement                       --          --       251,288             --            --         251,288
Net loss                                                  --          --            --     (1,151,807)           --      (1,151,807)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at December 31, 2001                      30,867,000      30,867     1,878,480     (1,230,964)           --         678,383
Exercise of stock rights by note holders             115,000         115         1,035             --            --           1,150
Common stock issued for services rendered            176,000         176       108,174             --            --         108,350
Net loss                                                  --          --            --     (1,147,650)           --      (1,147,650)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at December 31, 2002                      31,158,000      31,158     1,987,689     (2,378,614)           --        (359,767)
Sale of common stock                                 410,043         410        91,777                                       92,187
Exercise of stock option                             120,000         120        29,880                                       30,000
Conversion of note payable into common stock         100,000         100        24,900                                       25,000
Issuance of common stock for services rendered       110,000         110        23,640                                       23,750
Compensatory element of stock option grants                                    211,650                                      211,650
Compensatory element of stock purchas rights                                    85,500                                       85,500
Net loss                                                  --          --            --       (883,983)           --        (883,983)
                                                  ----------     -------     ---------     ----------      --------      ----------

Balance at December 31, 2003                      31,898,043      31,898     2,455,036     (3,262,597)           --        (775,663)

Exercise of stock option                             350,000         350            --             --                           350
Sale of common stock                                 550,000         550        54,450             --                        55,000
Common stock issued for payment of royalties         100,000         100         4,900             --                         5,000
Net income                                                --          --            --          2,363            --           2,363
Balance at December 31, 2004                      32,898,043      32,898     2,514,386     (3,260,234)           --        (712,950)
Compensatory element of stock rights grants                                      4,860                                        4,860
Exercise of stock purchase rights                     60,000          60           240                                          300
Net loss                                                  --          --            --       (259,035)           --        (259,035)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at December 31, 2005                      32,958,043     $32,958     2,519,486     (3,519,269)           --        (966,825)
                                                  ==========     =======     =========     ==========      ========      ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Continued)

                                                                                            Deficit                        Total
                                                                                          Accumulated                  Stockholders'
                                                                            Additional       in the         Stock         Equity
                                                       Common Stock           Paid-in      Development   Subscriptions    (Capital
                                                    Shares        Value       Capital         Stage       Receivable     Deficiency)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at December 31, 2005                      32,948,043      32,958     2,519,486     (3,519,269)           --        (966,825)
Compensatory element of stock rights grants               --          --         2,405             --            --           2,405
Compensatory element of stock options                     --          --        18,992             --            --          18,992
Net loss for the three months
  March 31, 2006 (Unaudited)                              --          --            --        (63,721)           --         (63,721)
                                                  ----------     -------     ---------     ----------      --------      ----------
Balance at March 31, 2006 (Unaudited)             32,948,043     $32,958     2,540,883     (3,582,990)           --      (1,009,149)
                                                  ==========     =======     =========     ==========      ========      ==========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        For The Three Months Ended        Cumulative
                                                                 March 31,             From May 19, 2000
                                                       ----------------------------     (Inception) to
                                                           2006             2005        March 31, 2006
                                                        (Unaudited)      (Unaudited)      (Unaudited)
                                                       ------------     ------------     ------------
Cash flows from operating activities:
Loss from continuing operations:                       ($    63,721)    ($    50,412)    ($   478,705)
                                                       ------------     ------------     ------------
  Adjustments to reconcile discontinued loss to net
      cash used in operating activities:
     Compensatory element of stock rights grants              2,405                             2,405
     Compensatory element of stock options                   18,992                            18,992
    Deferred rent                                                                               1,121
    Amortization of deferred financing costs                     --               --           16,693
    Loss on investment in A.D. Pharma                            --               --          125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
         liability account balances:
      Accounts payable, accrued expenses and other           42,094           37,490          225,631
                                                       ------------     ------------     ------------
  Total adjustments                                          63,491           37,490          389,842
                                                       ------------     ------------     ------------
Net cash used in continuing operating activities               (230)         (12,922)         (88,863)
                                                       ------------     ------------     ------------

Net cash used in discontinued operating activities               --             (895)      (2,340,807)
                                                       ------------     ------------     ------------

Net cash provided by (used in) operations                      (230)         (13,817)      (2,429,670)
                                                       ------------     ------------     ------------

Extraordinary gain - forgiveness of debt                         --               --          288,616
                                                       ------------     ------------     ------------

Cash flows used in investing activities:
  Investment in A. D. Pharma                                     --               --         (125,000)
  Purchase of property and equipment                             --               --          (74,899)
                                                       ------------     ------------     ------------
Net cash flows used in investing activities:                     --               --         (199,899)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from notes payable                                    --            5,000          929,519
  Payments of notes payable                                      --               --         (388,769)
  Net proceeds from issuance of common stock                     --               --        2,166,187
  Proceeds from sale of royalty agreement                        --               --           50,000
  Equipment loans                                                --               --          (32,481)
  Payments of financing costs                                    --               --          (56,200)
  Offering costs and fees                                        --               --         (326,980)
  Due to stockholder                                             --               --               --
                                                       ------------     ------------     ------------
Net cash provided by (used in) financing activities              --            5,000        2,341,276
                                                       ------------     ------------     ------------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                        For The Three Months Ended        Cumulative
                                                                 March 31,             From May 19, 2000
                                                       ----------------------------     (Inception) to
                                                           2006             2005        March 31, 2006
                                                        (Unaudited)      (Unaudited)      (Unaudited)
                                                       ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents   ($       230)    ($     8,817)    $        323
                                                       ------------     ------------     ------------

Cash and cash equivalents at beginning of period                553           14,105               --
                                                       ------------     ------------     ------------

Cash and cash equivalents at end of period             $        323     $      5,288     $        323
                                                       ============     ============     ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                           $         --     $      7,655     $     32,311
                                                       ============     ============     ============

    Income taxes                                       $         --     $         --     $         --
                                                       ============     ============     ============

Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered            $         --     $         --     $    108,350
                                                       ============     ============     ============

  Common stock issued for accrued interest             $         --     $         --     $      5,000
                                                       ============     ============     ============

  Note payable converted to common stock               $         --     $         --     $     25,000
                                                       ============     ============     ============

  Royalty obligation converted to note payable         $         --     $         --     $     50,000
                                                       ============     ============     ============

  Deferred financing and offering costs                $         --     $         --     $    249,689
                                                       ============     ============     ============

  Fair value of purchase rights issued
    to noteholders                                     $      2,405     $         --     $    273,263
                                                       ============     ============     ============

  Compensatory element of stock option                 $     18,992     $         --     $     18,992
                                                       ============     ============     ============

  Equipment financed                                   $         --     $         --     $     34,120
                                                       ============     ============     ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION.

            (a) Organization and Presentation of Financial Statements:

            MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through December 31, 2005, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,582,990 and has working capital and stockholders' deficiencies of $1,009,149 and $1,009,149, respectively, at March 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong invested approximately $1,750,000 in its Medical Records Business. Until its sale in April 2004, the only memberships that had been contracted had been through wholesale offerings. The Medical Records Business generated gross receipts, but was never profitable. The Company did not expect that it would ever earn a profit from this business, and the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future.

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

            (h) Advertising Costs:

            The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $0 and $104,562 for the three months ended March 31, 2006 and 2005 and for the period from May 19, 2000 (Inception) to March 31, 2006, respectively.

            (i) Recently Issued Accounting Pronouncements:

            On December 16, 2004, the Financial Accounting Standards Board
      (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The Company will be required to comply with SFAS No. 123(R) for all financial periods commencing after December 15, 2005 and, accordingly, has adopted SFAS No. 123(R) effective January 1, 2006.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses are comprised of the following:

                                        March 31, 2006              December 31, 2005
                                        --------------              -----------------
                                   Continuing   Discontinued   Continuing   Discontinued
                                   Operations    Operations    Operations    Operations
                                   ----------    ----------    ----------    ----------
      Professional fees            $   40,427    $   40,224    $   38,359    $   40,224
      Consulting fees                   3,500         8,258         3,500         8,258
      Advertising                          --        13,369            --        13,369
      Interest                        220,875        11,823       187,025        11,823
      Salary and Payroll Taxes         11,800        43,737         6,523        43,737
      Rent                              2,100            --         1,050            --
      Sundry operating expenses         6,197        42,162         6,348        42,162
                                   ----------    ----------    ----------    ----------
                                   $  284,899    $  159,573    $  242,805    $  159,573
                                   ==========    ==========    ==========    ==========

NOTE 5 - LOAN PAYABLE - EQUIPMENT.

            In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO was the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest remains unpaid at March 31, 2006 and 2005.

NOTE 6 - NOTES PAYABLE.

            During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 100,000 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

            Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes' terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. Amortization of $0 and $50,082 was charged to continuing operations in for the years ended December 31, 2005 and 2004. No amortization was charged to continuing operations in 2005 and 2004.

            On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 31, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 100,000 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance. Interest expense of $103,152 and $7,459 was charged to continuing operations and $0 and $3,751 was charged to discontinued operations in the years ended December 31, 2005 and 2004, respectively.

            Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current period of $33,850, an additional $4,205 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 350,000 common shares for an aggregate of $2,295. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $4,860 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty. From August to December 2005, two note holders exercised rights for an aggregate of 60,000 common shares. For the three months ended March 31, 2006, $2,405 in penalty interest, representing rights to purchase an additional common stock, was charged to operations.

            Unpaid interest and penalties of $232,698 and $65,779 are included in accounts payable and accrued expenses at March 31, 2006 and 2005, respectively. Additionally, all notes are in default at March 31, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS.

            The Board of Directors determined to license to its former Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. The Company will retain all The Board of Directors determined to license to its former Chief Executive Officer, other applications of its software. The related license agreement (the "License Agreement") between the Company and Mr. Farrar and Cargril Acceptance Corporation (a corporation wholly-owned by Mr. Farrar) provides for payment of a royalty on a monthly basis by Mr. Farrar/Cargril (referred to as the "Licensee") to the Company of 35% of the gross net margin of licensed products and services, up to $200,000 of gross net margin, and 50% of gross net margin thereafter, until the Licensee has paid a total of $190,000 in royalties (the "Minimum Royalty"), after which the applicable royalty shall be 1% of gross net margin. The License Agreement is effective April 1, 2004, and is for a perpetual term; provided, that MedStrong may terminate the License Agreement on specified notices prior to the Licensee having paid the Minimum Royalty. Once the Licensee has paid the Minimum Royalty, MedStrong's sole remedy for default (other than seeking payment of royalties due or the cure of any other event of default) is to declare the License Agreement is converted from an exclusive agreement for the Licensed Field to a non-exclusive agreement.

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

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO was also formerly the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to operations in the current quarter was $1,050 and $ 2,450 was charged from inception. $2,100 and $1,050 of rent remains unpaid and is included in accrued expenses and other current liabilities at March 31, 2006 and December 31, 2005, respectively.

NOTE 8 - DEFERRED RENT.

            The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease for the Company's general offices. Rent expense for the discontinued operation's premises that was charged to operations differed with the cash payments required under the term of the real property operating lease because of scheduled rent payment increases throughout the term of the lease. A rent liability at December 31, 2004 was the result of recognizing rental expense as required by accounting principles generally accepted in the United States of America. With the sale of the Medical Records segment, the Company settled its rental obligation to this landlord for $20,000.

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

            On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at December 31, 2005 and December 31, 2004.

NOTE 10 - INCOME TAXES.

            At March 31, 2006 (the Company's latest tax year ended), the Company had a net operating loss carryforward amounting to approximately $3,564,000 available to reduce future taxable income expiring through the year 2023 which results in a tax asset of approximately $1,212,000. However, in May 2006, the Company received $40,000 from an investor in exchange for 40,000,000 shares of the Company's common stock resulting in that investor effectively owning approximately 55% of the Company. In accordance with the provisions of IRC SEC 382, this stock transaction results in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $169,000 in each year through 2024 (the expiration year for the cumulative net operating loss carryforwards at March 31, 2006). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,049,000 in the aggregate through March 31, 2006.

            Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows

                                                                                   Cumulative
                                                                               From May 19, 2000
                                    For the Three Months Ended March 31,         (Inception) to
                                        2006                    2005             March 31, 2006
                                        ----                    ----             --------------
Income (loss)
  before income taxes        ($   63,721)            ($   50,186)            ($3,582,990)
                             ===========             ===========             ===========

Computed tax benefit at
      statutory rate             (21,665)  (34.0%)       (17,000)  (34.0%)    (1,049,000)  (29.0%)
Net operating loss
  valuation reserve               21,665    34.0%         17,000    34.0%      1,049,000    29.0%

Total tax benefits           $        --      - %    $        --      - %    $        --      - %
                             ===========    ====     ===========    ====     ===========    ====

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

            (e) Common Stock Issued Through Conversion Of Debt:

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

            (f) Private Placements:

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

            (g) Stock Options:

            The stockholders on August 12, 2003 ratified an increase of 2,000,000 shares eligible to be issued under the Company's qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company's Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $0.25 per share for the 730,000 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 120,000 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally, on April 25, 2003, the Board issued 1,140,000 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations.

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

            On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an immediately vesting option to acquire 250,000 shares of the Company's common stock at the lower of the average between the bid and ask of the Company's common stock on the date of grant or $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at identical per share terms for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period. Through March 31, 2006, Ms. Folz has been granted options to acquire 1,250,000 common shares, in aggregate, at prices ranging from $0.021 to $0.50 per share.

            The Company recognized $18,992 in compensation expense for the vested portion of employee stock option grants for the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company, on a pro forma basis, would have recognized additional compensation expense of $14,149 if the provisions of FASB 123(R) were in effect at that time.

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

                                        Three Months Ended March 31,
                                            2006            2005
                                        ------------    ------------

      Net loss as reported              ($    63,721)   ($    50,186)
                                        ============    ============

      Net loss pro forma                $         --    ($    64,335)
                                        ============    ============

      Shares - basic and diluted          32,958,043      32,898,043
                                        ============    ============

      Net loss per share as reported    $       0.00    $       0.00
                                        ============    ============

      Net loss per share - pro forma    $       0.00    $       0.00
                                        ============    ============

            Presented below is a summary of the status of the outstanding stock options:

                                                 For the Three Months Ended March 31,
                                                 2006                            2005
                                        ---------------------------     ---------------------------
                                                        Weighted                        Weighted
                                                        Average                         Average
                                                        Exercise                        Exercise
                                          Shares          Price           Shares          Price
                                        ---------    ---------------     ---------    --------------
Options outstanding at beginning        2,390,000    $0.021 to 0.25     1,390,000    $0.001 to 0.25
Granted                                   250,000         0.05            250,000         0.05
Expired                                        --          --                --            --
Exercised                                      --          --                --            --
                                        ---------    ---------------     ---------    --------------

Options outstanding at end              2,640,000    $0.021 to $0.25     1,640,000    $0.05 to $0.25
                                        =========    ===============     =========    ==============

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

            Leases:

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO was the Company's former Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice.

NOTE 13 - SUBSEQUENT EVENTS.

            Effective February 26, 2006, Ron Glime resigned as a director. At a meeting of the Board of Directors held on Sunday, April 30, 2006, Mr. Robert M. Cohen was elected to our Board of Directors to fill a vacancy on the Board. Mr. Cohen was also subsequently elected Secretary of the Company.

            Following Mr. Cohen's election as a director, Messrs. Joel San Antonio, our then Chairman, David Scotch, Edward Spindel and Michael Spindel resigned as directors. At the April 30, 2006 Board meeting, the Board also formally confirmed the de facto resignation of Michael Salpeter as a director, based on Mr. Salpeter's refusal to respond to notices of directors' meetings or to communicate with the Company for an extensive period of time.

            On May 4, 2006, the Company received $40,000 from an investor in exchange for 40,000,000 shares of the Company's common stock for an approximate 55% interest in the Company's outstanding stock at the transaction date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 75,000,000 shares of common stock, each with a par value of $.001. At March 31, 2005, 32,958,000 shares of common stock were issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRW respectively.

RESULTS OF OPERATIONS

      In 2005, we generated revenues of $22, incurred operating expenses of $103,152, and had a loss of $259,035 from continuing operations. As at December 31, 2005, we had incurred losses since inception of $3,519,269.

      During the three months ended March 31, 2006, we incurred a net loss of $63,721, because we had no revenue to offset against operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses of $27,466 and interest expense of $36,255. From inception (May 19, 2000) to March 31, 2006, we had a net loss of $3,582,990.

      We have working capital and stockholders' deficiencies both in the amount of $1,009,149 at March 31, 2006. There is substantial doubt as to our ability to continue as a going concern; if we are not able to pay the holders of our debt and trade receivables, it is likely that we will have to file for bankruptcy.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

      The net loss increased from $50,412 for the three months ended March 31, 2005 to $63,721 for the three months ended March 31, 2006.

      The items of significant increase or decrease in the three months ended March 31, 2006 over the comparable period of the prior year were an increase in general and administrative expense from approximately $17,000 in 2005 to approximately $27,500 for the three months ended March 31, 2006, and an increase in interest expense from approximately $33,500 in 2005 to approximately $36,200 for the three months ended March 31, 2006.

PLAN OF OPERATION

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

Liquidity and Financial Resources
---------------------------------

      As of May 15, 2006, the Company had approximately $5,300 of cash on hand. Through March 31, 2006, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,582,990 and has working capital and stockholders' deficiencies both in the amount of $1,009,149 at March 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated: May 22, 2006

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