Form 10QSB
period 2006-06-30
MEDSTRONG INTERNATIONAL CORP
filed 2006-08-21
CIK 1136711

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                   Form 10-QSB

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission file number 333-57468
                             -----------------------
                       MedStrong International Corporation
                             -----------------------
                 (Name of small business issuer in its charter)

        Delaware                                      95-4855709
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                350 Bedford Street, Suite 203, Stamford CT 06901
                ------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 74,958,000 as of August 15, 2006 and the number of outstanding Warrants was 4,732,000 as of August 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                      Table of Contents

PART I            FINANCIAL INFORMATION

  Item 1.   Financial Statements  ......................................... 1

  Item 2.   Management's Discussion and Analysis or Plan of Operation...... 18

  Item 3.   Controls and Procedures........................................ 25

PART II

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 26

  Item 4.   Submission of Matters to a Vote of Security Holders............ 26

  Item 6.   Exhibits ...................................................... 27


EXHIBIT INDEX.............................................................. 27

Item 1.  Financial Statements

                             MEDSTRONG INTERNATIONAL CORPORATION
                                (A Development Stage Company)

                                          I N D E X
                                          ---------
                                                                        Page No.

Balance Sheets as at June 30, 2006 (Unaudited) and December 31, 2005.......  2

Statements of Operations
   For the Three and Six Months Ended June 30, 2006, and 2005
   and for the Period From May 19, 2000 (Inception) to
   June 30, 2006 (Unaudited)...............................................  3

Statements of Stockholders' Equity (Capital Deficiency)
   For the Period From May 19, 2000 (Inception) to
   June 30, 2006 (Unaudited)............................................... 4-5

Statements of Cash Flows
   For the Six Months Ended June 30, 2006 and 2005 and for the
   Period From May 19, 2000 (Inception) to June 30, 2006 (Unaudited)....... 6-7

Notes to Financial Statements (Unaudited).................................. 8-17

                       MEDSTRONG INTERNATIONAL CORPORATION
                                (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                     June 30,
                                                       2006        December 31,
                                                    -----------       2005
                                                    (Unaudited)    ------------

Current assets:
  Cash and cash equivalents                         $     3,798    $        553
                                                    -----------    -------------
        Total assets                                $     3,798    $        553
                                                    -----------    -------------

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                     $   565,000    $    565,000
  Accounts payable and accrued expenses                 462,911         402,378
                                                    -----------    -------------
        Total current liabilities                     1,027,911         967,378
                                                    -----------    -------------

Commitments and contingencies

Stockholders' capital deficiency:
  Common stock - $.001 par value
    Authorized - 75,000,000 shares
    Issued and outstanding - 72,958,043 shares
      at June 30, 2006 and 32,958,043 at
      December 31, 2005                                  72,958          32,958
  Additional paid-in capital                          2,564,465       2,519,486
  Deficit accumulated in the development stage       (3,661,536)     (3,519,269)
                                                    -----------    -------------

        Total stockholders' capital deficiency       (1,024,113)       (966,825)
                                                    -----------    -------------

        Total Liabilities and
          Stockholders' Capital Deficiency          $     3,798    $        553
                                                    -----------    -------------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                               For the
                                                      For the Three                    For the Six             Period From
                                                      Months Ended                    Months Ended             May 19, 2000
                                                         June 30,                        June 30,              (Inception)
                                               ----------------------------    ----------------------------    to June 30,
                                                   2006            2005            2006            2005            2006
                                               ------------    ------------    ------------    ------------    ------------
Continuing Operations:
Revenues                                       $         --    $         --    $         --    $         22    $      1,706
                                               ------------    ------------    ------------    ------------    ------------
Costs and expenses:
  Selling, general and administrative                40,106          31,851          67,572          48,783         178,084
  Loss on investment in A. D. Pharma                     --              --              --              --         125,000
  Interest expense                                   38,443          32,724          74,695          66,226         255,873
                                               ------------    ------------    ------------    ------------    ------------
Total costs and expenses                             78,549          64,575         142,267         115,009         558,957
                                               ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                     (78,549)        (64,575)       (142,267)       (114,987)       (557,251)

Gain (loss) from discontinued operations                 --             895              --           1,121      (3,392,901)
                                               ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                      (78,549)        (63,680)       (142,267)       (113,866)     (3,950,152)

Extraordinary item - forgiveness of debt                 --              --              --              --         288,616
                                               ------------    ------------    ------------    ------------    ------------

Loss                                           ($    78,549)   ($    63,680)   ($   142,267)   ($   113,866)   ($ 3,661,536)
                                               ============    ============    ============    ============    ============

Per share data - basic and diluted:
  Loss from continuing operations                    ($0.00)         ($0.00)         ($0.00)         ($0.00)
  Income (loss) discontinued operations                0.00            0.00            0.00            0.00
  Extraordinary item                                   0.00            0.00            0.00            0.00
                                               ------------    ------------    ------------    ------------
  Net income (loss) per share                         $0.00           $0.00           $0.00           $0.00
                                               ============    ============    ============    ============

Weighted average shares
  outstanding - basic and diluted                57,133,867      32,898,043      45,112,739     32,898,043
                                               ============    ============    ============    ============

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                         Deficit                         Total
                                                                                       Accumulated                    Stockholders'
                                                   Common Stock          Additional       in the          Stock          Equity
                                                ---------------------      Paid-in      Development   Subscriptions     (Capital
                                                  Shares       Value       Capital        Stage        Receivable      Deficiency)
                                                ----------   --------    ----------    -----------    -------------   -------------
Common stock issued to
  and subscribed to by founders                 26,000,000   $ 26,000            --    $        --    ($     26,000)  $          --
                                                             ========
Fair value of purchase rights issued
  in private placement                                                       14,700                                          14,700
Net loss                                                --         --            --        (79,157)              --         (79,157)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2000                    26,000,000     26,000        14,700        (79,157)         (26,000)        (64,457)
Payments of stock subscriptions                         --         --            --             --           26,000          26,000
Exercise of stock rights by note holders           365,000        365         3,285             --               --           3,650
Common stock issued to
  medical advisory board                           200,000        200            --             --               --             200
Common stock sold in connection
  with public offering                           4,302,000      4,302     2,146,698             --                        2,151,000
Costs and fees associated
  with issuance of common stock                         --         --      (537,491)            --               --        (537,491)
Fair market value of purchase rights
  to be issued in private placement                     --         --       251,288             --               --         251,288
Net loss                                                --         --            --     (1,151,807)              --      (1,151,807)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2001                    30,867,000     30,867     1,878,480     (1,230,964)              --         678,383
Exercise of stock rights by note holders           115,000        115         1,035             --               --           1,150
Common stock issued for services rendered          176,000        176       108,174             --               --         108,350
Net loss                                                --         --            --     (1,147,650)              --      (1,147,650)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2002                    31,158,000     31,158     1,987,689     (2,378,614)              --        (359,767)
Sale of common stock                               410,043        410        91,777                                          92,187
Exercise of stock option                           120,000        120        29,880                                          30,000
Conversion of note payable into common stock       100,000        100        24,900                                          25,000
Issuance of common stock for services
rendered                                           110,000        110        23,640                                          23,750
Compensatory element of stock option grants                                 211,650                                         211,650
Compensatory element of stock purchas rights                                 85,500                                          85,500
Net loss                                                --         --            --       (883,983)              --        (883,983)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2003                    31,898,043     31,898     2,455,036     (3,262,597)              --        (775,663)
Exercise of stock option                           350,000        350            --             --                              350
Sale of common stock                               550,000        550        54,450             --                           55,000
Common stock issued for payment of royalties       100,000        100         4,900             --                            5,000
Net income                                              --         --            --          2,363               --           2,363
Balance at December 31, 2004                    32,898,043     32,898     2,514,386     (3,260,234)              --        (712,950)
Compensatory element of stock rights grants          4,860                                                                    4,860
Exercise of stock purchase rights                   60,000         60           240                                             300
Net loss                                                --         --            --       (259,035)              --        (259,035)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2005                    32,958,043   $ 32,958     2,519,486     (3,519,269)              --        (966,825)
                                                ----------   --------    ----------    -----------    -------------   -------------

                         MEDSTRONG INTERNATIONAL CORPORATION
                            (A Development Stage Company)
         STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Continued)

                                                                                         Deficit                         Total
                                                                                       Accumulated                    Stockholders'
                                                   Common Stock          Additional       in the          Stock          Equity
                                                ---------------------      Paid-in      Development   Subscriptions     (Capital
                                                  Shares       Value       Capital        Stage        Receivable      Deficiency)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at December 31, 2005                    32,948,043     32,958     2,519,486    ( 3,519,269)              --   (     966,825)
Proceeds from sale of securities                40,000,000     40,000                                                        40,000
Compensatory element of stock rights grants             --         --         6,995             --               --           6,995
Compensatory element of stock options                   --         --        37,984             --               --          37,984
Net loss for the three months March 31, 2006
  (Unaudited)                                           --         --            --    (   142,267)              --   (     142,267)
                                                ----------   --------    ----------    -----------    -------------   -------------
Balance at June 30, 2006 (Unaudited)            72,948,043    $72,958     2,564,465    ( 3,661,536)              --   (   1,024,113)
                                                ==========   ========    ==========    ===========    =============   =============


                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                                  From
                                                             For The Six Months Ended         May 19, 2000
                                                                      June 30,                 (Inception)
                                                           -----------------------------            to
                                                              2006              2005          June 30, 2006
                                                           (Unaudited)       (Unaudited)       (Unaudited)
                                                           -----------       -----------      -------------
Cash flows from operating activities:
Net (Loss )                                                ($  142,267)      ($  113,866)     ($  3,661,535)
 Less: Loss (Gain) from discontinued operations                                                   3,392,901
       Extraordinay (gain)                                          --             1,121           (288,616)
                                                           -----------       -----------      -------------
  (Loss) from continuing operations                           (142,267)         (114,987)          (557,251)
                                                           -----------       -----------      -------------
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating
      activities:
     Compensatory element of stock rights grants                 6,995                --              6,995
     Compensatory element of stock options                      37,984               125             37,984
    Deferred rent                                                1,121
    Amortization of deferred financing costs                        --                --             16,693
    Loss on investment in A.D. Pharma                               --                --            125,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts payable, accrued expenses and other              60,533            45,354            244,070
                                                           -----------       -----------      -------------
  Total adjustments                                            105,512            45,479            431,863
                                                           -----------       -----------      -------------
Net cash used in continuing operating activities               (36,755)          (69,508)          (125,388)
                                                           -----------       -----------      -------------
Net cash used in discontinued operating activities                  --                --         (2,340,807)
                                                           -----------       -----------      -------------
Net cash used in operations                                    (36,755)          (69,508)        (2,466,195)
                                                           -----------       -----------      -------------
Extraordinary gain - foregiveness of debt                           --                --            288,616
                                                           -----------       -----------      -------------

Cash flows used in investing activities:
  Continuing operations:
    Investment in A. D. Pharma                                      --                --           (125,000)
  Discontinued operations:
    Purchase of property and equipment                              --                --            (74,899)
                                                           -----------       -----------      -------------
Net cash flows used in investing activities:                        --                --           (199,899)
                                                           -----------       -----------      -------------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                               Cumulative
                                                                                                  From
                                                             For The Six Months Ended         May 19, 2000
                                                                      June 30,                 (Inception)
                                                           -----------------------------            to
                                                              2006              2005          June 30, 2006
                                                           (Unaudited)       (Unaudited)       (Unaudited)
                                                           -----------       -----------      -------------
Cash flows from financing activities:
  Continuing operations:
    Proceeds from notes payable                                     --            65,000             65,000
    Net proceeds from issuance of common stock                  40,000                --             40,200
                                                           -----------       -----------      -------------
Cash provided by continuing financing activities                40,000            65,000            105,200
                                                           -----------       -----------      -------------
  Discontinued operations:
    Proceeds from notes payable                                     --                --            864,519
    Payments of notes payable                                       --                --           (388,769)
    Net proceeds from issuance of common stock                      --                --          2,165,987
    Proceeds from sale of royalty agreement                         --                --             50,000
    Equipment loans                                                 --                --            (32,481)
    Payments of financing costs                                     --                --            (56,200)
    Offering costs and fees                                         --                --           (326,980)
    Due to stockholder                                              --                --                 --
                                                           -----------       -----------      -------------
Cash provided by discontinued financing activities                  --                --          2,276,076
                                                           -----------       -----------      -------------
Net cash provided by financing activities                       40,000            65,000          2,381,276
                                                           -----------       -----------      -------------
Net increase (decrease) in cash and cash equivalents             3,245            (4,508)             3,798
Cash and cash equivalents at beginning of period                   553            14,105                 --
                                                           -----------       -----------      -------------
Cash and cash equivalents at end of period                 $     3,798       $     9,597      $       3,798
                                                           ===========       ===========      =============
Schedule of Noncash Operating, Investing
    and Financing Activities:
  Common stock issued for services rendered                $        --       $        --      $     108,350
                                                           ===========       ===========      =============
  Common stock issued for accrued interest                 $        --       $        --      $       5,000
                                                           ===========       ===========      =============
  Note payable converted to common stock                   $        --       $        --      $      25,000
                                                           ===========       ===========      =============
  Royalty obligation converted to note payable             $        --       $        --      $      50,000
                                                           ===========       ===========      =============
  Deferred financing and offering costs                    $        --       $        --      $     249,689
                                                           ===========       ===========      =============
  Fair value of purchase rights issued to noteholders      $     6,995       $        --      $     277,853
                                                           ===========       ===========      =============
  Compensatory element of stock option                     $    37,984       $       125      $      37,984
                                                           ===========       ===========      =============
  Equipment financed                                       $        --       $        --      $      34,120
                                                           ===========       ===========      =============
(*) Reclassified for comparability

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION.

      (a) Organization and Presentation of Financial Statements:

      MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. Through June 30, 2006, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,661,536 and has working capital and stockholders' deficiencies of $1,024,136 at June 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      (b) Principal Business Activity:

      With the sale of our medical records business, our Board of Directors determined that our business model should be re-evaluated to either continue to engage in a business in the health related area, where we have made one investment and which would involve business ventures with companies developing therapeutic products and devices, or, alternatively, if we do not make progress in the pharmaceutical development business, not to continue in that business and to identify and acquire another business, not necessarily in the pharmaceutical area, through a business combination.

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

      Business Combinations

      We are focusing our efforts on identifying a business in addition to acquire. As of this date, we have not entered into any agreements relating to any such acquisitions.

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

      (b) Revenue Recognition:

      Through June 30, 2006, the Company had minimal revenues and was in the development stage. The Company recognized revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

      (h) Advertising Costs:

      The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $0 and $104,562 for the three and six months ended June 30, 2006 and 2005 and for the period from May 19, 2000 (Inception) to June 30, 2006, respectively.

      (i) Recently Issued Accounting Pronouncements:

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The Company is required to comply with SFAS No. 123(R) for all financial periods commencing after December 15, 2005 and, accordingly, has adopted SFAS No. 123(R) effective January 1, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT.

      The Company currently does not have property assets. The decision by the Board to sell the Medical Records operations in April 2004 resulted in the sale of the Company's furniture and fixtures to its CEO for $10,000. and the abandonment of the remaining property and equipment of the discontinued operation which resulted in a charge to discontinued operations of $31,506.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts payable and accrued expenses are comprised of the following:

                                    June 30, 2006                December 31, 2005
                                    -------------                -----------------
                              Continuing    Discontinued     Continuing     Discontinued
                              Operations     Operations      Operations      Operations
                              ----------    ------------     ----------     ------------
Professional fees             $   59,199    $         --     $   38,359     $     40,224
Consulting fees                       --           8,258          3,500            8,258
Advertising                           --          13,369             --           13,369
Interest                         265,548          11,823        187,025           11,823
Salary and Payroll Taxes          11,546          36,548          6,523           43,737
Rent                               3,150              --          1,050               --
Sundry operating expenses         14,700          38,770          6,348           42,162
                              ----------    ------------     ----------     ------------
                              $  354,143    $    108,768     $  242,805     $    159,573
                              ==========    ============     ==========     ============


NOTE  5 -  LOAN PAYABLE - EQUIPMENT.

      In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO was the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest remains unpaid at June 30, 2006 and 2005, respectively.

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

      Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 450,000 shares of the Company's common stock for $0.01 per share in exchange for
(i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and
(ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes' terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $0.20 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2006 and 2005.

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

      Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. The Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the in the three and six months ended June 30, 2006 of $33,850 and $67,700, an additional $4,590 and $6,995, respectively, in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.005 per share for each dollar of the loan. During the six months ended June 30, 2006, the note holders were issued rights to acquire 330,000 common shares at $0.005 per share. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $6,995 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty.

      Unpaid interest and penalties of $277,371 are included in accounts payable and accrued expenses at June 30, 2006, respectively. Additionally, all notes are in default at June 30, 2006.

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

      In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO was also formerly the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one year but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to continuing operations in the in the three and six months ended June 30, 2006 and 2005 was $1,050 and $ 2,100, respectively, and $8,750 was charged from inception. $3,150 and $1,050 of rent remains unpaid and is included in accrued expenses and other current liabilities at June 30, 2006 and December 31, 2005, respectively.

NOTE 8 - EMPLOYMENT AGREEMENT.

      On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 350,000 shares. The former CFO is owed $26,169 in unpaid salary at June 30, 2006 and December 31, 2005.

NOTE 9 - INCOME TAXES.

      At December 31, 2005 (the Company's latest tax year ended), the Company had a net operating loss carry forward amounting to approximately $3,519,000 available to reduce future taxable income expiring through the year 2023 which resulted in a tax asset of approximately $1,196,000 at December 31, 2005. However, in May 2006, the Company received $40,000 from an investor in exchange for 40,000,000 shares of the Company's common stock resulting in that investor effectively owning approximately 55% of the Company. Again in July and August 2006, the Company received an aggregate of $42,000 for 42,000,000 common shares. In accordance with the provisions of IRC SEC 382, these stock transactions result in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the first stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $184,000 in each year through 2024 (the expiration year for the cumulative net operating loss carry forwards at June 30, 2006). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,103,000 in the aggregate through June 30, 2006.

      Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows

                                                                                          Cumulative
                                                                                        From May 19, 2000
                                     For the Six Months June 30,                         (Inception) to
                                    2006                       2005                     March 31, 2006
                                    ----                       ----                     ------------------
Loss
  before income taxes          ($ 142,267)                 ($ 113,866)                ($ 3,661,536)
                               ==========                  ==========                 ============
Computed tax benefit at
  statutory rate                  (48,371)    (34.0%)         (38,714)    (34.0%)       (1,244,922)    (34.0%)
Change in ownership               142,000     100.0%                                       142,000       4.0%
Net operating loss
  valuation reserve               (93,629)    (66.0%)          38,714      34.0%         1,102,922      30.0%
                               ----------     -----         ---------     -----       ------------     -----
Total tax benefits             $       --        --%        $      --        --%       $        --        --%
                               ==========     =====         =========     =====       ============     =====


                                     For the Three Months June 30,
                                    2006                       2005
                                    ----                       ----
Income (loss)
  before income taxes          ($  78,549)                 ($  63,680)
                               ==========                  ==========
Computed tax benefit at
  statutory rate                  (26,676)    (34.0%)         (21,651)    (34.0%)
Change in ownership               142,000     189.0%
Net operating loss
  valuation reserve              (115,324)    147.0%           21,651      34.0%
                               ----------     -----         ---------     -----
Total tax benefits             $       --        --%        $      --        --%
                               ==========     =====         =========     =====

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

      On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an immediately vesting option to acquire 250,000 shares of the Company's common stock at the lower of the average between the bid and ask of the Company's common stock on the date of grant or $0.05 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 250,000 common shares at identical per share terms for each three month period that the Interim CEO acts in that capacity for the Company. The grants are to be made on the first day of each three month period. Through June 30, 2006, Ms. Folz has been granted options to acquire 1,750,000 common shares, in aggregate, at prices ranging from $0.021 to $0.50 per share.

      The Company recognized $18,992 and $37,984 in compensation expense for the vested portion of employee stock option grants for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, the Company, on a pro forma basis, would have recognized additional compensation expense of $14,149 and $28,298 if the provisions of FASB 123(R) were in effect at that time.

      In April 2006, the members of the Board of directors resigned and Mr. Robert Cohen was elected sole director of the Company. The resigning directors held options to purchase 1,140,000 shares of the Company's common stock at $0.25 per share which were outstanding at June 30, 2006. None these option holders exercised their options and they expired by the terms of the option grants in July 2006.

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 0 to 10 years.

                                                Three Months Ended June 30,
                                            ---------------------------------
                                                2006                 2005
                                                ----                 ----

Net loss as reported                        ($    78,549)        ($    63,680)
                                             ===========          ===========
Net loss pro forma                           $        --         ($   101,891)
                                             ===========          ===========
Shares - basic and diluted                    57,133,867           32,958,043
                                             ===========          ===========
Net loss per share as reported              ($      0.00)        ($      0.00)
                                             ===========          ===========
Net loss per share - pro forma               $      0.00         ($      0.00)
                                             ===========          ===========


                                                 Six Months Ended June 30,
                                            ---------------------------------
                                                2006                 2005
                                                ----                 ----

Net loss as reported                        ($   142,267)        ($   113,866)
                                             ===========          ===========
Net loss pro forma                           $        --         ($   166,226)
                                             ===========          ===========
Shares - basic and diluted                    45,112,739           32,898,043
                                             ===========          ===========
Net loss per share as reported              ($      0.00)        ($      0.00)
                                             ===========          ===========
Net loss per share - pro forma               $      0.00         ($      0.01)
                                             ===========          ===========


      Presented below is a summary of the status of the outstanding stock options:

                                                   For the Six Months Ended June 30,
                                                 2006                             2005
                                        ----------------------------------------------------------
                                                         Weighted                        Weighted
                                                         Average                         Average
                                                         Exercise                        Exercise
                                         Shares           Price            Shares         Price
                                        ---------    ---------------      ---------   --------------
Options outstanding at beginning        2,390,000    $ 0.021 to 0.25      1,390,000   $0.001 to 0.25
Granted                                   500,000               0.05        250,000             0.05
Expired                                        --                 --             --               --
Exercised                                      --                 --             --               --
                                        ---------    ---------------      ---------   --------------
Options outstanding at end              2,890,000    $0.021 to $0.25             --   $0.05 to $0.25
                                        =========    ===============      =========   ==============

NOTE 11 - COMMITMENTS AND CONTINGENCIES.

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

NOTE 12 - SUBSEQUENT EVENTS.

      In July 2006, the Company received $2,000 from an investor in exchange for 2,000,000 shares of the Company's common stock and in August 2006 received $40,000 for 40,000,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 1,000,000,000 shares of common stock, each with a par value of $.001. At August 21, 2006, 114,958,000 shares of common stock were issued and are outstanding. 4,302,000 warrants to purchase one share of the Company's common stock at a purchase price of $.40 per share are presently outstanding, but have not been exercised. Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MSRG and MSRW respectively. In addition, the Company has an authorized class of 10,000,000 shares of preferred stock, each with a par value of $.001 per share, no shares of which have been issued.

RECENT DEVELOPMENTS

      On May 4, 2006, Mountain View Capital Partners, Inc., a privately-held company with offices in Boca Raton, Florida, purchased 40,000,000 shares of our common stock for $40,000. On July 19 and August 14, 2006, Silver Lake Partners, Inc., a privately-held company with offices in Boca Raton, Florida, purchased an aggregate of 42,000,000 shares of our common stock.

RESULTS OF OPERATIONS

      In 2005, we generated revenues of $22, incurred operating expenses of $103,152, and had a loss of $259,035 from continuing operations. As at December 31, 2005, we had incurred losses since inception of $3,519,269.

      During the six months ended June 30, 2006, we incurred a net loss of $142,267, because we had no revenue to offset against operating expenses. The loss in the first six months was primarily attributable to general and administrative expenses of $65,572 and interest expense of $74,695. From inception (May 19, 2000) to June 30, 2006, we had a net loss of $3,661,536.

      We have working capital and stockholders deficiencies of $1,024,113 as of June 30, 2006. If we are not able to pay the holders of our debt and trade receivables, we will have to file for bankruptcy.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

      The net loss increased from $113,866 for the six months ended June 30, 2005 to $142,267 for the six months ended June 30, 2006.

      The items of significant increase or decrease in the six months ended June 30, 2006 over the comparable period of the prior year were an increase in general and administrative expense from approximately $49,000 in 2005 to approximately $65,000 for the six months ended June 30, 2006, and an increase in interest expense from approximately $66,000 in 2005 to approximately $75,000 for the six months ended June 30, 2006.

PLAN OF OPERATION

MEDICAL RECORDS BUSINESS
------------------------

      MedStrong developed an information repository to store and transfer patient medical records in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval and modification. MedStrong had approximately $1,750,000 invested in its Medical Records Business. The Medical Records Business generated gross receipts, but was never profitable. Effective April 1, 2004, the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry R. Farrar, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software, for a $65,000 up-front payment and continuing license fees and to sell certain furniture and equipment to Mr. Farrar for $10,000. We have retained all other applications of our software.

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

OUR POTENTIAL BUSINESSES
------------------------

      Our Board of Directors has determined that our business model should be re-evaluated to that of acquisition of another business, not necessarily in the pharmaceutical area, through a business combination.

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

Business Combinations

      As of the date of this report, we are focusing our efforts on identifying a business to acquire in preference to identifying pharmaceutical related possible investments. As of this date, we have not entered into any agreements relating to any such acquisitions.

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

      On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock. On July 19, 2006, a private investor invested $2,000 in the Company for 2,000,000 shares of common stock; this private investor on August 14, 2006 invested an additional $40,000 in the Company for 40,000,000 shares of common stock.

Liquidity and Financial Resources
---------------------------------

      As of August 21, 2006, the Company had approximately $6,230 of cash on hand. Through June 30, 2006, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,661,536 and has working capital and stockholders' deficiencies of $1,024,113 at June 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      On May 4, 2006, a private investor invested $40,000 in the Company in exchange for 40,000,000 shares of our common stock. On July 19, 2006 a private investor invested $2,000 in the Company in exchange for 2,000,000 shares of common stock.

      As a result of its lack of operating success, the Company may not be able to raise additional financing to cover its costs and expenses and to meet its obligations as they mature.

      On July 7, 2004, the Company entered into a lease termination agreement with its former landlord terminating all obligations under the lease dated November 2, 2000 for a cash settlement of $20,000.

      On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. The Company's former Chairman and its current Interim CEO are officers of Warrantech Corporation.

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

PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                                            Principal            Total Offering Price/
  Date                       Title and Amount           Purchaser          Underwriter          Underwriting Discounts
---------------            --------------------      ----------------      -----------          ----------------------
July 19, 2006              2,000,000 shares of       Private Investor          NA                     $ 2,000/NA
                           common stock
----------------------------------------------------------------------------------------------------------------------
August 21, 2006            40,000,000 shares of      Private Investor          NA                     $40,000/NA
                           common stock
----------------------------------------------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) On June 30, 2006, our board of directors approved amendments to our Articles of Incorporation (1) to provide for an increase of the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 1,000,000,000, and (2) to and authorize a new class of 10,000,000 shares of preferred stock, par value $.001 per share, and to authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. Shareholder approval for the amendments to our Articles of Incorporation was obtained by written consent on June 30, 2006, from shareholders holding a majority of the issued and outstanding shares.

      (c) Shareholders holding 40,000,000 shares of our common stock, or 54.83%, of the 72,958,000 then issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation for the amendments to our authorized capital stock. The following is the result of stockholder action on the proposals to increase the number of authorized shares of common stock and to authorize a new class of preferred stock:

                                                                 Abstentions/
Proposal                  Shares in Favor     Shares Against     Broker Nonvotes

Increase authorized         40,000,000             --                 --
common stock and
authorize new class
of 10,000,000 shares
of preferred stock

ITEM 6. EXHIBITS

3.1a  Certificate of Amendment filed August 14, 2006.

3.1b  Form of Restated Articles of Incorporation.

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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)

                                      By:/s/  Jeanine Marie Folz
                                         ---------------------------------------
                                         Jeanine Marie Folz
                                         Interim Chief Executive Officer and
                                         Principal Financial Officer

Dated: August 21, 2006


EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit
Number             Description
-------------------------------------------------------------------------------

3.1a   Certificate of Amendment filed August 14, 2006.
--------------------------------------------------------------------------------

3.1b   Form of Restated Articles of Incorporation.
--------------------------------------------------------------------------------

31     Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
--------------------------------------------------------------------------------

32     Certification Pursuant to 18 U.S.C. Section 1350 as adopted  pursuant to
       Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------