Form 10QSB
period 2006-09-30
MEDSTRONG INTERNATIONAL CORP
filed 2006-11-17
CIK 1136711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-57468


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 212,998,000 as of October 31, 2006 and the number of outstanding Warrants was 4,732,000 as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Table of Contents

PART I        FINANCIAL INFORMATION

    Item 1.   Financial Statements  .........................................  4

    Item 2.   Management's Discussion and Analysis or Plan of Operation...... 22

    Item 3.   Controls and Procedures........................................ 28

PART II

    Item 4.   Submission of Matters to a Vote of Security Holders............ 29

    Item 6.   Exhibits ...................................................... 29

Item 1. Financial Statements

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                                    I N D E X

                                                                        Page No.

Balance Sheets as at September 30, 2006 (Unaudited) and December 31, 2005..    5

Statements of Operations
     For the Three and Nine Months Ended September 30, 2006,
     and 2005 and for the Period From May 19, 2000 (Inception) to
     September 30, 2006 (Unaudited) .......................................    6

Statements of Stockholders' Equity (Capital Deficiency)
     For the Period From May 19, 2000 (Inception) to
     September 30, 2006 (Unaudited) .......................................  7-8

Statements of Cash Flows
     For the Nine Months Ended September 30, 2006 and 2005
     and for the Period From May 19, 2000 (Inception) to September
     30, 2006 (Unaudited) ................................................. 9-10

Notes to Financial Statements (Unaudited)..................................11-21

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               September 30,
                                                                                   2006        December 31,
                                                                                (Unaudited)       2005
                                                                                -----------    -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $     3,235    $       553
                                                                                -----------    -----------
        Total assets                                                            $     3,235    $       553
                                                                                ===========    ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable                                                                 $   565,000    $   565,000
  Accounts payable and accrued expenses                                             486,902        402,378
                                                                                -----------    -----------
        Total current liabilities                                                 1,051,902        967,378
                                                                                -----------    -----------

Commitments and contingencies                                                            --             --

Stockholders' capital deficiency:
  Preferred stock - $.001 par value
    Authorized and Unissued - 10,000,000 shares                                          --             --
  Common stock - $.001 par value
    Authorized  - 1,000,000,000 shares
    Issued and outstanding - 1,533,307 shares at
      September 30, 2006 and
        439,307 at December 31, 2005                                                 15,331          4,393
  Additional paid-in capital                                                      2,638,323      2,548,051
  Deficit accumulated in the development stage                                   (3,702,321)    (3,519,269)
                                                                                -----------    -----------

        Total stockholders' capital deficiency                                   (1,048,667)      (966,825)
                                                                                -----------    -----------

        Total Liabilities and
          Stockholders' Capital Deficiency                                      $     3,235    $       553
                                                                                ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Cumulative
                                                                                                         For the
                                                                                                         Period
                                                  For the Three                 For the Nine            From May
                                                  Months Ended                  Months Ended            19, 2000
                                                  September 30,                 September 30,        (Inception) to
                                           --------------------------    --------------------------   September 30,
                                              2006           2005            2006          2005           2006
                                           -----------    -----------    -----------    -----------    -----------
Continuing Operations:
Revenues                                   $        --    $        --    $        --    $        22    $     1,706
                                           -----------    -----------    -----------    -----------    -----------
Costs and expenses:
  Selling, general and administrative            2,342         33,489         69,914         82,272        180,426
  Loss on investment in A. D. Pharma                --             --             --             --        125,000
  Interest expense                              38,443         55,665        113,138        121,891        294,316
                                           -----------    -----------    -----------    -----------    -----------
Total costs and expenses                        40,785         89,154        183,052        204,163        599,742
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations       (40,785)       (89,154)      (183,052)      (204,141)      (598,036)

Gain (loss) from discontinued operations            --             --             --          1,121     (3,392,901)
                                           -----------    -----------    -----------    -----------    -----------
Loss before extraordinary item                 (40,785)       (89,154)      (183,052)      (203,020)    (3,990,937)

Extraordinary item - forgiveness of debt            --             --             --             --        288,616
                                           -----------    -----------    -----------    -----------    -----------

Net income (loss)                          $   (40,785)   $   (89,154)   $  (183,052)   $  (203,020)   $(3,702,321)
                                           ===========    ===========    ===========    ===========    ===========
Per share data - basic and diluted:*
  Loss from continuing operations                (0.03)         (0.20)         (0.22)         (0.46)            --
  Income (loss) discontinued operations             --             --             --             --             --
  Extraordinary item                                --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------
  Net income (loss) per share                    (0.03)         (0.02)         (0.22)         (0.46)            --
                                           ===========    ===========    ===========    ===========    ===========
Weighted average shares
 outstanding - basic and diluted*            1,253,040        439,307        829,899        439,307             --
                                           ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                            Deficit                        Total
                                                                                          Accumulated                  Stockholders'
                                                     Common Stock           Additional      in the         Stock           Equity
                                               -------------------------     Paid-in      Development   Subscriptions     (Capital
                                                  Shares        Value        Capital         Stage       Receivable      Deficiency)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Common stock issued to
  and subscribed to by founders                 26,000,000   $    26,000            --    $        --    $   (26,000)   $        --
                                               -----------   -----------   -----------    -----------    -----------    -----------
Fair value of purchase rights issued
  in private placement                                  --            --        14,700             --             --         14,700
Net loss                                                --            --            --        (79,157)            --        (79,157)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                    26,000,000        26,000        14,700        (79,157)       (26,000)       (64,457)
Payments of stock subscriptions                         --            --            --             --         26,000         26,000
Exercise of stock rights by note holders           365,000           365         3,285             --             --          3,650
Common stock issued to
  medical advisory board                           200,000           200            --             --             --            200
Common stock sold in connection
  with public offering                           4,302,000         4,302     2,146,698             --             --      2,151,000
Costs and fees associated
  with issuance of common stock                         --            --      (537,491)            --             --       (537,491)
Fair market value of purchase rights
  to be issued in private placement                     --            --       251,288             --             --        251,288
Net loss                                                --            --            --     (1,151,807)            --     (1,151,807)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                    30,867,000        30,867     1,878,480     (1,230,964)            --        678,383
Exercise of stock rights by note holders           115,000           115         1,035             --             --          1,150
Common stock issued for services rendered          176,000           176       108,174             --             --        108,350
Net loss                                                --            --            --     (1,147,650)            --     (1,147,650)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                    31,158,000        31,158     1,987,689     (2,378,614)            --       (359,767)
Sale of common stock                               410,043           410        91,777             --             --         92,187
Exercise of stock option                           120,000           120        29,880             --             --         30,000
Conversion of note payable into common stock       100,000           100        24,900             --             --         25,000
Issuance of common stock for services rendered     110,000           110        23,640             --             --         23,750
Compensatory element of stock option grants             --            --       211,650             --             --        211,650
Compensatory element of stock purchas rights            --            --        85,500             --             --         85,500
Net loss                                                --            --            --       (883,983)            --       (883,983)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                    31,898,043        31,898     2,455,036     (3,262,597)            --       (775,663)

Exercise of stock option                           350,000           350            --             --             --            350
Sale of common stock                               550,000           550        54,450             --             --         55,000
Common stock issued for payment of royalties       100,000           100         4,900             --             --          5,000
Net income                                              --            --            --          2,363             --          2,363
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004                    32,898,043        32,898     2,514,386     (3,260,234)            --       (712,950)
Compensatory element of stock rights grants             --            --         4,860             --             --          4,860
Exercise of stock purchase rights                   60,000            60           240             --             --            300
Net loss                                                --            --            --       (259,035)            --       (259,035)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2005                    32,958,043   $    32,958     2,519,486     (3,519,269)            --       (966,825)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Continued)

                                                                                            Deficit                        Total
                                                                                          Accumulated                  Stockholders'
                                                     Common Stock           Additional      in the         Stock           Equity
                                               -------------------------     Paid-in      Development   Subscriptions     (Capital
                                                  Shares        Value        Capital         Stage       Receivable      Deficiency)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2005                    32,948,043        32,958     2,519,486     (3,519,269)            --       (966,825)
Reflection of November 2, 2006
  reverse split                                (32,508,736)      (28,565)       28,565             --             --             --
                                               -----------   -----------   -----------    -----------    -----------    -----------
Adjusted balance at December 31, 2005              439,307         4,393     2,548,051     (3,519,269)            --       (966,825)
Proceeds from sale of securities                 1,093,999        10,938        71,262             --             --         82,200
Compensatory element of stock rights grants             --            --        11,585             --             --         11,585
Compensatory element of stock options                   --            --         7,425             --             --          7,425
Net loss for the Nine months ended
  September 30, 2006 (Unaudited)                        --            --            --       (183,052)            --       (183,052)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at  September 30, 2006 (Unaudited)       1,533,306        15,331     2,638,323     (3,702,321)            --     (1,048,667)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                       From
                                                      For The Nine Months Ended    May 19, 2000
                                                            September 30,         (Inception) to
                                                      --------------------------   September 30,
                                                          2006          2005            2006
                                                      -----------    -----------    -----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)
                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net (Loss )                                           $  (183,052)   $  (203,020)   $(3,702,321)
 Less: Loss from discontinued operations                   (1,121)     3,392,901
       Extraordinay (gain)                                     --             --       (288,616)
                                                      -----------    -----------    -----------
  (Loss) from continuing operations                      (183,052)      (204,141)      (598,036)
                                                      -----------    -----------    -----------
  Adjustments to reconcile discontinued loss to net
      cash used in operating activities:
    Compensatory element of stock rights grants            11,585             --         11,585
    Compensatory element of stock options                   7,425          2,575          7,550
    Deferred rent                                           1,121
    Amortization of deferred financing costs                   --             --         16,693
    Loss on investment in A.D. Pharma                          --             --        125,000
    Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Accounts payable, accrued expenses and other           84,524        128,236        516,553
                                                      -----------    -----------    -----------
  Total adjustments                                       103,534        130,811        678,502
                                                      -----------    -----------    -----------
Net cash used in continuing operating activities          (79,518)       (73,330)        80,466
                                                      -----------    -----------    -----------

Net cash used in discontinued operating activities             --         (3,470)    (2,340,807)
                                                      -----------    -----------    -----------

Net cash provided by (used in) operations                 (79,518)       (76,800)    (2,260,341)
                                                      -----------    -----------    -----------

Extraordinary gain - foregiveness of debt                      --             --        288,616
                                                      -----------    -----------    -----------

Cash flows used in investing activities:
  Continuing operations:
    Investment in A. D. Pharma                                 --             --       (125,000)
  Discontinued operations:
    Purchase of property and equipment                         --             --        (74,899)
                                                      -----------    -----------    -----------
Net cash flows used in investing activities:                   --             --       (199,899)
                                                      -----------    -----------    -----------

                       See notes to financial statements.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                    Cumulative
                                                                                       From
                                                      For The Nine Months Ended    May 19, 2000
                                                            September 30,         (Inception) to
                                                      --------------------------   September 30,
                                                          2006          2005            2006
                                                      -----------    -----------    -----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Continuing operations:
    Proceeds from notes payable                                --         65,000         65,000
    Net proceeds from issuance of common stock             82,200            100        122,500
                                                      -----------    -----------    -----------
Cash provided by continuing investing activities           82,200         65,100        187,500
                                                      -----------    -----------    -----------
  Discontinued operations:
    Proceeds from notes payable                                --             --        864,519
    Payments of notes payable                                  --             --       (388,769)
    Net proceeds from issuance of common stock                 --             --      2,165,987
    Proceeds from sale of royalty agreement                    --             --         50,000
    Equipment loans                                            --             --        (32,481)
    Payments of financing costs                                --             --        (56,200)
    Offering costs and fees                                    --             --       (326,980)
    Due to stockholder                                         --             --             --
                                                      -----------    -----------    -----------
Cash provided by discontinued financing activities             --             --      2,276,076
                                                      -----------    -----------    -----------
Net cash provided by financing activities                  82,200         65,100      2,463,576
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        2,682        (11,700)         3,235

Cash and cash equivalents at beginning of period              553         14,105             --
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of period            $     3,235    $     2,405    $     3,235
                                                      ===========    ===========    ===========


Schedule of Noncash Operating, Investing and Financing Activities:

  Common stock issued for services rendered           $        --    $        --    $   108,350
                                                      ===========    ===========    ===========

  Common stock issued for accrued interest            $        --    $        --    $     5,000
                                                      ===========    ===========    ===========

  Note payable converted to common stock              $        --    $        --    $    25,000
                                                      ===========    ===========    ===========

  Royalty obligation converted to note payable        $        --    $        --    $    50,000
                                                      ===========    ===========    ===========

  Deferred financing and offering costs               $        --    $        --    $   249,689
                                                      ===========    ===========    ===========

  Fair value of purchase rights issued to noteholders $    11,585    $        --    $   282,443
                                                      ===========    ===========    ===========

  Compensatory element of stock option                $     7,425    $     2,575    $    10,000
                                                      ===========    ===========    ===========

  Equipment financed                                  $        --    $        --    $    34,120
                                                      ===========    ===========    ===========

(*) Reclassified for comparability.

                       MEDSTRONG INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE 1 - PLAN OF ORGANIZATION.

      (a)   Organization and Presentation of Financial Statements:

            MedStrong International Corporation (the "Company") was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. Finally, on March 9, 2001, the Company's name was changed to MedStrong International Corporation. In August 2006, the Company's shareholders approved amending its articles of incorporation to increase its authorized common shares to 1,000,000,000 shares and to authorize 10,000,000 $0.001 par value preferred shares. The Company's Board of Directors will the fix the terms of the newly authorized preferred shares upon issuance. The Board may issue the preferred shares with liquidation rights, dividend rates, and other relative rights and preferences which may be superior and dilutive to the common shareholders' rights and preferences. On November 2, 2006, a 1:75 reverse split of the Company's common shares was effectuated. The accompanying financial statements and the notes thereto retroactively reflect the reverse split as if it had occurred on the first day of each period presented for all share and per share amounts.

            Through September 30, 2006, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,702,321 and has working capital and stockholders' deficiencies of $1,048,667 at September 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses. MedStrong invested approximately $1,750,000 in its Medical Records Business. Until its sale in April 2004, the only memberships that have been contracted have been through wholesale offerings. The Medical Records Business generated gross receipts, but has never been profitable. The Company did not expect that it will ever earn a profit from this business, and the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry R. Farrar, effective April 1, 2004, on an exclusive basis the medical information field (the "Licensed Field") applications of our proprietary software. We have retained all other applications of our software (the "Retained Field"), and we had intended to develop and commercialize applications in the Retained Field areas as our available capital permits in the future. With the termination of the CEO's employment in September 2004, the Board has considered the medical records operation a discontinued operation. Accounting principles generally accepted in the United States of America require that financial statements present a discontinued operation separately in its financial statements for all periods presented.

      (b)   Principal Business Activity:

MedStrong had previously developed and had approximately $1,750,000 invested in a medical records business. The Medical Records Business generated gross receipts, but was never profitable. Effective April 1, 2004, the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry
R. Farrar. The related license agreement, as amended effective September 19, 2004, provides for payment of a royalty on a monthly basis to the Company of 35% of the gross net margin of licensed products and services for certain identified customers. The medical records business is reflected in the accompanying financial statements as a discontinued operation.

OUR POTENTIAL BUSINESSES

      Our Board of Directors has determined that our business model should be re-evaluated to that of acquisition of another business through a business combination. Our new management plans to restructure the Company, with the goal of making MedStrong a leading technology company worldwide. As of the date of this report, we are focusing our efforts on identifying a business to acquire. As of this date, we have not entered into any agreements relating to any such acquisitions.

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

      (b)   Revenue Recognition:

            Through September 30, 2006, the Company had minimal revenues and was in the development stage. The Company recognized revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation's membership fees were earned on a pro-rata basis throughout the life of the membership.

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

      (g)   Advertising Costs:

            The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations. Advertising expense charged to discontinued operations was $0, $0 and $104,562 for the three and six months ended September 30, 2006 and 2005 and for the period from May 19, 2000 (Inception) to September 30, 2006, respectively.

      (h)   Earnings Per Share:

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The earnings per share calculations retroactively reflect the 1:75 reverse split as if it had occurred on the first day of each period presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

      (i)   Recently Issued Accounting Pronouncements:

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses are comprised of the following:

                               September 30, 2006         December 31, 2005
                           -------------------------   -------------------------
                           Continuing    Discontinued  Continuing   Discontinued
                           Operations     Operations   Operations    Operations
                           -----------   -----------   -----------   -----------
Professional fees          $    42,982   $        --   $    38,359   $    40,224
Consulting fees                     --         8,258         3,500         8,258
Advertising                         --        13,369            --        13,369
Interest                       303,991        11,823       187,025        11,823
Salary and Payroll Taxes        11,546        36,548         6,523        43,737
Rent                            10,500            --         1,050            --
Sundry operating expenses        9,115        38,770         6,348        42,162
                           -----------   -----------   -----------   -----------
                           $   378,134   $   108,768   $   242,805   $   159,573
                           ===========   ===========   ===========   ===========

NOTE 5 - LOAN PAYABLE - EQUIPMENT.

            In August 2003, the Company purchased used telephone equipment from an entity whose Chairman and CEO was the Company's Chairman. The equipment was financed by a note and was paid in January 2004. Interest remains unpaid at September 30, 2006 and 2005.

NOTE 6 - NOTES PAYABLE.

            During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 1,333 shares of the Company's common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

            Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 6,000 shares of the Company's common stock for $.75 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes' terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company's common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $15.00 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2006 and 2005.

            On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company's chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 31, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 1,333 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

            Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the in the three and nine months ended September 30, 2006 of $33,853 and $101,553, an additional $4,590 and $11,585, respectively, in penalties was charged to operations.

            The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.375 per share for each dollar of the loan. During the nine months ended September 30, 2006, the note holders were issued rights to acquire 7,800 common shares at $0.375 per share. The variance between the fair market value of the common shares underlying the rights issued and the rights' purchase price of $11,585 was charged to operations as interest expense and was determined by the average bid and ask prices of the Company's common stock on the date the note holders earned the penalty. Unpaid interest and penalties of $315,814 are included in accounts payable and accrued expenses at September 30, 2006 and 2005, respectively. Additionally, all notes are in default at September 30, 2006.

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

            The Board of Directors issued 9,733 non qualified stock options to members of the Company's Medical Advisory Board. One grantee exercised 1,600 options immediately. The fair value of the options at the time of grant, as determined by the Black-Scholes option pricing model, of $152,500 was charged to operations as compensation for these members services.

            On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 1,333 shares of the Company's common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company's common stock on the date of issuance.

            In June 2004, the Company entered into an agreement with a corporation whose Chairman and CEO was also formerly the Company's Chairman. The agreement provided for the use of an office by the Company in the other corporation's Stamford, Connecticut office at $350 per month. The agreement is initially for one year but is automatically renewable for annual periods unless either party deems not to renew. Notwithstanding the foregoing, either party can terminate the agreement upon 30 days prior written notice. Rent expense charged to continuing operations in the in the three and nine months ended September 30, 2006 and 2005 was $1,050 and $ 3,150, respectively, and $10,500 was charged from inception. $4,200 and $1,050 of rent remains unpaid and is included in accrued expenses and other current liabilities at September 30, 2006 and December 31, 2005, respectively.

NOTE 9 - EMPLOYMENT AGREEMENT.

            On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO's employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 4,667 shares. The former CFO is owed $26,169 in unpaid salary at September 30, 2006.

NOTE 10 - INCOME TAXES.

            At December 31, 2005 (the Company's latest tax year ended), the Company had a net operating loss carry forward amounting to approximately $3,519,000 available to reduce future taxable income expiring through the year 2023 which resulted in a tax asset of approximately $1,196,000 at December 31, 2005. However, in May 2006, the Company received $40,000 from an investor in exchange for 533,333 shares of the Company's common stock resulting in that investor effectively owning approximately 55% of the Company. Again in July and August 2006, the Company received an aggregate of $42,000 for 560,000 common shares. In accordance with the provisions of IRC SEC 382, these stock transactions result in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the first stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $184,000 in each year through 2024 (the expiration year for the cumulative net operating loss carry forwards at September 30,
      2006). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,117,000 in the aggregate through September 30, 2006.

            Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows


                                                                                              Cumulative
                                                                                          From May 19, 2000
                           For the Nine Months Ended September 30,                          (Inception) to
                             2006                          2005                           September 30, 2006
                          -----------                   -----------                   --------------------------
Income (loss)
  before income taxes     $  (183,052)                  $  (203,020)                  $(3,702,321)
                          ===========                   ===========                   ===========

Computed tax benefit at
  statutory rate              (62,000)         (34.0%)      (69,000)         (34.0%)   (1,259,000)         (34.0%)
Change in ownership           142,000                                                     142,000
Net operating loss
  valuation reserve           (80,000)          34.0%        69,000           34.0%     1,117,000           34.0%
                          -----------    -----------    -----------    -----------    -----------    -----------

Total tax benefits        $        --             --%   $        --             --%   $        --             --%
                          ===========    ===========    ===========    ===========    ===========    ===========

                                For the Three Months June 30,
                             2006                           2005
                          -----------                   -----------
Income (loss)
  before income taxes     $   (40,785)                  $   (89,154)
                          ===========                   ===========

Computed tax benefit at
  statutory rate              (14,000)         (34.0%)      (30,300)         (34.0%)
Change in ownership           142,000
Net operating loss
  valuation reserve          (128,000)          34.0%        30,300           34.0%
                          -----------    -----------    -----------    -----------

Total tax benefits        $        --             --%   $        --             --%
                          ===========    ===========    ===========    ===========

NOTE 11 - CAPITAL STOCK.

      (a)   General:

            The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 346,667 common shares at $0.075 per share. During the year ending December 31, 2002 and 2001, the Company issued an additional 1,533 and 4,867 shares, respectively, to original note holders at $.75. The Company issued in 2001 common shares in conjunction with its initial public offering which closed on December 31, 2001 (see (b) below).

      (b)   Initial Sale of The Company's Securities to the Public:

            The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 106,667 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $56.25 per share) at $37.50 per unit. The underwriter's compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 21,333 shares of common stock at $56.25 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 57,360 units issued of the Company's securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a "units sold" basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 57,360 units..

      (c)   Common Stock Issued for Services Rendered:

            In February 2002 the Company issued 1,347 common shares for legal and consulting services to two individuals, one of whom is a founding shareholder. The fair value of the services rendered and the common shares as determined by the average of the bid and ask prices of the Company's common stock on the dates of issuance was $61,100 which was charged to operations.

            In June 2002 the Company issued 1,000 shares of its common stock to a consultant for investor relations services rendered. The fair value of the consultant's services and the fair value of the shares issued, as determined by the average of the bid and ask prices on the date issued, was $47,250 which was charged to operations.

            On July 28, 2003, the Company issued its CFO a stock grant of 333 common shares for financial services rendered. The fair value of the services rendered and the fair value of the common shares issued of $6,250 was charged to operations in the third quarter of 2003. Additionally on that same date, the Company issued 133 shares of its common stock for services rendered. The fair value of the services and the securities issued of $2,500 was charged to operations on that date.

            On December 31, 2003, the Board of Directors agreed to issue 1,000 shares of the Company's common stock for services rendered by two vendors. The fair value of the services rendered and the fair value of the securities issued aggregated $15,000 which was charged to operations. The fair value of the securities issued for services rendered was determined by the average bid and ask price of the Company's traded common stock on the date of issuance.

      (d)   Common Stock Issued Through Conversion Of Debt:

            A member of the Medical Advisory Board converted one of his $25,000 notes into 1,333 shares of the Company's common stock. The fair value of the shares issued on the date of conversion was the average of the bid and ask of the Company's publicly traded shares.

            A shareholder received 1,333 common shares as payment for royalties owed under a long-term royalty obligation that was converted into a note payable. The fair value of the shares issued of $5,000 was determined by the average of the common stock's bid and ask prices on the date of issuance.

            Six note holders have been issued in the current period rights to acquire a total of 12,467 shares of the Company's common stock for an aggregate of $2,295 in satisfaction of the notes default penalty provision. The excess of the fair value of the rights and the exercise price of $11,585 has been charged to operations as additional interest. Two note holders each exercised two of their rights and purchased an aggregate of 800 common shares for $300 in 2005 and one note holder exercised his rights and purchased 533 common shares for $200 during the three months ended September 30, 2006.

      (e)   Private Placements:

            The Company commenced the sale of up to 266,667 shares of its common stock in May 2003 at $18.75 per share through a private placement. Prior to the offering's termination on June 30, 2003, the Company sold 5,467 of its common shares for $92,187 (net of placement agent's fees of $10,325).

            In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, two individuals purchased common shares for $55,000.

      (f)   Stock Options:

            The stockholders on August 12, 2003 ratified an increase of 26,667 shares eligible to be issued under the Company's qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company's Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $18.75 per share for the 9,733 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 1,600 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally, on April 25, 2003, the Board issued 15,260 options to four of its independent members at terms identical to the Medical Advisory Board Members' Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. These directors resigned in April 2006 and the options expired by the terms of the option grants in July 2006. In addition, $37,984 was credited to operations and a reduction in additional paid-in capital was recorded during the three months ended September 30, 2006 as a result of these cancellations.

            On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company's Interim CEO and granted her an immediately vesting option to acquire 3,333 shares of the Company's common stock at the lower of the average between the bid and ask of the Company's common stock on the date of grant or $3.75 per share which was the average of the Company's common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 3,333 common shares at the fair market value of the shares on the date of grant for each three month period that the Interim CEO acts in that capacity for the Company.

            The grants are to be made on the first day of each three month period. Through September 30, 2006, Ms. Folz has been granted options to acquire 26,667 common shares, in aggregate, at prices ranging from $1.50 to $3.75 per share.

            The Company recognized $2,475 and $7,425 in compensation expense for the vested portion of employee stock option grants for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company, on a pro forma basis, would have recognized additional compensation expense of $14,149 and $56,596 if the provisions of FASB 123(R) were in effect at that time.

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

                                                             Three Months
                                                          Ended September 30,
                                                          2006          2005
                                                      -----------   -----------

Net loss as reported                                  $   (40,785)  $   (89,154)
                                                      ===========   ===========

Net loss pro forma                                    $        --   $  (119,358)
                                                      ===========   ===========

Shares - basic and diluted                              1,253,040       439,307
                                                      ===========   ===========

Net loss per share as reported                        $     (0.03)  $     (0.20)
                                                      ===========   ===========

Net loss per share - pro forma                        $      0.00   $     (0.27)
                                                      ===========   ===========

                                                              Nine Months
                                                          Ended September 30,
                                                          2006          2005
                                                      -----------   -----------

Net loss as reported                                  $  (183,052)  $  (203,020)
                                                      ===========   ===========

Net loss pro forma                                    $        --   $  (285,584)
                                                      ===========   ===========

Shares - basic and diluted                              1,253,040       439,307
                                                      ===========   ===========

Net loss per share as reported                        $     (0.15)  $     (0.46)
                                                      ===========   ===========

Net loss per share - pro forma                        $      0.00   $     (0.65)
                                                      ===========   ===========

            Presented below is a summary of the status of the outstanding stock options:

                                                   For the Nine Months Ended September 30,
                                                   2006                              2005
                                       ------------------------------    ------------------------------
                                                          Weighted                         Weighted
                                                          Average                          Average
                                                          Exercise                         Exercise
                                         Shares            Price           Shares           Price
                                       ----------    ----------------    ----------    ----------------
Options outstanding at beginning           31,867    $1.575 to $18.75        18,533              $18.75
Granted                                    10,000                1.50        10,000       1.575 to 3.75
Casncelled
Expired                                   (15,200)             (18.75)           --                  --
Exercised                                      --                  --            --                  --
                                       ----------    ----------------    ----------    ----------------

Options outstanding at end                 26,667      $1.50 to $3.75        28,533    $1.575 to $18.75
                                       ==========    ================    ==========    ================

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

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

NOTE 13 - SUBSEQUENT EVENTS.

            On November 2, 2006, the Board of Directors announced that a 1: 75 reverse stock split which had previously been approved in September, 2006 became effective on that date. As a result, the pro forma effect would be to reduce the number of outstanding shares of the Company's common stock from 114,998,000 to approximately 1,533,307, the outstanding employee stock options from 2,000,000 to 26,667 options and the note holder options from 835,000 to approximately 11,133 options. There is no overall financial effect as a result of the reverse split, however, the exercise price of the respective options would be increased by a factor of 75 times the exercise price at September 30, 2006. The share numbers in these financial statements are in some cases approximate as the exchange of certificates with the Company's stockholders has not been completed and, if a fractional share is owing to the stockholder as the result of the exchange, the number of shares issued to that stockholder will be rounded up to the nearest whole share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

      MedStrong International Corporation is a development stage company that was incorporated in the State of Delaware on May 19, 2000. MedStrong has an authorized capital of 1,000,000,000 shares of common stock, each with a par value of $.001. At October 31, 2006, 212,998,000 shares of common stock were issued and outstanding.

      A reverse stock split of our common stock of occurred effective for trading purposes as of the opening of business on November 2, 2006. Pursuant to this reverse stock split, each seventy-five (75) shares of common stock of Medstrong issued and outstanding as of the date following the reverse stock split were converted into one (1) share of Medstrong common stock. The reverse stock split did not affect the number of our 4,302,000 outstanding warrants, which prior to the reverse split entitled the holder of each warrant to purchase shares of the Company's common stock at a purchase price of $.40 per share. However, following the effectiveness of the reverse split, the aggregate exercise price of each warrant remained the same, but the number of shares subject to each warrant was reduced by a factor of 75.

      Additionally, there are 430,200 warrants to purchase one unit, consisting of one share of the Company's common stock and one warrant to purchase the Company's common stock for a purchase price, prior to the reverse split, of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price, prior to the reverse split, of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company's original initial public offering. The terms of these warrants and units have been changed with the effectiveness of the reverse split to provide for the purchase of a number of shares of common stock reduced by a factor of 75, at the same aggregate exercise price.

      Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols MDSI and MDSIW respectively. In addition, the Company has an authorized class of 10,000,000 shares of preferred stock, each with a par value of $.001 per share, no shares of which have been issued.

RECENT DEVELOPMENTS

On May 4, 2006, Mountain View Capital Partners, Inc., a privately-held company with offices in Boca Raton, Florida ("Mountain View"), purchased 40,000,000 shares of our common stock for $40,000. On July 19 and August 14, 2006, Silver Lake Partners, Inc. ("Silver Lake"), a privately-held company with offices in Boca Raton, Florida, purchased an aggregate of 42,000,000 shares of our common stock. On October 31, 2006, Mountain view purchased an additional 50,000,000 shares of our common stock, and Silver Lake purchased an additional 48,000,000 shares of common stock. Following the effectiveness of the reverse split on November 2, 2006, Mountain View and Silver Lake each own 1,200,000 shares of our common stock, out of an approximate 2,839,974 shares of common stock to be outstanding following the exchange of certificates by reason of the reverse split, subject to rounding up to the nearest whole share for stockholders that are entitled to a fractional share by reason of the reverse split.

On November 3, 2006, Jeanine M. Folz resigned as our President and Interim Chief Executive Officer, and our Board of Directors elected Gary J. Schultheis to the Board of Directors to fill a vacancy on the Board and appointed Mr. Schultheis as our President and Chief Executive Officer.

RESULTS OF OPERATIONS

      In 2005, we generated revenues of $22, incurred operating expenses of $103,152, and had a loss of $259,035 from continuing operations. As at December 31, 2005, we had incurred losses since inception of $3,519,269.

      During the nine months ended September 30, 2006, we incurred a net loss of $183,052, because we had no revenue to offset against operating expenses. The loss in the first nine months was primarily attributable to general and administrative expenses of $69,914 and interest expense of $113,138. The loss was reduced by a reversal of a charge to operations of approximately $38,000, the reversal resulting from the cancellation of options to purchase 1,100,000 shares of common stock. From inception (May 19, 2000) to September 30, 2006, we had a net loss of $3,702,321.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

The net loss decreased from $203,020 for the nine months ended September 30, 2005 to $183,052 for the nine months ended September 30, 2006, due in part to the aforementioned reversal of a charge to operations of approximately $38,000.

The items of significant increase or decrease in the nine months ended September 30, 2006 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $82,272 in 2005 to approximately $69,914 for the nine months ended September 30, 2006, and a decrease in interest expense from approximately $121,891 in 2005 to approximately $113,138 for the nine months ended September 30, 2006.

PLAN OF OPERATION

MEDICAL RECORDS BUSINESS

MedStrong had previously developed and had approximately $1,750,000 invested in a medical records business. The Medical Records Business generated gross receipts, but was never profitable. Effective April 1, 2004, the Board of Directors determined to license to our former Chief Executive Officer, Mr. Jerry
R. Farrar. The related license agreement, as amended effective September 19, 2004, provides for payment of a royalty on a monthly basis to the Company of 35% of the gross net margin of licensed products and services for certain identified customers. The medical records business is reflected in the accompanying financial statements as a discontinued operation.

OUR POTENTIAL BUSINESSES

      Our Board of Directors has determined that our business model should be re-evaluated to that of acquisition of another business through a business combination. Our new management plans to restructure the Company, with the goal of making MedStrong a leading technology company worldwide. As of the date of this report, we are focusing our efforts on identifying a business to acquire. As of this date, we have not entered into any agreements relating to any such acquisitions.

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

OFFERINGS

The numbers of shares of common stock and prices referred to in the discussion of our debt and stock private offerings below have been adjusted to reflect the 1 for 75 reverse split of our common stock, effective November 2, 2006, with adjustments for the price per share, the total consideration paid for the shares remaining the same.

DEBT PRIVATE OFFERING

      During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. A note holder converted one of his notes for $25,000 into 1,333 shares of the Company's common stock. No principal payments have been made on these notes.

      In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company's Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all of the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 6,000 shares of the Company's common stock for $0.75 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company's publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $16,694 and $50,082 were charged to operations during the three and nine months ended September 30, 2004. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended his original notes due dates to March 17, 2004, did not execute a restructuring agreement. His three notes aggregating $50,000 are in default as to principal and interest.

      On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.

      Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At September 30, 2005, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the current nine months of $84,446, an additional $36,325 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company's common stock at $0.375 per share for each dollar of the loan. During the year ended December 31, 2005, these note holders were issued rights to acquire 4,667 common shares for an aggregate of $2,295. In August through December, 2005, note holders exercised rights for an aggregate of 800 shares of common stock.

STOCK PRIVATE OFFERINGS

      The Company undertook a best efforts private offering (the "Offering") of its shares of common stock, $0.001 par value (the "Shares"), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 266,667 Shares were offered. The price at which the Shares were sold in the Offering was $18.75 per Share. Upon expiration of the offering at June 30, 2003, 5,467 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

      In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, one individual purchased 6,667 common shares for $50,000 and one individual subscribed for 667 shares for $5,000.

      On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years' future royalty payments equal to 100% of all receipts from four (4) of the Company's customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company's issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 1,334 shares of common stock.

      In January 2004 we borrowed an additional $100,000 by issuing 4 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

      On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company's Warrants from $56.24 to $30.00 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The changes to the terms of the warrants will not become effective unless and until the post-effective amendment to the Registration Statement covering the Warrants is declared effective by the SEC.

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

      On May 4, 2006, Mountain View invested $40,000 in the Company in exchange for 533,333 shares of our common stock, and on October 31, 2006, invested $50,000 for an additional 666,667 shares of common stock. On July 19, 2006, Silver Lake invested $2,000 in the Company for 26,667 shares of common stock; this private investor on August 14, 2006 invested an additional $40,000 in the Company for 533,333 shares of common stock; and on October 31, 2006, invested $48,000 for an additional 640,000 shares of common stock.

Liquidity and Financial Resources

      As of September 30, 2006, the Company had $3,235 of cash on hand. Through September 30, 2006, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,702,321 and has working capital and stockholders' deficiencies of $1,048,667 at September 30, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      On May 4, 2006, Mountain View invested $40,000 in the Company in exchange for 533,333 shares of our common stock, and on October 31, 2006, invested $50,000 for an additional 666,667 shares of common stock. On July 19, 2006, Silver Lake invested $2,000 in the Company for 26,667 shares of common stock; this private investor on August 14, 2006 invested an additional $40,000 in the Company for 533,333 shares of common stock; and on October 31, 2006, invested $48,000 for an additional 640,000 shares of common stock.

      As a result of its lack of operating success, the Company may not be able to raise additional financing to cover its costs and expenses and to meet its obligations as they mature.

      On July 7, 2004, the Company entered into a lease termination agreement with its former landlord terminating all obligations under the lease dated November 2, 2000 for a cash settlement of $20,000.

      On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. The Company's former Chairman and its former Interim CEO are officers of Warrantech Corporation.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. Our Chief Executive and Principal Financial Officer has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report. Since his evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) Our board of directors on September 11, 2006, approved the amendment to our Articles of Incorporation to effect a 1 for 75 reverse stock split of our outstanding common stock. Our Company thereafter on September 14, 2006 received the written consent from shareholders of our company holding a majority of the outstanding shares of our common stock.

      (c) Shareholders holding 82,000,000 shares of our common stock, or 71.3%, of the 114,998,000 then issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation for the amendments to effect a 1 for 75 reverse split of our outstanding common stock. The following is the result of stockholder action on the proposal to effect a 1 for 75 reverse stock split of our outstanding common stock :

                                                                               Abstentions/
Proposal                           Shares in Favor         Shares Against     Broker Nonvotes
Amendment to                         82,000,000                  --                  --
effect 1 for 75 reverse
split of common stock

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

                                      MEDSTRONG INTERNATIONAL CORPORATION
                                      (Registrant)


                                      By: /s/  Gary Schultheis
                                          ----------------------------------
                                          Gary Schultheis, President,
                                          Chief Executive Officer and
                                          Principal Financial Officer

Dated: November 17, 2006

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