Form 10KSB
period 2006-12-31
VOIS Inc.
filed 2007-03-30
CIK 1136711

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33035

VOIS Inc.

(Name of small business issuer in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Northeast 6th Avenue, Delray Beach, FL	33483
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (561) 274-4894

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Warrants to Purchase Common Stock	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year. -0-

The aggregate market value of the voting and non-voting common equity held by non- affiliates of the Issuer was approximately $5,506,585 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2007, quoted by the National Quotation Bureau, LLC in the over-the-counter market. The aggregate market value of the Warrants held by non-affiliates of the Issuer was approximately $688,320 based upon the last sales price prior to March 15, 2007, quoted by the National Quotation Bureau, LLC in the over-the-counter market.

The number of shares outstanding the issuer’s common stock, $.001 par value, was 5,447,951 as of March 15, 2007 and the number of outstanding Warrants was 4,302,000 as of that date.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

ii

iii

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. VOIS Inc. (the “Company”, “we” or “us”) makes such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company’s views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company’s operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company’s products and services, (c) regulatory or legal changes affecting the Company’s business, and (d) the Company’s ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company’s underlying assumptions prove incorrect, actual results of operations, cash flows or the Company’s financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company’s new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the successful development of our websites and products, and (e) the success of those opportunities in the marketplace.

ITEM 1.	DESCRIPTION OF BUSINESS

Background

VOIS Inc. is a development stage company that was incorporated in the State of Delaware on May 19, 2000. We changed our name to VOIS Inc. from MedStrong International Corporation on March 30, 2007, following our acquisition in February 2007 of the vois.com domain name (URL) among other assets. We have an authorized capital of 1,000,000,000 shares of common stock, each with a par value of $.001. At March 15, 2007, 5,447,951 shares of common stock were issued and outstanding.

A reverse stock split of our common stock occurred effective for trading purposes as of the opening of business on November 2, 2006. Pursuant to this reverse stock split, each seventy-five (75) shares of common stock issued and outstanding as of the date following the reverse stock split were converted into one (1) share of VOIS common stock. The reverse stock split did not affect the number of our 4,302,000 outstanding warrants, which prior to the reverse split entitled the holder of each warrant to purchase shares of the Company’s common stock at a purchase price of $.40 per share. Following effectiveness of the reverse split of the common stock, and our lowering the warrant exercise and redemption prices in January 2007, these warrants entitled the holders to purchase a total of approximately 57,360 shares of common stock at an exercise price of $18.75 per share. If the common stock trades for at least five (5) consecutive trading days at a price of $22.50 or more, we have the right to call the warrants at a price of $.75 per warrant share unless the warrant holder of record chooses to exercise his or her warrants at that time.

Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols VOIS.OB and VOISW.OB respectively. In addition, the Company has an authorized class of 10,000,000 shares of preferred stock, each with a par value of $.001 per share, no shares of which have been issued.

Recent Developments

Changes in our Board of Directors

At a meeting of the Board of Directors of the Company held on April 30, 2006, Mr. Robert M. Cohen was elected to our Board of Directors to fill a vacancy on the Board resulting from Mr. Ron Glime’s resignation as a director on February 26, 2006. Following Mr. Cohen’s election as a director, Messrs. Joel San Antonio, our then-Chairman, David Scotch, Edward Spindel and Michael Spindel resigned as directors. At the April 30, 2006, Board meeting, the Board also formally confirmed the resignation of Michael Salpeter as a director. Mr. Cohen served as the sole director of the Company until November 3, 2006, and Secretary of the Company until January 2007.

In the period from May through October 2006 Mountain View Capital Partners, Inc., a privately-held company owned by Mr. Gary J. Schultheis, our Chairman, and Silver Lake Capital Partners, Inc., a privately-held company owned by Herbert Tabin, our Senior Vice President–Corporate Development and a director, each purchased a total of 1,200,000 shares of our common stock for $90,000. On November 3, 2006, Jeanine M. Folz resigned as our President and Interim Chief Executive Officer, and our Board of Directors elected Gary J. Schultheis to the Board to fill a vacancy on the Board and appointed Mr. Schultheis as our President and Chief Executive Officer. In November 2006, we completed a private placement of 2,600,000 shares of common stock at $.10 per share.

Commencing in the first quarter of 2007, the Company began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site, has incurred expenses developing this business, has brought in experienced senior management and hired employees and consultants, and has purchased certain assets in furtherance of this line of business.

In January 2007, in furtherance of our new business direction, we elected Mr. Stephen J. Bartkiw, former Chief Executive Officer of AOL Canada, as our President and Chief Executive Officer and a director, and Mr. Mark J. Minkin, former Vice President/Managing Director, New Market Development for AOL International, as our Senior Vice President of Marketing, Secretary of the Company and a director. In February 2007, we elected Mr. Marc Saitta, former Chief Financial Officer of AOL Canada, as our Chief Financial Officer. At that time, we also acquired certain assets including furniture, equipment and several Internet domain names (URLs) (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Mr. Schultheis and Mr. Tabin.

Liquidity and Financial Resources

As of March 15, 2007, the Company had $227,510 of cash on hand. Through December 31, 2006, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,744,463 and has working capital and stockholders’ deficiencies of $703,092 at December 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Social Commerce Networking Web 2.0 Business

Background

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately-held, Florida corporation) controlled by two of our directors and officers, Mr. Schultheis and Mr. Tabin. We purchased fixed assets in the form of furniture, fixtures and equipment as well as intangible assets comprised of several web site domain names (URLs), including vois.com and all website and software development and applicable contracts relating thereto. We have filed for U.S. registered trademark for the mark “VOIS”. The acquisition of such assets is congruent with our current business direction and intentions to debut an online social commerce networking community with the adoption of a Web 2.0 business platform and recent appointment of former AOL Canada founder and Chief Executive Officer Mr. Stephen J. Bartkiw as our President and Chief Executive Officer.

The term Web 2.0 refers to the advancement of the Internet from a collection of individual websites to fully-integrated computing platforms serving web applications to end users. In the past few years, Web 2.0 has evolved the worldwide web from disparate information silos into more interactive, user-friendly and often user-generated content. Wikipedia (http://wikipedia.org) defines Web 2.0 as “a social phenomenon embracing an approach to generating and distributing Web content itself, characterized by open communication, decentralization of authority, freedom to share and re-use, and the market as a conversation.” Social community websites, such as MySpace.com, Facebook.com and YouTube.com are among the most popular Web 2.0 companies. Online social networks enable people to instantly connect with other people worldwide and share thoughts, photographs, music and videos. Users can create their own personal profiles to communicate opinions, and share hobbies, interests and links to other sites or people and much more.

Our VOIS.com Community

Our VOIS.com community is intended to be a social commerce networking site, what we believe to be the next step in the evolution of social media. Social commerce (or sCommerce) combines social networking and online commerce, empowering peer-to-peer, business-to-consumer and business-to-business interactions and transactions influenced by individuals and communities of interest. According to an October 2006 report by Compete Inc. entitled “s-commerce: The intersection of social computing and the transactional web”: “social commerce strategies are transactional by nature, but they also harness the growing popularity and influence of online communities. By weaving commerce and community, social commerce expands the applications for social networking and can bring the fixed supply of consumer attention more closely inline with marketers’ unlimited demand for online media.” Our goal is to develop and define social commerce networking.

Social commerce networking is distinct from social networking. According to the report by Compete Inc., “By organizing connections between people, social networking sites are changing consumer behavior and making it harder for marketers to find and engage customers. Social commerce is the solution. This new approach weaves best practices from social networks and online commerce, and invites consumer participation into the marketing process.”

At VOIS our goal is to gather and distill the experience of people and make it accessible, tangible. We intend to amplify and channel the voices of our members to create clarity instead of cacophony. Further, our objective is to give every individual an opportunity to benefit from the collective wisdom of real people and to give back by sharing their experience. We plan to provide tools to facilitate a unique blend of social and commercial interaction, or sCommerce.

We intend that VOIS will connect our members together both socially and economically. We expect to generate revenue through targeted interactive marketing, premium services and sCommerce transactions. Through VOIS, we anticipate that members will be empowered to create their personal and professional online personality and digital identity that is in context and communicated through photos, videos and tools, including instant messaging, bulletin boards, e-mail groups and blogs. We plan to encourage product- and interest-specific blogs and groups to help members find the best information to make more informed purchase decisions.

We intend for our members to be able to profile their lives online and connect with others around shared interests. Our goal is that with VOIS, members can make unlimited friends and connections and then use those connections to connect personally and do business with others on a whole new level.

We are targeting the most affluent age group. We believe that VOIS’ target age demographic is the most attractive to marketers and advertisers seeking interactive marketing opportunities. We intend to earn interactive marketing revenues through a variety of traditional ad units such as banner, skyscraper, pop-up, rich media, and interstitial ads, targeted permission-based E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing.

Based on our research (including conclusions stated in the aforementioned Compete Inc. report), we believe that the five key reasons for joining social commerce networks are:

•	sCommerce or buying and selling,

•	meeting other people,

•	influencing other people,

•	learning things of interest and

•	entertainment.

The majority of our product development and maintenance costs are related to the VOIS.com service. We direct and manage our product development and maintenance internally, while we have contracted with third parties to provide creative, website development, maintenance and hosting services. We believe this to be the most efficient operational balance to conduct our business at our current stage until we reach an appropriate scale.

Domain Names and Trademarks

As of March 15, 2007, we own multiple domain names that we may or may not operate in the future. Also important to our business is the registration in the U.S. of the trademark “VOIS”, which was applied for on February 9, 2007. We believe that we presently have, or are capable of acquiring, ownership and control of the intellectual property rights that are necessary to conduct our operations.

Competition – Online Social Networks

As we stated above, social commerce networking is distinct from social networking. According to the report by Compete Inc., “New online services are … emerging that are mashing up communities and commerce in a seamless business model. … For these companies, member-to-member interactions are at the core of their customer value propositions and create unique and compelling customer experiences.”

There are many companies that are vying for the same member base that we are targeting. These include some of the largest technology and media companies, as well as a large number of start-ups that are being launched on a daily basis. Major competitors include MySpace, FaceBook, Friendster, Orkut, Piczo, YouTube, MyYearbook; on the e-commerce side, we may potentially compete with the likes of e-Bay and CraigsList. Major players in the Internet who will also vie for this member base are AOL, MSN and Yahoo!. Most of our competitors are well-established networks and have substantially greater financial resources than we have.

Our Market

We are targeting the most affluent age demographic. According to an October 2006 analysis by comScore Media Metrix (publicly-disclosed in an October 5, 2006 press release), more than half of U.S. visitors to select major social networking sites are 35 and older. This analysis completely contradicts the widely-held perception of social networking sites such as MySpace.com as interchangeable parts of a youth-oriented phenomenon. According to the press release, comScore Media Metrix’s analysis found that more than 51 percent of MySpace.com visitors are over 35, with the largest percentage of visitors to MySpace.com (40.6%) being between the ages of 35 and 54.

Our Intended Functional Areas

In order to implement our social commerce networking business, subject to our financial resources, our goal is to develop and implement functional areas within the Company to include the following key areas:

•

Product Development, which area is intended to be responsible for defining the overall direction of the product based upon input from senior management in all disciplines within the Company along with market research data that may include focus groups.

•

Application Development, which area is intended to be responsible for developing and implementing a software configuration management strategy, including creation of source code, test planning and execution, and final production.

•

Technology Infrastructure, which area is intended to be responsible for defining and utilizing software development languages, the third party applications, database technology, hardware and network architecture and product security.

•

Marketing, which area is intended to be responsible for various initiatives including: product marketing, partner or cooperative marketing, member acquisition, member retention, branding, public relations and advertising in both online and offline formats.

•

Business Development, which area is intended to be responsible for assisting to build the Company and creating shareholder value through: growing revenue and membership, creating new businesses and revenue streams, constantly challenging and changing traditional business initiatives to stay ahead of the evolving industry and embracing competitor partnering while preempting competitor strikes.

•	Corporate Development, which area is intended to be responsible for identifying, negotiating and implementing new business opportunities, strategic initiatives and potential acquisitions.

•

Administration, which area is intended to be responsible for all Company support areas such as finance and accounting, business support technology, legal, human resources and other applicable support functions.

RISK FACTORS

RISKS RELATING TO OUR CURRENT OPERATIONS

WE HAVE ONLY A LIMITED OPERATING HISTORY, HAVE NOT OPERATED PROFITABLY SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2006, we generated revenues of $ 0, incurred operating expenses of $269,085 for continuing operations, and had no net income. As of March 15, 2007, we had approximately $227,510 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our proposed business and developing business plan.

BECAUSE OF OUR FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT IN OUR ABILITY TO OPERATE AS A GOING CONCERN

We have spent substantially all of the investment funds that we have raised so far. As a result, as of December 31, 2006, we have a capital deficiency of ($703,092) and have a working capital deficiency in the same amount. Although within the last year we raised a total of $440,550 in equity offerings, our financial condition still raises substantial doubt about our ability to operate as a going concern.

WE HAVE $565,000 IN DEBT WHICH WE HAVE NOT REPAID AND WHICH IS IN DEFAULT

From December 2002 through February 2003 we borrowed $250,000 by issuing 13 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. No principal payments have been made on these notes. The notes are due six months from the date issued. The notes mature at varying dates through July 2004. Subsequently, 11 note holders extended the payment of their notes to December 31, 2004. The past interest which accrued on the unpaid principal amounts of the 11 notes were waived by each of the 11 note holders and each of the 11 note holders agreed that the note be interest free to December 31, 2004. As consideration for the note holders extending the notes and forgiving the interest in the notes, each note holder was granted the right to purchase 2 shares of the Company’s Common Stock for each one dollar amount of his or her principal loan amount at a purchase price of $.01 per share. To date, five of the note holders have exercised their right to purchase the Company’s shares. One note holder converted his $25,000 note into 1,334 shares of the Company’s common stock on July 31, 2003 and one note holder is holding his original note which is past due.

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

RISKS RELATING TO OUR NEW SOCIAL COMMERCE NETWORKING WEBSITE

THIS IS A NEW BUSINESS CATEGORY AND MANAGEMENT HAS NO EXPERIENCE WITH THIS BUSINESS

Management has begun efforts to engage in the business of social commerce networking websites. We have no experience in this business category and we have no way to determine whether it will be successful. To date, we have not received any revenues from this business. We will have to obtain significant additional capital to develop our business. There is no assurance that we will be able to obtain sufficient capital for this purpose.

WE RELY ON THIRD PARTIES TO PROVIDE SOFTWARE DEVELOPMENT AND MAINTENANCE, BANDWIDTH PROVIDERS, DATA CENTERS (HOSTING) AND OTHER THIRD PARTIES FOR KEY ASPECTS OF THE PROCESS OF PROVIDING VOIS TO OUR USERS, AND ANY INTERRUPTION OR FAILURE IN THE SERVICES AND PRODUCTS PROVIDED BY THESE THIRD PARTIES COULD SERIOUSLY HARM OUR BUSINESS, REPUTATION AND OPERATING RESULTS.

We rely on third-party vendors, including software development and maintenance, data center (hosting) and bandwidth providers. Any disruption in the services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Although we have contracts in place with our third-party vendors, we do not exercise control over them, which increases our vulnerability to problems with the services they provide. We expect to experience interruptions and delays in service and availability; any errors, failures, interruptions or delays experienced in connection with these third-party vendors could negatively impact our relationship with users, could adversely affect our brand, reputation and business, could adversely harm our business, and could expose us to liabilities to third parties.

We may from time-to-time license technology underlying certain key components of our software from third parties that we do not control, including without limitation the technology underlying our system architecture and audio and video technology. Although we will have contracts in place with third party technology providers, there can be no assurance that the licensed technology or other technology that we may seek to license in the future will continue to be available on commercially reasonable terms, or at all. The loss of, or inability to maintain, licenses could result in a decrease in service quality until equivalent technology or suitable alternatives can be developed, identified, licensed and integrated.

OUR BUSINESS DEPENDS ON OUR SOFTWARE AND SERVER AND NETWORK HARDWARE AS WELL AS OUR ABILITY TO SCALE OUR TECHNOLOGY INFRASTRUCTURE CAPACITY.

The performance of our software, server, and networking hardware infrastructure is critical to our business and reputation and our ability to attract users, advertisers, members and e-commerce partners. An unexpected and/or substantial increase in the use of our website(s) could strain the capacity of our systems, which could lead to slower response time or system failures. Any slowdowns or system failures could adversely affect the speed and responsiveness of our website(s) and diminish the experience for our customers and members. If the usage of our website(s) substantially increases, we may need to procure additional servers, networking equipment and bandwidth from third parties to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our website(s) could reduce traffic on our website(s) and, if sustained or repeated, could impair our reputation and the attractiveness of our brand as well as reduce revenue and negatively impact our operating results.

We rely on many different software applications. If these software applications fail, it could adversely affect our ability to provide our services. If we receive a significant unexpected increase in usage and are not able to rapidly scale our transaction-processing systems and network infrastructure without any systems interruptions or failures, it could seriously harm our business and reputation.

COMPUTER VIRUSES, COMPUTER ATTACKS AND SECURITY BREACHES COULD HARM OUR BUSINESS.

The networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the VOIS experience. These applications could attempt to change our users’ Internet experience. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with VOIS. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our services have actual or perceived vulnerabilities, our reputation may be harmed and our business may be adversely damaged.

We depend on the security of our third-party telecommunications service providers. Unauthorized or inappropriate access to, or use of, these networks could potentially jeopardize the security of confidential information of our customers and of third parties. So in the future, users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network, hardware and software providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

We are subject to laws relating to the use and transfer of personally identifiable information about our users. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. Violation of these laws, which in many cases apply not only to third-party transactions but also to transfers of information between ourselves and other parties with which we have commercial relations, could subject us to significant penalties and negative publicity and could adversely affect us.

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business.

OUR OPERATIONS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF A NATURAL DISASTER OR OTHER CATASTROPHIC EVENT.

Our operations are susceptible to outages due to “rolling black-outs”, fire, floods, telecommunication failures, break-ins, and other natural disasters. We do not have multiple site capacity in the event of any such occurrence. Outages could cause significant interruptions of our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these events.

BECAUSE OUR OPERATING HISTORY IS LIMITED AND THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

We believe that our future success depends on our ability to develop revenue from our operations, of which we have a very limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	attract a large audience to our community;

•	increase awareness of our brand and attempt to build member loyalty;

•	attract advertisers and marketers;

•	maintain and develop new, strategic relationships;

•	derive revenue from our members from premium based services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	attract and retain qualified management and employees; and

•	upgrade our technology to support increased traffic and expanded services

Our future success not to mention our ability to generate revenues depends on our ability to successfully deal with these risks, expenses and difficulties.

WE INTEND TO RELY ON INTERACTIVE MARKETING SALES AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE ONLINE ADVERTISING MARKET IS SUBJECT TO MANY UNCERTAINTIES, WHICH COULD CAUSE OUR INTERACTIVE MARKETING REVENUES TO FLUCTUATE OR DECLINE.

Our interactive marketing revenue will be dependent on the sale of interactive marketing inventory on our network. The growth of online interactive advertising and marketing is subject to many uncertainties. Our ability to generate interactive marketing and advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

•	the development and retention of a large base of users possessing demographic characteristics attractive to advertisers and marketers;

•	the attractiveness of our interactive marketing offerings to prospective advertisers and marketers;

•	increased competition and potential downward pressure on online advertising prices and limitations on interactive marketing inventory;

•	the development of independent and reliable means of verifying levels of online interactive marketing and traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.

In addition, advertising spending is subject to many uncertainties and has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web. Further, advertisers are not paying the kind of rates to Internet media outlets that they pay to traditional media outlets, and thus our traffic will need to be significant. Also, user traffic tends to be seasonal.

IF OUR SOCIAL NETWORKING SITE DOES NOT BECOME MORE WIDELY ACCEPTED AS A MEDIUM FOR INTERACTIVE MARKETING, OUR ABILITY TO GENERATE INTERACTIVE MARKETING REVENUE COULD BE NEGATIVELY-AFFECTED.

Our growth in interactive marketing revenues, to a certain extent, will also depend on our ability to increase the advertising space on our network. If we fail to increase our interactive marketing space at a sufficient rate, our growth in interactive marketing revenues could be hampered. Further, the increasing usage of interactive marketing blocking software may result in a decrease of our interactive marketing revenues as the advertisers and marketers may choose not to advertise on our social commerce network if such blocking software is widely used.

THE MARKETS FOR ONLINE NETWORKS ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED INDUSTRY COMPETITORS, SOME OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN WE DO OR CURRENTLY ENJOY A SUPERIOR MARKET POSITION TO US.

There is significant competition among online networking providers. Many compete against us. We may be unable to generate any substantial revenues from our social commerce network in this competitive environment. Any of our present or future competitors may offer online social networking services which provide significant technology, performance, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours.

The market for Internet services is competitive and rapidly changing. Barriers to entry are relatively low, and current and new competitors can launch new websites or services at a relatively low cost. We also face competition from providers of software and other Internet products and services that incorporate online social networking into their offerings. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay Inc., Google Inc. and America Online Inc., currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of users. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers.

Many of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards. Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based marketing and advertising services.

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions if completed could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retaining employees from the businesses we acquire.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

WE MAY NOT BE ABLE TO MANAGE OUR EXPANDING OPERATIONS EFFECTIVELY, WHICH COULD HARM OUR BUSINESS.

We anticipate continuous expansion in our business in our member base and in market opportunities. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other websites, Internet and other online service providers, technology providers and other third parties necessary to our business. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

IF WE FAIL TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES, OUR COMPETITIVE POSITION AND ABILITY TO GENERATE REVENUES COULD BE HARMED.

We are developing new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected.

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES OF THE INTERNET INDUSTRY, OUR BUSINESS MAY SUFFER.

The Internet industry is experiencing rapid technological changes. With the advent of Web 2.0, the interests and preferences of Internet users is shifting to user-generated content, such as blogs. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

OUR SUCCESS DEPENDS ON RETAINING OUR CURRENT KEY PERSONNEL AND ATTRACTING ADDITIONAL KEY PERSONNEL.

The Company is dependent on the services of key personnel, including our senior management: our President and Chief Executive Officer, Stephen J. Bartkiw, our Chairman, Mr. Gary J. Schultheis, our Senior Vice President of Marketing, Mark J. Minkin, our Senior Vice President–Corporate Development, Herbert Tabin, and our Chief Financial Officer, Mr. Marc A. Saitta. In addition, our success depends on our continuing ability to attract, hire, train and retain highly skilled executive, managerial, technical, financial, sales, marketing and customer support personnel, particularly in the areas of content development, product development, website design, legal, and sales and marketing.

IF WE ARE UNABLE TO PROTECT OUR DOMAIN NAMES, TRADEMARKS AND OTHER PROPRIETARY RIGHTS, OUR REPUTATION AND BRAND COULD BE IMPAIRED, AND WE COULD LOSE CUSTOMERS.

We regard our domain names, copyrights, trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property. We have applied for registration of the mark “VOIS” as a trademark of the Company. Completion of our application for this trademark may not be successful. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks, service marks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

CHANGES IN GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR INCREASE THE COST OF DOING BUSINESS.

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, defamation, taxation and personal privacy are applicable to the Internet. The application of existing laws, the adoption of new laws and regulations in the future, or increased regulatory scrutiny with respect to issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace.

The CAN-SPAM Act of 2003, a federal law that impacts the way certain commercial E-mails are sent over the Internet, took effect January 1, 2004 and preempted most state commercial E-mail laws. Penalties for failure to comply with the CAN-SPAM Act include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could reduce our revenues.

The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. Governmental or regulatory bodies may make a different judgment about the adequacy of the support for the marketing claims we may make. We could be subject to regulatory proceedings for future marketing campaigns, and we could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

Network neutrality is the principle that Internet users should be in control of what content they view and what applications they use on the Internet. The Internet has operated according to this neutrality principle since its earliest days. Net neutrality is now being actively being considered by the U.S. Congress. Our proposed business operations could be materially impacted by legislation that does not safeguard net neutrality as it has been in effect, and our costs of operation could increase substantially in an environment where net neutrality was not required to be observed by telecommunications carriers in their pricing.

In our business activities as a social commerce network, the Internal Revenue Service may take the position that we are a “broker” and required to report users’ sales to the IRS, if a certain sales volume is surpassed. A requirement such as this could have adversely affect the growth of e-commerce in our network and have an adverse impact on our members and on our business.

FROM TIME TO TIME, CONCERNS MAY BE EXPRESSED ABOUT WHETHER OUR PRODUCTS AND SERVICES COMPROMISE THE PRIVACY OF USERS AND OTHERS.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services in those jurisdictions, which could harm our business.

AS OUR WEBSITE(S) GROW IN POPULARITY, WE COULD BE SUBJECTED TO CLAIMS AND INCUR COMPLIANCE COSTS RELATED TO IMPROPER CONDUCT BY USERS.

We plan to operate websites that facilitate social interaction among users, which can facilitate unlawful behavior by these users. The terms of use of our websites prohibit a broad range of unlawful or undesirable conduct. Nevertheless, although we have a variety of measures in place to enforce these terms of use, the nature of online social interaction poses enforcement challenges. We are unable to block access in all instances to users who are determined to gain access to our sites for improper motives. Although we do not believe that current law subjects the Company to liability for the activities of such users, this area of law is unsettled. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users. Investigating and defending any of these types of claims could be expensive, even to the extent that the claims do not ultimately result in liability.

We could experience periodic blockages of the delivery of our E-mails, which would limit the effectiveness of E-mail marketing. If Internet service providers materially limit or block the delivery of our E-mails, or if our technology fails to be compatible with these Internet service providers’ E-mail technologies, then our planned business could be materially and adversely affected.

WE MAY IN THE FUTURE HAVE TO RESORT TO LITIGATION TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken (and/or will take in the future) will prevent misappropriations of our intellectual property rights (e.g., technology, trademarks, copyrights and patents), particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

WE MAY IN THE FUTURE BE SUBJECT TO INTELLECTUAL PROPERTY (e.g., PATENTS, COPYRIGHTS, TRADEMARKS AND TRADE SECRETS) RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, AND COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows.

Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert resources and attention.

In addition, third parties may initiate litigation against us alleging infringement of their intellectual property rights. With respect to any intellectual property rights claim, we may have to pay damages or discontinue the practices found to be in violation of a third party’s rights. We may have to seek a license to continue such practices, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. If we cannot obtain a license to continue such practices or develop alternative technology or practices for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand, operating results or could otherwise harm our business.

THE LISTING OR SALE BY OUR USERS OF PIRATED OR COUNTERFEIT ITEMS MAY HARM OUR BUSINESS.

We anticipate receiving in the future, communications alleging that certain items displayed, listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we will seek to work actively with the owners of intellectual property rights to eliminate listings displaying or offering infringing items on our websites, some rights owners may express the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their rights against online companies. In addition, a public perception that counterfeit or pirated items are commonplace on our site could damage our reputation and our business. Litigation and negative publicity could increase as our site gains prominence. Such litigation could be costly for us, could result in damage awards or increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

OUR BUSINESS AND USERS MAY BE SUBJECT TO SALES TAX AND OTHER TAXES.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. The application of existing, new, or future laws could have adverse effects on our business. Several proposals have been made at the U.S. federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is scheduled to expire in November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

We do not intend to collect taxes on the goods or services sold by users of our services. The U.S. federal and/or state government(s) and/or foreign country government(s) may seek to impose a tax collection or reporting or record-keeping obligation on companies such as ourselves that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance or if VOIS were ever deemed to be the legal agent of VOIS user-sellers by a jurisdiction in which VOIS operates or if VOIS were ever deemed to be a broker and obliged to collect Tax Identification numbers and report sales. Imposition of a record keeping or tax collecting requirement would harm our business.

WE MAY BE SUBJECT TO GENERAL LITIGATION AND REGULATORY DISPUTES.

We may be involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries could increase as our business expands and our company grows larger. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

WE HAVE INCURRED AND WILL CONTINUE TO INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not incur as a private company. We will continue to incur costs associated with our public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, as well as rules implemented by the Securities and Exchange Commission and The Nasdaq National Market. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS’ VOTING POWER MAY BE LIMITED.

Our executive officers, directors and their affiliates beneficially own or control approximately 90% of our Common Stock. As a result, if those stockholders act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests. See our discussion under the caption in Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about ownership of our outstanding shares.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD DISCOURAGE A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•

Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of the Company.

•

Our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY AND MAY CONTINUE TO BE VOLATILE REGARDLESS OF OUR OPERATING PERFORMANCE.

The trading price of our Common Stock has in the past been volatile and will likely continue to be volatile. The trading price of our Common Stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Common Stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our Common Stock.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom would have been granted stock options.

EMPLOYEES

The Company currently has seven employees.

REPORTS TO SECURITY HOLDERS

VOIS is a reporting company under the Securities Exchange Act of 1934 and files reports with the Security and Exchange Commission (SEC). The company files Form 10-QSB quarterly reports, Form 10-KSB Annual Reports, and Current Reports on Form 8-K as required.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

On June 1, 2004, we entered into a one year lease agreement with Warrantech Corporation, for an office at 350 Bedford Street, Suite 203, Stamford, Connecticut 06901. The terms of the agreement were for the use of the office for $350.00 per month. This lease was terminated December 31, 2006.

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The Company can terminate the lease agreement on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at the Company’s option, with a base rental increase to $3,900 per month. Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay the Landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our board of directors on September 11, 2006, approved the amendment to our Certificate of Incorporation to effect a 1 for 75 reverse stock split of our outstanding common stock. Shareholder approval for the amendment to our Articles of Incorporation was obtained by written consent on September 14, 2006, from shareholders holding a majority of the issued and outstanding shares. The Amendment to our Certificate of Incorporation was effective in the OTC Bulletin Board market on November 2, 2006.

Shareholders holding 1,093,333 shares of our common stock, or 71.3%, of the 1,533,306 shares of the issued and outstanding common stock approved the proposal to amend the Articles of Incorporation. The following is the result of stockholder action on the proposals to increase the number of authorized shares of common stock and to authorize a new class of preferred stock:

Proposal	Shares in Favor	Abstentions/ Shares Against	Broker Nonvotes
1 for 75 reverse split of our outstanding shares of common stock	1,093,333	—	—

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

The Company’s common stock (“VOIS.OB”) and the Company’s warrants (“VOISW.OB”) are thinly traded.

We have outstanding 4,302,000 warrants, that trade on the OTC Bulletin Board. The warrants are exercisable at any time until December 31, 2009. Following the effectiveness of the 1 for 75 reverse split of the common stock, and our lowering the exercise and redemption prices for the warrants in January 2007, these warrants entitle the holders to purchase a total of approximately 57,360 shares of common stock at an exercise price of $18.75 per share. If the common stock trades for at least five consecutive trading days at a price of $22.50 or more, we have the right to call the warrants at a price of $.75 per warrant share unless an investor chose to exercise his or her warrants at that time.

The quotations below for the common stock and warrants are up until March 15, 2007, and are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

The following tables set forth the range of high and low bid prices of the Company’s common stock and the range of high and low bid prices or trade prices of the Company’s warrants, as applicable, in each case from January 1, 2005 through December 31, 2006 and for the first quarter of 2007. Both the Company’s common stock and the Company’s warrants were quoted on the Over-The-Counter Bulletin Board.

PRICE RANGE OF COMMON STOCK

	Q1		Q2		Q3		Q4
	H	L	H	L	H	L	H	L
2005:	$4.50	$3.75	$3.75	$3.75	—	—	$0.90	$0.38
2006:	$$4.50	$0.45	$2.625	$1.35	$2.625	$1.425	$7.55	$2.25
2007:	$22.00	$7.35	—	—	—	—	—	—

PRICE RANGE OF WARRANTS

	Q1		Q2		Q3		Q4
	H	L	H	L	H	L	H	L
2005:	$0.05	$0.03	$0.01	$0.01	$0.06	$0.02	$0.06	$0.0012
2006:	$0.107	$0.003	$0.014	$0.012	$0.250	$0.009	$0.145	$0.015
2007:	$0.240	$0.040	—	—	—	—	—	—

HOLDERS

As of March 15, 2007, there were approximately 71 holders of record of the Company’s common stock and approximately 23 holders of record of the Company’s warrants.

DIVIDENDS

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

This table sets forth our sales of unregistered securities in the last three fiscal years that were not reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-QSB:

Date	Title and Amount	Principal Purchaser	Total Offering Price/
			Underwriter	Underwriting Discounts

January 2004	$100,000 principal amount of 15% Promissory Notes due in 60 days	Four Private Investors	NA	$100,000/NA

February – June, 2004	550,000 shares of common stock at a price of $.10 per share*	Two Private Investors	NA	$55,000/NA

July 15, 2004	$25,000 principal amount 20% Note due October 15, 2004	Private Investor	NA	$25,000/NA

November 29, 2004	$50,000 principal amount 20% Note due December 31, 2005	Private Investor	NA	$50,000/NA

March – May, 2005	$65,000 principal amount of 20% 90 day notes with stock purchase rights	Six private investors	NA	$65,000/NA

*	These notes and shares were issued pursuant to private offering exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act), and Rule 506 promulgated thereunder, to a limited number of investors and were issued as restricted securities as defined in the rules and regulations under the Securities Act.

OUTSTANDING OPTIONS, WARRANTS AND RIGHTS

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as at December 31, 2006.

( a )	( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	26,667	$2.68	530,000
Equity compensation plans not approved by security holders	—	—	—

DESCRIPTION OF OUR COMMON STOCK

There are currently 5,447,951 shares of our Common Stock issued and outstanding. Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders. The shares of common stock do not have cumulative voting rights, which means that holders of more than 50% of the shares of common stock voting for the election of directors can elect all the directors.

The holders of Common Stock are entitled to receive pro-rata such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for the payment of dividends. However, we presently intend to reinvest any earnings instead of paying cash dividends to holders of Common Stock. In the event of our liquidation, dissolution, or winding up, the holders of Common Stock are entitled to share pro-rata in all assets remaining after payment of liabilities. Shares of common stock have no preemptive, conversion, or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock.

DESCRIPTION OF WARRANTS

We have outstanding warrants to purchase approximately 57,360 shares of common stock. The warrants give the holders thereof the right to purchase shares of our common stock at a price of $18.75 per share and are exercisable at any time on or before December 31, 2009. If the common stock trades for at least five consecutive trading days at a price of $22.50 or more, we will have the right to call the warrants at a price of $.75 per warrant share, unless an investor chooses to exercise his or her warrants at that time.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OPERATION PLAN OF OPERATION

BACKGROUND

VOIS is a development stage company that was incorporated in the State of Delaware on May 19, 2000. We changed our name from Medstrong International Corporation to VOIS Inc. on March 30, 2007. The Company an authorized capital of 1,000,000,000 shares of common stock with a par value of $.001. At March 15, 2007, 5,447,951 shares of common stock were issued and outstanding.

A reverse stock split of our common stock occurred effective for trading purposes as of the opening of business on November 2, 2006. Pursuant to this reverse stock split, each seventy-five (75) shares of common stock of issued and outstanding as of the date following the reverse stock split were converted into one (1) share of VOIS common stock. The reverse stock split did not affect the number of our 4,302,000 outstanding warrants, which prior to the reverse split entitled the holder of each warrant to purchase shares of the Company’s common stock at a purchase price of $.40 per share. However, following the effectiveness of the reverse split, the aggregate exercise price of each warrant remained the same, but the number of shares subject to each warrant was reduced by a factor of 75. Following effectiveness of the reverse split of the common stock, these warrants entitled the holders to purchase a total of approximately 57,360 shares of common stock at an exercise price of $30.00 per share. If the common stock traded for at least five consecutive trading days at a price of $112.50 or more, we had the right to call the warrants at a price of $.75 per warrant share unless an investor chose to exercise his or her warrants at that time. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $30.00 to $18.75. In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price which we have the right to call the warrants from $112.50 to $22.50, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $.75 per warrant share of common stock would remain the same.

Additionally, there are 4,302,000 warrants to purchase one unit, consisting of one share of the Company’s common stock and one warrant to purchase the Company’s common stock for a purchase price, prior to the reverse split, of $.40 per share (effective when the post-effective amendment to the related registration statement is filed), at a purchase price, prior to the reverse split, of $.40 per unit (effective upon the same event), presently outstanding and held by the placement agent of the Company’s original initial public offering. The terms of these warrants and units have been adjusted following the reverse split to provide the same terms as were applicable to the publicly traded warrants effective January 12, 2007.

Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols VOIS.OB and VOISW.OB, respectively. In addition, the Company has an authorized class of 10,000,000 shares of preferred stock, each with a par value of $.001 per share, no shares of which have been issued.

2006

As at December 31, 2006, we had incurred losses since inception of $3,744,463.

PLAN OF OPERATION

Commencing in the first quarter of 2007, the Company has been developing a new line of business in connection with an Internet social commerce networking site, has incurred expenses developing this site, has brought in experienced senior management and has purchased certain assets in furtherance of this line of business.

In January 2007, we elected Stephen Bartkiw, former Chief Executive Officer of AOL Canada, as our President and Chief Executive Officer and a director and Mark J. Minkin, former Vice President/Managing Director, New Market Development for AOL International, as our Senior Vice President of Marketing and a director. In February 2007, we elected Marc Saitta, former Chief Financial Officer of AOL Canada, as our Chief Financial Officer, and we acquired certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Mr. Schultheis and Mr. Tabin.

Vois management intends to raise capital to fund continuing operations through a secondary offering, private placement or other appropriate financing vehicle. It is anticipated that such financing would be initiated by the close of the third quarter of 2007. In the absence of additional capital to support our business plan, it is unlikely that the company would have adequate funding to continue operations beyond December 31, 2007. Management is not yet able to determine the level of funding that may be available to the company.

Additional funding from financing efforts will be utilized to support the build-out of various functional operating groups, to include staffing and operating expenses. Management intends to accelerate the development of these teams in order to support the anticipated growth in our membership, subsequent to the release of the Vois.com website. It is expected that such an effort could span three to six months.

It should also be noted that management intends to retire the existing noteholder debt of $565,000 should adequate financing provide for such flexibility.

We intend for functional areas of investment to include but not be limited to the following key areas:

•

Product Development, which area is intended to be responsible for defining the overall direction of the product based upon input from senior management in all disciplines within the Company along with market research data that may include focus groups. We expect to develop a product requirements document that would include creative specifications with web-site navigation and overall look and feel. In addition, such document would define functional components of the site and the corresponding actions as well as definition of the user-interface, including page layout and graphics for each web page. We also expect to develop a technical requirements document that would include specifications related to each functional component and action. This document would also outline the overall database scheme.

•

Application Development, which area is intended to be responsible for developing and implementing a software configuration management strategy. This would include creation of application source code for each component according to the design specifications. This would further include the development and execution of a test plan to validate all feature/functionality. Upon completion of testing, the finalized code would be moved into a production environment. Application development would then be undertaken in-house or by third party development teams.

•

Technology Infrastructure, which area is intended to be responsible for defining the software development languages and third party applications to be utilized. In addition, the database technology to be utilized would be defined, and the hardware and network architecture for the staging and production environment would be designed and implemented. A critical element of the technology infrastructure plan would be to develop an overall security plan for the product. It is anticipated that the technology infrastructure will be outsourced to a leading third party provider.

•

Marketing, which area is intended to be responsible for various initiatives including: product marketing, partner or cooperative marketing, member acquisition, member retention, branding, public relations and advertising in both online and offline formats. We expect to develop and implement detailed plans for each initiative that will support the overall objectives of the business plan.

•

Business Development, which area is intended to be responsible for assisting to build the company and creating shareholder value through: growing revenue and membership, creating new businesses and revenue streams, constantly challenging and changing traditional business initiatives to stay ahead of the evolving industry and embracing competitor partnering while preempting competitor strikes. The four key areas of business development for the company are: technology, content, advertising and marketing.

•	Corporate Development, which area is intended to be responsible for identifying, negotiating and implementing new business opportunities, strategic initiatives and potential acquisitions. Our goal is to develop strategic partnerships, establish new business ventures and conduct mergers and acquisitions that would increase shareholder value.

•

Administration, which area is intended to be responsible for all Company support areas such as finance and accounting, business support technology, legal, human resources and other applicable support functions.

OFFERINGS

The numbers of shares of common stock and prices referred to in the discussion of our debt and stock private offerings below have been adjusted to reflect the 1 for 75 reverse split of our common stock, effective November 2, 2006, with adjustments for the price per share, the total consideration paid for the shares remaining the same.

DEBT PRIVATE OFFERING

During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal to be payable at the maturity date and interest to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. A note holder converted one of his notes for $25,000 into 1,334 shares of the Company’s common stock. No principal payments have been made on these notes.

In March 2003, the Company issued a $25,000, 20% interest bearing 90-day note payable to a member of the Company’s Medical Advisory Board. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, all of the above note holders, other than one, have agreed to restructure their Promissory Notes in exchange for purchase rights to acquire an aggregate of 6,000 shares of the Company’s common stock for $0.75 per share. The fair value of the purchase rights as determined by the variance of the average of the bid and ask price of the Company’s publicly traded common stock on the date of the restructure of $85,500 is being charged to operations over the term of the restructure agreement. Amortization of deferred financing costs of $16,694 and $50,082 were charged to operations during the three and nine months ended September 30, 2004. The note holders agreed to waive payment of unpaid interest, extend the term on the notes for one year to December 31, 2004 and make the notes interest free during the one-year term. Should the principal not be paid in full at December 31, 2004, the original loan terms and interest will apply going forward until the notes are paid in full. One note holder, who had previously extended the original notes due dates to March 17, 2004, did not execute a restructuring agreement. The three notes aggregating $50,000 are in default as to principal and interest.

On November 29, 2004, we borrowed $50,000 from a private investor. The loan bears interest at the rate of 20% per annum, was due December 31, 2005 and is now in default.

Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2006, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations for the year ended December 31, 2006 of $108,000, an additional $43,133 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the year ended December 31, 2006, these note holders were issued rights to acquire 10,404 common shares for an aggregate of $3,902. During 2006, two note holders exercised their rights and purchased 1,467 common shares for $550.

STOCK PRIVATE OFFERINGS

The Company undertook a best efforts private offering (the “Offering”) of its shares of common stock, $0.001 par value (the “Shares”), which commenced on or about March 21, 2003. The Offering was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for offerings made to a private group of investors without any public solicitation. The Shares offered were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Persons who acquired Shares in the Offering were accredited investors, i.e. met certain standards of high income or high net worth, and agreed to acquire the Shares for investment only and not with a view to resale. A maximum of 266,667 Shares were offered. The price at which the Shares were sold in the Offering was $18.75 per Share. Upon expiration of the offering at June 30, 2003, 5,467 shares were sold for gross proceeds of $102,500. Commissions paid to the placement agent were $10,250.

In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, one individual purchased 6,667 common shares for $50,000 and one individual subscribed for 667 shares for $5,000.

On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years’ future royalty payments equal to 100% of all receipts from four (4) of the Company’s customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company’s issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 1,334 shares of common stock.

In January 2004 we borrowed an additional $100,000 by issuing 4 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company’s Warrants from $56.24 to $30.00 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The changes to the terms of the warrants will not become effective unless and until the post-effective amendment to the Registration Statement covering the Warrants is declared effective by the SEC.

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

On November 27, 2006, we completed a private placement of 2,600,000 shares of common stock at a price of $.10 per share, with net proceeds of $260,000 to the Company.

Liquidity and Financial Resources

As of March 15, 2007, the Company had $227,510 of cash on hand. Through December 31, 2006, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,744,463 and has working capital and stockholders’ deficiencies of $703,092 at December 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2006 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

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

On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. This arrangement was terminated effective December 31, 2006. The Company’s former Chairman and its former Interim CEO are officers of Warrantech Corporation.

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease provides for a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month. Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay Landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Item 7.	Financial Statements

VOIS Inc.

(A Development Stage Company)

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders

of VOIS Inc.

We have audited the accompanying balance sheets of VOIS Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (capital deficiency) and cash flows for the years ended December 31, 2006 and 2005 and for the period from May 19, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS Inc. (A Development Stage Company) at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from May 19, 2000 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders’ capital deficiencies of $703,092 and $966,825, respectively, at December 31, 2006 and 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

March 30, 2007

VOIS Inc.

(A Development Stage Company)

BALANCE SHEET

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$272,710	$553
Loans Receivable - Related Parties	38,500	—

Total current assets	311,210	553

Total assets	$311,210	$553

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Notes payable	$565,000	$565,000
Accounts payable and accrued expenses	449,302	402,378

Total current liabilities	1,014,302	967,378

Stockholders’ Equity (Capital Deficiency):
Preferred stock - $.001 par value
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2006 and 0 shares at December 31, 2005
Common stock - $.001 par value
Authorized - 1,000,000,000,000 shares
Issued and outstanding - 5,440,952 shares at December 31, 2006 and 439,441 shares at December 31, 2005	441,039	439
Additional paid-in capital	2,600,332	2,552,005
Deficit accumulated in the development stage	(3,744,463)	(3,519,269)

Total stockholders’ equity (capital deficiency)	(703,092)	(966,825)

Total Liabilities and Stockholder’s Equity (Capital Deficiency)	$311,210	$553

See Independent Auditors Report and Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Cumulative For the Period From May 19, 2000 (Inception) to December 31, 2006
Continuing Operations:
Revenues	$—	$22	$1,706

Costs and expenses:
Selling, general and administrative	120,388	103,152	230,900
Loss on investment in A. D. Pharma	—	—	125,000
Interest expense	148,697	157,026	329,875

Total costs and expenses	269,085	260,178	685,775

Income/(Loss) from continuing operations	(269,085)	(260,156)	(684,069)

Discontinued operations:
Revenues:
Sales	—	—	445,466
Sale of license	—	—	280,557
Royalties	—	—	10,404

Total revenues	—	—	736,427

Cost and Expenses:
Cost of sales	—	—	430
Selling, general and administrative	(43,891)	(1,121)	3,636,683
Interest income	—	—	(6,483)
Financing income	—	—	339,216
Interest expense	—	—	115,591

Total cost and expenses	(43,891)	(1,121)	4,085,437

Income/(Loss) from discontinued operations	43,891	1,121	(3,349,010)

Extraordinary gain - forgiveness of debt	—	—	288,616

Net (loss)	($225,194)	($259,035)	($3,744,463)

Per share data - basic and diluted:
(Loss) from continuing operations	(0.18)	(0.59)
Income/(Loss) from discontinued operations	0.03	0.00
Extraordinary gain	0.00	0.00

Net (loss)	($0.15)	($0.59)

Weighted average shares outstanding - basic and diluted	1,469,007	438,758

See Independent Auditors Report and Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated in the Development Stage	Stock Subscriptions Receivable	Total Stockholders’ Equity (Capital Deficiency)
	Shares	Value
Common Stock issued to and subscribed to by founders	26,000,000	$26,000	$—	$—	$(26,000)	$—
Fair value of purchase rights issued in private placement			14,700			14,700
Net loss	—	—	—	(79,157)	—	(79,157)

Balance at December 31, 2000	26,000,000	26,000	14,700	(79,157)	(26,000)	(64,457)
Payments of stock subscriptions	—	—	—	—	26,000	26,000
Exercise of stock rights by note holders	365,000	365	3,285	—	—	3,650
Common stock issued to medical advisory board	200,000	200	—	—	—	200
Common stock sold in connection with public offering	4,302,000	4,302	2,146,698	—		2,151,000
Costs and fees associated with issuance of common stock	—	—	(537,491)	—	—	(537,491)
Fair market value of purchase rights to be issued in private placement	—	—	251,288	—	—	251,288
Net loss	—	—	—	(1,151,807)	—	(1,151,807)

Balance at December 31, 2001	30,867,000	30,867	1,878,480	(1,230,964)		678,383
Exercise of stock rights by note holders	115,000	115	1,035	—	—	1,150
Common stock issued for services rendered	176,000	176	108,174	—	—	108,350
Net loss	—	—	—	(1,147,650)	—	(1,147,650)

Balance at December 31, 2002	31,158,000	31,158	1,987,689	(2,378,614)	—	(359,767)
Sale of common stock	410,043	410	91,777			92,187
Exercise of stock option	120,000	120	29,880			30,000
Conversion of note payable into common stock	100,000	100	24,900			25,000
Issuance of common stock for services rendered	110,000	110	23,640			23,750
Compensatory element of stock option grants			211,650			211,650
Compensatory element of stock purchase rights			85,500			85,500
Net loss	—	—	—	(883,983)	—	(883,983)

Balance at December 31, 2003	31,898,043	31,898	2,455,036	(3,262,597)	—	(775,663)
Exercise of stock option	350,000	350	—	—		350
Sale of common stock	550,000	550	54,450	—		55,000
Common stock issued for payment of royalties	100,000	100	4,900	—		5,000
Net income	—	—	—	2,363	—	2,363

Balance at December 31, 2004	32,898,043	32,898	2,514,386	(3,260,234)	—	(712,950)
Compensatory element of stock rights grants	—	—	4,860	—	—	4,860
Exercise of stock purchase rights	60,000	60	240	—	—	300
Net loss	—	—	—	(259,035)	—	(259,035)

Balance at December 31, 2005	32,958,043	32,958	2,519,486	(3,519,269)	—	(966,825)
Reflection of November 2, 2006 reverse split	(32,518,602)	(32,519)	32,519	—	—	—

Adjusted balance at December 31, 2005	439,441	439	2,552,005	(3,519,269)	—	(966,825)
Sale of common stock	5,000,044	440,600	—			440,600
Exercise of stock option	—	—	—			—
Conversion of note payable into common stock	1,467	—	—			—
Issuance of common stock for services rendered	—	—	—			—
Compensatory element of stock option grants			24,766			24,766
Compensatory element of stock purchase rights			23,561			23,561
Net loss	—	—	—	(225,194)	—	(225,194)

Balance at December 31, 2006	5,440,952	$441,039	$2,600,332	$(3,744,463)	$—	$(703,092)

See Independent Auditors Report and Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Cumulative From May 19, 2000 (Inception) to December 31, 2006
Cash flows from operating activities:
Net Loss	$(225,194)	$(259,035)	$(3,744,463)
Income (Loss) from discontinued operations:	43,891	1,121	(3,060,394)

Net Loss from continuing operations	(269,085)	(260,156)	(684,069)

Other adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred rent	—	1,121	1,121
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Pharma	—	—	125,000
Compensatory element of Stock Options	62,750	—	62,750
Compensatory element of Stock Rights Grants	(37,984)	—	(37,984)
Fair Value of Purchase Rights Issued to Noteholders	23,561	—	23,561
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Loans Receivable - Related Parties	(38,500)	—	(38,500)
Accounts payable, accrued expenses and other	127,862	181,078	311,399

Total adjustments	137,689	182,199	464,040

Net cash provided by (used in) operating activities from continuing operations	(131,396)	(77,957)	(220,029)

Net cash flows from investing activities:
Investment in A. D. Pharma	—	—	(125,000)
Purchases of property assets	—	—	(74,899)

Net Cash provided by (used in) investing activities	—	—	(199,899)

Net cash flows from financing activities:
Proceeds from notes payable	—	65,000	929,519
Payments of notes payable	—	—	(388,769)
Net proceeds from issuance of common stock	440,600	300	2,606,787
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Payments of financing costs	—	—	(56,200)
Offering costs and fees	—	—	(326,980)

Net cash provided by (used in) financing activities	440,600	65,300	2,781,876

Net increase (decrease) in cash and cash equivalents	309,204	(12,657)	2,361,948

Cash provided by discontinued operations
Cash provided by (used in) discontinued operations	(37,047)	(895)	(2,377,854)

Extraordinary gain - forgiveness of debt	—	—	288,616

Cash and cash equivalents at beginning of period	553	14,105	—

Cash and cash equivalents at end of period	$272,710	$553	$272,710

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$32,311

Schedule of Noncash Operating, Investing and Financing Activities:
Common stock issued for services rendered	$—	$—	$108,350

Common stock issued for accrued interest			$5,000

Note payable converted to common stock	$—	$—	$25,000

Royalty obligation converted to note payable			$50,000

Deferred financing and offering costs	$—	$—	$249,689

Fair value of purchase rights issued to noteholders	$23,561	$—	$289,559

Compensatory element of stock option	$24,766	$4,860	$29,626

Equipment financed	$—	$—	$34,120

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 - PLAN OF ORGANIZATION.

(a)	Organization and Presentation of Financial Statements:

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation and on March 9, 2001 the company name was changed to MedStrong International Corporation. Finally, on March 30, 2007, the Company’s name was changed to VOIS Incorporated. Through December 31, 2006, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $3,782,447 and has stockholders’ deficiencies of $703,092, at December 31, 2006. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2007, we elected Stephen Bartkiw, former Chief Executive Officer of AOL Canada, as our President and Chief Executive Officer and a director and Mark J. Minkin, former Vice President/Managing Director, New Market Development for AOL International, as our Senior Vice President of Marketing and a director. In February 2007, we elected Marc Saitta, former Chief Financial Officer of AOL Canada, as our Chief Financial Officer, and we acquired certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Mr. Schultheis and Mr. Tabin.

(b)	Principal Business Activity:

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our directors and officers, Mr. Schultheis and Mr. Tabin. We purchased fixed assets in the form of furniture, fixtures and equipment as well as intangible assets comprised of several web site domain names (URLs), including vois.com and all website and software development and applicable contracts relating thereto. We have filed for U.S. registered trademark for the mark “VOIS”. The acquisition of such assets is congruent with our current business direction and intentions to debut an online social commerce networking community with the adoption of a Web 2.0 business platform and recent appointment of former AOL Canada Chief Executive Officer/founder Mr. Stephen J. Bartkiw as our President and Chief Executive Officer.

Commencing in the first quarter of 2007, the Company has been developing a new line of business in connection with an Internet social commerce networking site, has incurred expenses developing this site, has brought in senior experienced management and has purchased certain assets in furtherance of this line of business.

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

(a)	Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Revenue Recognition:

Through December 31, 2006, the Company had minimal revenues and was in the development stage. The Company recognized revenues in both its continuing and discontinued operations in accordance with accounting principles generally accepted in the United States of America. Royalties from continuing operations are recognized when earned. The discontinued operation’s membership fees were earned on a pro-rata basis throughout the life of the membership.

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

The Company adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes” at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

(g)	Earnings Per Share:

The Company adopted Statement of Financial Accounting Standards No. 128, “Earning Per Share”. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

(h)	Advertising Costs:

The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

Accounts payable and accrued expenses are comprised of the following:

	December 31, 2006		December 31, 2005
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Professional fees	$30,803	$—	$38,359	$40,224
Consulting fees	—	—	3,500	8,258
Advertising	—	—	—	13,369
Interest - related parties	323,702	—	187,025	11,823
Salary and Payroll Taxes	—	40,500	6,523	43,737
Rent	9,280	—	1,050	—
Sundry operating expenses	6,932	38,085	6,348	42,162

	$370,717	$78,585	$242,805	$159,573

The company has completed a review of liability transactions previously recorded to accounts payable and accrued expenses. Our review yielded adjustments (reductions) in those liability accounts, resulting in a positive out of period earnings impact in fiscal year 2006. This adjustment reflects a revision of prior accounting estimates, as well as, the elimination of any outstanding payables for which confirmed satisfaction of liability.

NOTE 4 - NOTES PAYABLE.

During November and December 2002, the Company issued eight promissory notes aggregating $105,000 each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. No principal payments have been made on these notes. One note holder has converted his $25,000 note into 1,333 shares of the Company’s common stock on July 31, 2003. In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 6,000 shares of the Company’s common stock for $0.75 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes’ terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company’s common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $15.00 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2006 and 2005.

On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On January 15, 2004, the Company issued one promissory note in the amount of $25,000 to one individual with interest at 15% per annum payable in one installment 60 days from the due date. On July 15, 2004, the Company issued its 20% interest bearing note for $25,000 payable in 60 days. In November 2004, the brother of the Company’s chairman was issued a 20% interest bearing $50,000 note which is payable in full with accrued interest on November 31, 2005. On November 14, 2004, the Company converted its long-term royalty obligation which a shareholder acquired for $50,000 in 2003 for a 20% interest bearing note payable on December 31, 2005. In connection with the conversion of the royalty obligation to a note, this stockholder was issued 1,333 shares of the Company’s common stock for accrued royalties owed under the long-term obligation. The variance between the fair value of the securities issued of $5,000 was determined by the average of the bid and ask prices of the Company’s common stock on the date of issuance.

Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2006, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the year ended December 31, 2006 of $108,000, an additional $43,133, in penalties was charged to operations.

NOTE 4 - NOTES PAYABLE. (Continued)

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the year ended December 31, 2006, the note holders were issued rights to acquire 10,404 common shares at $0.375 per share. The variance between the fair market value of the common shares underlying the rights issued and the rights’ purchase price of $23,561 was charged to operations as “valuation—notes payable expense” and was determined by the average bid and ask prices of the Company’s common stock on the date the note holders earned the penalty. Unpaid interest and penalties of $323,702 and $187,025 are included in accounts payable and accrued expenses at December 31, 2006 and 2005, respectively. Additionally, all notes are in default at December 31, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS.

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Gary Schultheis, our Chairman, and Herbert Tabin, a director and our Senior Vice President—Corporate Development. Messrs. Schultheis and Tabin did not participate in the discussion concerning or the vote on the approval of the purchase by our Board of Directors. Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,044).

Lease for Corporate Offices

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease was approved by our directors that had no interest in the transaction and the rental based on advice from an unaffiliated commercial real estate broker as appropriate for this type of commercial property. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month.

Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay the landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

NOTE 5 - RELATED PARTY TRANSACTIONS. (Continued)

Loans Receivable – Related Parties

We have billed the following related companies an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place.

Vois Networking, Inc., owned by Mr. Gary J. Schultheis (our Chairman) and Herbert Tabin (our Senior Vice President–Corporate Development and a director) has been billed $20,466.

Trackside Brothers, Inc., owned by Mr. Gary Schultheis (our Chairman), Mr. Stephen J. Bartkiw (a director and our President and Chief Executive Officer) and Mr. Mark J. Minkin (a director, the Company Secretary and our Senior Vice President of Marketing) has been billed $18,034.

Purchases of Common Stock

On May 4 and October 31, 2006, Mountain View Capital Partners, Inc., owned by Gary J. Schultheis (our Chairman), purchased 40,000,000 and 50,000,000, respectively, shares of our common stock, and on July 19, August 21 and October 31, 2006, Silver Lake Capital Partners, Inc., owned by Herbert Tabin (our Senior Vice President–Corporate Development and a director), purchased 2,000,000, 40,000,000 and 48,000,000, respectively, shares of our common stock (share numbers are before the effectiveness of the 1 for 75 reverse split of our common stock effective November 2, 2006).

On November 27, 2006, JAB Interactive LLC, owned by Stephen J. Bartkiw (our President and Chief Executive Officer and a director), purchased 1,200,000 shares of our common stock in a private placement at the private placement price of $.10 per share, and Carrera Capital Management, Inc., owned by Mark J. Minkin (our Senior Vice President of Marketing), purchased 1,200,000 shares of common stock at the $.10 per share placement price. On November 27, 2006, in this placement, Trackside Brothers LLC, which is owned by Mr. Schultheis, Mr. Bartkiw and Mr. Minkin, purchased 100,000 shares of our common stock for $10,000.

NOTE 6 - EMPLOYMENT AGREEMENTS.

On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO’s employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 4,667 shares. The former CFO is owed $26,169 in unpaid salary plus applicable taxes at December 31, 2006.

On January 31, 2007, our Board of Directors approved employment agreements with our principal officers: Gary Schultheis, our Chairman; Stephen J. Bartkiw, our

NOTE 6 - EMPLOYMENT AGREEMENTS. (Continued)

President and Chief Executive Officer; Mark J. Minkin, our Senior Vice President of Marketing; Herbert Tabin, our Senior Vice President of Corporate Development; and Marc Saitta, our Chief Financial Officer.

Each of these employment agreements for the five above-named executives is effective January 8, 2007 and provides for compensation of $149,000 on an annual basis for the executive and for participation in the Company’s stock option plan at a senior executive level, subject to the Board’s final determination. The employment agreements, other than Mr. Saitta’s, provide for deferral of receipt of the annual compensation until, as determined by the Board (a) the Company receives financing from any source and (b) the other senior executives of the Company (who are also deferring their salaries) are paid their accrued compensation.

NOTE 7 - INCOME TAXES.

At December 31, 2006 (the Company’s latest tax year ended), the Company had a net operating loss carry forward amounting to approximately $3,744,463 available to reduce future taxable income expiring through the year 2023 which resulted in a tax asset of approximately $1,274,000 at December 31, 2006. However, in May 2006, the Company received $40,000 from an investor in exchange for 533,333 shares of the Company’s common stock resulting in that investor effectively owning approximately 55% of the Company. Again in July and August 2006, the Company received an aggregate of $42,000 for 560,000 common shares. In accordance with the provisions of IRC SEC 382, these stock transactions result in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the first stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $184,000 in each year through 2024 (the expiration year for the cumulative net operating loss carry forwards at December 31, 2006). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,117,000 in the aggregate through December 31, 2006.

Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended December 31, 2006		For the Year Ended December 31, 2005		Cumulative From May 19, 2000 (Inception) to December 31, 2006
Income (loss) before income taxes	$(225,194)		$(259,035)		$(3,744,463)

Computed tax benefit at statutory rate	(76,566)	(34.0)%	(88,072)	(34.0)%	(1,273,637)	(34.0)%
Change in ownership	157,000	69.7%			157,000
Net operating loss valuation reserve	(80,434)	(35.7)%	88,072	34.0%	1,116,637	29.8%

Total tax benefits	$—		$—		$—

NOTE 8 - CAPITAL STOCK.

(a)	General:

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

(b)	Initial Sale of The Company’s Securities to the Public:

The Company filed its prospectus with the SEC on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 106,667 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $56.25 per share) at $37.50 per unit. The underwriter’s compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 21,333 shares of common stock at $56.25 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 57,360 units issued of the Company’s securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a “units sold” basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 57,360 units.

(c)	Common Stock Issued for Services Rendered:

In February 2002 the Company issued 1,347 common shares for legal and consulting services to two individuals, one of whom is a founding shareholder. The fair value of the services rendered and the common shares as determined by the average of the bid and ask prices of the Company’s common stock on the dates of issuance was $61,100 which was charged to operations.

In June 2002 the Company issued 1,000 shares of its common stock to a consultant for investor relations services rendered. The fair value of the consultant’s services and the fair value of the shares issued, as determined by the average of the bid and ask prices on the date issued, was $47,250 which was charged to operations.

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

On December 31, 2003, the Board of Directors agreed to issue 1,000 shares of the Company’s common stock for services rendered by two vendors. The fair value of the services rendered and the fair value of the securities issued aggregated

NOTE 8 - CAPITAL STOCK. (Continued)

$15,000 which was charged to operations. The fair value of the securities issued for services rendered was determined by the average bid and ask price of the Company’s traded common stock on the date of issuance.

(d)	Common Stock Issued Through Conversion Of Debt:

A member of the Medical Advisory Board converted one of his $25,000 notes into 1,333 shares of the Company’s common stock. The fair value of the shares issued on the date of conversion was the average of the bid and ask of the Company’s publicly traded shares.

A shareholder received 1,333 common shares as payment for royalties owed under a long-term royalty obligation that was converted into a note payable. The fair value of the shares issued of $5,000 was determined by the average of the common stock’s bid and ask prices on the date of issuance.

Commencing in March 2005 through May 2005 the Company issued additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2006, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations for the year ended December 31, 2006 of $108,000, an additional $43,133 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the year ended December 31, 2006, these note holders were issued rights to acquire 10,404 common shares for an aggregate of $3,902. During 2006, two note holders exercised their rights and purchased 1,467 common shares for $550.

(e)	Private Placements:

The Company commenced the sale of up to 266,667 shares of its common stock in May 2003 at $18.75 per share through a private placement. Prior to the offering’s termination on June 30, 2003, the Company sold 5,467 of its common shares for $92,187 (net of placement agent’s fees of $10,325).

In February 2004, the Company commenced an equity private placement to accredited investors. Through December 31, 2004, two individuals purchased common shares for $55,000.

On August 25, 2003, the Company entered into a royalty financing arrangement with a stockholder. The stockholder purchased for $50,000 the next two years’ future royalty payments equal to 100% of all receipts from four (4) of the Company’s customers up to $100,000. As of November 15, 2004, the Company and this stockholder agreed to terminate the royalty financing agreement in consideration of the Company’s issuance to this stockholder of its promissory note due December 31, 2005, in the principal amount of $50,000, and bearing interest at the rate of 20% per annum, and 1,334 shares of common stock.

In January 2004 we borrowed an additional $100,000 by issuing 4 promissory notes bearing interest at a rate of 15% per annum payable monthly in arrears. The notes are due 60 days from the date they were issued. The Company is in default of the terms of these notes as to principal and interest.

NOTE 8 - CAPITAL STOCK. (Continued)

On January 5, 2004, The Board of Directors of the Company unanimously voted to lower the exercise price of the Company’s Warrants from $56.24 to $30.00 and to extend the exercise date, set to expire on December 31, 2004, for an additional five-year period to December 31, 2009. The changes to the terms of the warrants will not become effective unless and until the post-effective amendment to the Registration Statement covering the Warrants is declared effective by the SEC.

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

On November 27, 2006, we completed a private placement of 2,600,000 shares of common stock at a price of $.10 per share, with net proceeds of $260,000 to the Company.

NOTE 8 - CAPITAL STOCK. (Continued)

(f) Stock Options:

The stockholders on August 12, 2003 ratified an increase of 26,667 shares eligible to be issued under the Company’s qualified stock option plan. On April 25, 2003, the Board of Directors approved the issuance of stock options to nine members of the Company’s Medical Advisory Board. The options vest immediately and expire at the end of five years. The exercise price of $18.75 per share for the 9,733 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $152,500 and such amount was charged to operations in 2003. On June 12, 2003, one option for 1,600 common shares was exercised. In September 2003, the Medical Advisory Board was disbanded and the members were provided with 90 days notice to exercise their options in accordance with the plan. None of the remaining options were exercised. Additionally, on April 25, 2003, the Board issued 15,260 options to four of its independent members at terms identical to the Medical Advisory Board Members’ Options. The Company has elected to account for these options under the intrinsic value recognition measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. These directors resigned in April 2006 and the options expired by the terms of the option grants in July 2006. In addition, $37,984 was credited to operations and a reduction in additional paid-in capital was recorded during the three months ended September 30, 2006 as a result of these cancellations.

On November 16, 2004, the Board of Directors approved the hiring of Ms. Folz as the Company’s Interim CEO and granted her an immediately vesting option to acquire 3,333 shares of the Company’s common stock at the lower of the average between the bid and ask of the Company’s common stock on the date of grant or $3.75 per share which was the average of the Company’s common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 3,333 common shares at the fair market value of the shares on the date of grant for each three month period that the Interim CEO acts in that capacity for the Company.

The grants are to be made on the first day of each three month period. Through December 31, 2006, Ms. Folz has been granted options to acquire 26,667 common shares, in aggregate, at prices ranging from $1.50 to $3.75 per share.

The Company recognized $62,750 in compensation expense for the vested portion of employee stock option grants for the year ended December 31, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB 123(R), as amended, to options granted under the stock options issued to the independent Board members. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Option Pricing Model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the stock options used to compute pro-forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

NOTE 8 - CAPITAL STOCK. (Continued)

(f) Stock Options: (Continued)

expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 0 to 10 years.

	Year Ended December 31,
	2006	2005
Net income (loss) as reported	$(225,194)	$(259,035)

Net (loss) pro forma	$(225,194)	$(349,005)

Shares - basic and diluted	1,469,007	438,758

Net Income (loss) per share as reported	$(0.15)	$(0.59)

Net (loss) per share - pro forma	$(0.15)	$(0.80)

Presented below is a summary of the status of the outstanding stock options:

	For the Years Ended December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning	31,867	$1.575 to $18.75	18,533	$18.75
Granted	13,333	$1.50	13,333	$1.575 to $3.75
Expired	(18,533)	$18.75	—	—
Exercised	—	—	—	—

Options outstanding at end	26,667	$1.50 to $3.75	31,867	$1.575 to $18.75

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

Leases:

On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. This arrangement was terminated effective December 31, 2006. The Company’s former Chairman and its former Interim CEO are officers of Warrantech Corporation. Rent has been accrued in the amount of $9,280 to account for unpaid rent since lease inception.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease provides for a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month.

Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay Landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

NOTE 10 – SUBSEQUENT EVENTS.

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Gary Schultheis, our Chairman, and Herbert Tabin, a director and our Senior Vice President–Corporate Development. Messrs. Schultheis and Tabin did not participate in the discussion concerning or the vote on the approval of the purchase by our Board of Directors. Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,601, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,044).

Lease for Corporate Offices

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease was approved by our directors that had no interest in the transaction and the rental based on advice from an unaffiliated commercial real estate broker as appropriate for this type of commercial property. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month.

NOTE 10 – SUBSEQUENT EVENTS. (Continued)

Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay the landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

Changes in Terms of Outstanding Warrants

Following effectiveness of the November 2, 2006, 1 for 75 reverse split of the Company’s common stock, the Company’s outstanding warrants entitled the holders to purchase a total of approximately 57,360 shares of common stock at an exercise price of $30.00 per share. If the common stock traded for at least five consecutive trading days at a price of $112.50 or more, the Company had the right to call the warrants at a price of $.75 per warrant share unless an investor chose to exercise his or her warrants at that time. Effective January 12, 2007, the Company’s Board of Directors approved a reduction in the per share exercise price of the warrants from $30.00 to $18.75. In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price at which the Company has the right to call warrants from $112.50 to $22.50, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $.75 per warrant share of common stock remained the same.

NOTE 11 – QUARTERLY FINANCIAL INFORMATION.

The Company’s quarterly financial data for the year ended December 31, 2006 and 2005 follows below:

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006:
(Loss) from continuing operations	$(43,662)	$(99,792)	$6,598	$(132,229)
Gain (loss) from discontinued operations	—	—	—	43,891
Extraordinary gain	—	—	—	—
Net Income (loss)	$(43,662)	$(99,792)	$6,598	$(88,338)

Income (loss) per share:
(Loss) from continuing operations	$(0.10)	$(0.13)	$0.01	$(0.09)
Gain (loss) from discontinued operations	—	—	—	0.03
Extraordinary gain	—	—	—	—
Net Income (loss)	$(0.10)	$(0.13)	$0.01	$(0.06)

Shares used in computation	439,572	791,719	1,007,216	1,469,007

2005:
(Loss) from continuing operations	$(50,412)	$(64,575)	$(89,154)	$(56,015)
Gain (loss) from discontinued operations	226	895	—	—
Extraordinary gain	—	—	—	—
Net Income (loss)	$(50,186)	$(63,680)	$(89,154)	$(56,015)

Income (loss) per share:
(Loss) from continuing operations	$(0.11)	$(0.15)	$(0.20)	$(0.13)
Gain (loss) from discontinued operations	0.00	0.00	—	—
Extraordinary gain	—	—	—	—
Net Income (loss)	$(0.11)	$(0.15)	$(0.20)	$(0.13)

Shares used in computation	438,641	438,641	438,641	438,758

See accompanying notes to condensed consolidated financial statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Annual Report. These officers have as of the close of the period covered by this Annual Report, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were marginally impacted during the period covered by this annual report. These controls were specifically related to a small group of accounts payable transactions that were processed in error by a 3rd party payment processor during a recent period of transition to new management and a relocation of the companies corporate headquarters. Since their evaluation, some changes were made to the Company’s internal controls or in other factors that could significantly affect these controls.

The Company’s internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company’s independent accountants in connection with their audit work.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

All directors of the Company hold office until the next annual meeting of the Company’s shareholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director and the directors who are not salaried employees of the Company do not receive any compensation for serving as a director.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Stephen J. Bartkiw	44	President, Chief Executive Officer and Director
Gary J. Schultheis	41	Chairman of the Board
Mark J. Minkin	58	Senior Vice President of Marketing, Secretary and Director
Herbert Tabin	39	Senior Vice President–Corporate Development And Director
Marc A. Saitta	45	Chief Financial Officer
Robert M. Cohen	45	Director

STEPHEN J. BARTKIW

Stephen J. Bartkiw was elected as our President and Chief Executive Officer, and as a Director on January 17, 2007. Mr. Bartkiw has been a director since 2001 of Playcentric Corporation, Toronto, Ontario, whose business is online marketing management. From 2000 to the present, Mr. Bartkiw has been President of JAB Interactive, LLC, Delray Beach, Florida, and is a major stockholder of the Company. JAB Interactive, LLC is engaged in interactive services consulting. From 2003 to the present Mr. Bartkiw has been a Managing Member of Trackside Brothers, LLC, Delray Beach, Florida, and is a stockholder of the Company. Trackside Brothers, LLC is involved in commercial real estate investments. From 2001 to 2003, Mr. Bartkiw was a director of CTI Group, Indianapolis, Indiana, a provider of interactive, online billing and communication management solutions. From 1995 to 2001, Mr. Bartkiw was the founder and Chief Executive Officer of AOL Canada Inc., Toronto, Ontario and Dulles, Virginia, a provider of online services.

GARY J. SCHULTHEIS

Gary J. Schultheis was elected a director and as President and Chief Executive Officer of the Company on November 3, 2006. He held these offices until the election of Mr. Bartkiw as President and Chief Executive Officer on January 17, 2007, at which time he was elected Chairman of the Board. Mr. Schultheis is the President of Mountain View Capital Partners, a major stockholder of the Company. From 2003 to the present he has been a Managing Member in Trackside Brothers, LLC, Delray Beach, Florida, and is a stockholder of the Company. Trackside Brothers, LLC is involved in commercial real estate investments. Mr. Schultheis was a co-founder of publicly traded International Internet, Inc./Evolve One, Inc. (now China Direct, Inc.) and served as their President and a Director of the Company from inception February 1998 until January 2004. Mr. Schultheis currently serves as President and CEO of Millennium Holdings Group, Inc., a corporate consulting firm. In February 1999, Mr. Schultheis became Vice President of Interactive Golf Marketing a company that became publicly traded WowStores.com. In August 1999, Mr. Schultheis resigned as Vice President of WowStores.com after its acquisition by Stockfirst.com. From March 1994 to February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions. In February 1996, Wall Street Enterprises / Wall Street Associates was acquired by Millennium Holdings Group, Inc. Currently, Wall Street Enterprises d/b/a Wall Street Associates is a wholly-owned subsidiary of Millennium Holdings Group, Inc. From 1985 to 1992, Mr. Schultheis was employed with Air Express International now Danzas DHL. Mr. Schultheis attended the State University of New York at Farmingdale in 1984.

MARK J. MINKIN

Mark J. Minkin was elected to our Board and as Senior Vice President of Marketing on January 17, 2007. He has been a director since 2001 of Playcentric Corporation, Toronto, Ontario, in the business of online marketing management, and from 2003 to the present has been a Managing Member in Trackside Brothers, LLC, Delray Beach, Florida, and is a stockholder of the Company. Trackside Brothers, LLC is involved in commercial real estate investments. Mr. Minkin was a Senior Vice President with Redgate Communications Corp., Vero Beach, Florida, from 1993 to 1994, when it was acquired by America Online, Inc. (AOL), Vienna, Virgina. From 1995 to 1996, Mr. Minkin was Vice President, Advertising Services for AOL, and from 1996 to 2001 he was Vice President/Managing Director, New Market Development for AOL International, Dulles, Virginia.

HERBERT TABIN

Mr. Herbert Tabin was elected as a director on November 22, 2006, and appointed to the office of Senior Vice President–Corporate Development on January 31, 2007. Mr. Tabin is President of Silver Lake Capital Partners Inc., a private corporation, that is a major stockholder in the Company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc., a private Florida-based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. From 2000 to 2006, Mr. Tabin was the President, CEO and a Director of OnSpan Networking, Inc. From 1998 to January 2004, Mr. Tabin was also a Director and founder of Evolve One, Inc. (now China Direct Inc.). In February 1999, Mr. Tabin became President of Interactive Golf Marketing a company that became WowStores.com. In August 1999, WowStores.com was acquired by StockFirst.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates, a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and New York-based Stock Brokerage firms Stratton Securities, Continental Broker-Dealer and Kensington Wells, Inc. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York at Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus’ largest computer lab, the Tabin Computer Lab.

MARC A. SAITTA

Mr. Marc A. Saitta, was appointed as our Chief Financial Officer on January 31, 2007. From June, 2004 through December, 2006, Mr. Saitta was the Chief Financial Officer of Smithsonian Business Ventures, a subsidiary of the Smithsonian Institute, Washington, D.C. In this position, Mr. Saitta was responsible for all financial, IT and corporate administrative functions of this Smithsonian Institution subsidiary which oversees the multi-divisional, for-profit activities of the Institution. Prior thereto, from 1998 to 2001, Mr. Saitta was the Chief Financial Officer of AOL Canada, and from 2001 through 2003 was the Vice President of Finance and Planning for the Technology Development Division of America Online, Inc. (AOL), Dulles, Virginia, a 2,500 employee software and systems development team. Prior to AOL, from 1985 to 1998, Mr. Saitta was with Ogden Corporation, his final position being the Executive Director of Finance and Administration for Ogden Entertainment Services, a division of Ogden Corporation, where he oversaw the global financial and administrative activities for the group’s worldwide operations. Mr. Saitta received a Bachelor’s Degree in Management from Virginia Tech in 1985.

ROBERT M. COHEN

Mr. Cohen was elected a director of the Company on April 30, 2006, and shortly thereafter was elected as Secretary of the Company. Mr. Cohen served as sole director of the Company until November 3, 2006, when Mr. Schultheis was elected a director. Mr. Cohen is a director and Chief Executive Officer of Marc Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. He is also a director of Warrantech Corporation, a publicly-traded corporation, and a founder and Chairman of the Board of Directors of Home Run USA, Inc., a private chain of indoor batting cages. In 1987, Mr. Cohen founded Robert M. Cohen & Co. Inc., a full-service stock brokerage firm, and served as President from the company’s inception through December 2003. Robert M. Cohen & Co. Inc. was the underwriter for the Company’s initial public offering in 2001 and the placement agent for its stock private placement in 2003.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

We have a corporate code of business conduct and ethics in place that includes a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity. Our Code of Conduct is available upon request at no charge to any shareholder.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
Gary Schultheis, Chairman	2	2
Herbert Tabin, Vice President	1	1
Robert M. Cohen, Director	1

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name	Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeanine Folz	CEO	2005	—	—	—	—	—	—	—	—
Jeanine Folz	CEO	2006	—	—	—	67,250	—	—	—	67,250

EXECUTIVE COMPENSATION NARRATIVE

On January 31, 2007, our Board of Directors approved employment agreements with our principal officers: Gary Schultheis, our Chairman; Stephen J. Bartkiw, our President and Chief Executive Officer; Mark J. Minkin, our Senior Vice President of Marketing; Herbert Tabin, our Senior Vice President of Corporate Development; and Marc Saitta, our Chief Financial Officer.

Each of these employment agreements for the five above-named executives is effective January 8, 2007 and provides for compensation of $149,000 on an annual basis for the executive and for participation in the Company’s stock option plan at a senior executive level, subject to the Board’s final determination. The employment agreements, other than Mr. Saitta’s, provide for deferral of receipt of the annual compensation until, as determined by the Board (a) the Company receives financing from any source and (b) the other senior executives of the Company (who are also deferring their salaries) are paid their accrued compensation.

On November 16, 2004, the Board of Directors appointed Jeanine Folz as interim Chief Executive Officer. The Board approved, as compensation for Ms. Folz, the issuance to Ms. Folz of options to purchase 250,000 shares (pre-reverse split) of the Company’s common stock for each three months that Ms. Folz acted as the Interim Chief Executive Officer. The options vest immediately upon issuance. The term of the options is for ten years from the date of issuance. Following the resignation of Ms. Folz as interim Chief Executive Officer and the election of Mr. Schultheis to our Board of Directors and as President and Chief Executive Officer on November 3, 2006, the directors approved an Amendment to Stock Option Agreements applicable to the aggregate of 2,000,000 options issued to Jeanine Folz over the past two years (following the 1 for 75 reverse split of our common stock, which was effective November 2, 2006, Ms. Foltz holds options to purchase 26,667 shares of common stock). The Amendment to Stock Option Agreements amends her outstanding options to provide that the options expire at the stated expiration dates, and not within 90 days of termination of employment, as originally provided. In addition the Amendment to Stock Option Agreements amended the original stock option agreements to provide that the options are fully assignable by the holder thereof.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information as of the end of the Company’s last fiscal year concerning option and stock awards to the Company’s Named Executives.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Jeanine Folz	3,333	3.75	—	—	11/15/2014	—	—	—	—
Jeanine Folz	3,333	3.75	—	—	2/13/2015	—	—	—	—
Jeanine Folz	3,333	3.75	—	—	5/14/2015	—	—	—	—
Jeanine Folz	3,333	1.58	—	—	8/14/2015	—	—	—	—
Jeanine Folz	3,333	1.50	—	—	11/14/2015	—	—	—	—
Jeanine Folz	3,333	2.25	—	—	2/14/2016	—	—	—	—
Jeanine Folz	3,333	2.63	—	—	5/16/2016	—	—	—	—
Jeanine Folz	3,333	2.25	—	—	8/16/2016	—	—	—	—

DIRECTORS’ COMPENSATION

At this time, we do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

STOCK OPTION PLAN

The purpose of our 2002 Stock Option Plan (the “Plan”) is to enable the Company to attract and retain employees and consultants and provide them with the long-term financial incentives to enhance the Company’s performance. The effective date of the Plan was as of August 9, 2002 and the Plan terminates on August 8, 2012, unless earlier terminated by the Board of Directors of the Company. The maximum number of shares of common stock that are issuable under the Plan, following the 1 for 75 reverse split of our common stock, effective November 2, 2006, is 530,000. If any stock rights granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of common stock subject to such stock rights shall again be available for grants of stock rights under the Plan. The Plan authorizes the grant of (a) options which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”); (b) options which do not qualify as ISOs (“Non-Qualified Options”); (c) awards of the Company’s common stock (“Awards”); and (d) rights to make direct purchases of the Company’s common stock (“Purchases”) which may be subject to certain restrictions. The Plan is now administered by our Board of Directors, which has the authority to (i) determine to whom stock rights shall be granted, subject to the terms of the Plan; (ii) determine the time or times at which Options or Awards shall be granted or Purchases made; (iii) determine the purchase price of shares subject to each Option or Purchase; (iv) determine whether each Option granted shall be an ISO or a Non-Qualified Option; (v) determine the time or times when each Option shall become exercisable and the duration of the exercise period; (vi) extend the period during which outstanding Options may be exercised; and (vii) determine whether restrictions are to be imposed on shares subject to Options, Awards and Purchases and the nature of such restrictions, and (viii) interpret the Plan and prescribe and rescind rules and regulations relating to it. The exercise price per share for each Non-Qualified Option granted, and the purchase price per share of stock granted in any Award or authorized as a Purchase, shall not be less than the minimum legal consideration required therefor under the laws of any jurisdiction in which the Company or its successors in interest may be organized. The exercise price per share for each ISO granted shall not be less than the fair market value per share of common stock on the date of such grant. In the case of an ISO to be granted to an employee owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its subsidiaries, the price per share shall not be less than one hundred ten percent (110%) of the fair market value per share of common stock on the date of grant. Stock rights granted to members of the Board of Directors will be identical to those granted to other eligible persons. Members of the Board of Directors who either (i) are eligible to receive grants of stock rights pursuant to the Plan or (ii) have been granted stock rights may vote on any matters affecting the administration of the Plan or the grant of any stock rights pursuant to the Plan, except that no such member shall act upon the granting to himself or herself. The shares of common stock which a recipient of an authorization to make a purchase may be subject to specified restrictions (“Restricted Shares”). Such restrictions, to be determined by the Board, may include, but are not limited to, the requirement of continued employment with the Company or a subsidiary or achievement of certain performance objectives. Awards of the common stock may be made to a recipient as a bonus or as additional compensation, as determined by the Compensation Committee.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information relating to the beneficial ownership of common stock by members of the Board of Directors and the Company’s officers as a group, as well as certain other beneficial owners as of March 15, 2007. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Shares Beneficially Owned Number	Percent
Robert M. Cohen (3)	9,751	0.18%
Herbert Tabin (4)	1,200,000	22.03%
Gary Schultheis (5)	1,233,333	22.64%
Mark J. Minkin (6)	1,246,667	22.88%
Stephen J. Bartkiw (7)	1,233,333	22.64%
All current directors and executive officers of VOIS, as a group (6 persons)	4,923,084	90.20%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.
(2)	The number and percentage of shares beneficially owned are based on 5,447,951 shares of common stock issued and outstanding as of March 15, 2007. Except as disclosed as to Mr. Cohen, none of the above listed stockholders have the right to acquire beneficial ownership of any shares of the Company’s common stock within 60 days after the date of this report.

(3)

Mr. Cohen, as a result of his majority ownership of Robert M. Cohen & Co. Inc., the underwriter of the Company’s initial public offering, holds warrants, expiring December 31, 2009, to purchase 4,876 units, each unit consisting of one share of the Company’s common stock and warrants, expiring December 31, 2009, to purchase one share of the Company’s common stock for a purchase price of $18.75 per share, at a purchase price of $18.75 per unit. Mr. Cohen’s address is c/o VOIS Inc., 255 Northeast 6th Avenue, Delray Beach, FL 33483.

(4)	Mr. Tabin owns 1,200,000 shares of common stock indirectly through Silver Lake Capital Partners, Inc., the office address of which is 21218 St. Andrews Blvd., #610, Boca Raton, Florida 33433. Mr. Tabin is the President of Silver Lake Capital Partners, Inc.
(5)	Mr. Schultheis owns 1,200,000 shares of common stock indirectly through Mountain View Capital Partners, Inc. Mr. Schultheis is the President of Mountain View Capital Partners, Inc. Mr. Schultheis owns 33,333 shares of common stock indirectly through Trackside Brothers LLC. Mr. Schultheis’ address is 9858 Clint Moore Road, C-111, #300, Boca Raton, Florida 33496.
(6)	Mr. Minkin owns 1,200,000 shares of common stock indirectly through Carrera Capital Management, Inc., 33,333 shares indirectly through Trackside Brothers LLC and 13,334 shares directly. Mr. Minkin’s address is 777 East Atlantic Avenue, #362, Delray Beach, Florida 33483.
(7)	Mr. Bartkiw owns 1,200,000 shares of common stock indirectly through JAB Interactive LLC and 33,333 shares of common stock indirectly through Trackside Brothers, LLC. Mr. Bartkiw’s address is 777 East Atlantic Avenue, #362, Delray Beach, Florida 33483.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Gary Schultheis, our Chairman, and Herbert Tabin, a director and our Senior Vice President–Corporate Development. Messrs. Schultheis and Tabin did not participate in the discussion concerning or the vote on the approval of the purchase by our Board of Directors. Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,442 (with a total purchase price of $24,044).

Lease for Corporate Offices

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease was approved by our directors that had no interest in the transaction and the rental based on advice from an unaffiliated commercial real estate broker as appropriate for this type of commercial property. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month.

Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay the landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease.

Loans Receivable - Related Parties

We have billed the following related companies an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place.

Vois Networking, Inc., owned by Mr. Gary J. Schultheis (our Chairman) and Herbert Tabin (our Senior Vice President—Corporate Development and a director) has been billed $20,466.

Trackside Brothers, Inc., owned by Mr. Gary Schultheis (our Chairman), Mr. Stephen J. Bartkiw (a director and our President and Chief Executive Officer) and Mr. Mark J. Minkin (a director, the Company Secretary and our Senior Vice President of Marketing) has been billed $18,034.

Purchases of Common Stock

On May 4 and October 31, 2006, Mountain View Capital Partners, Inc., owned by Gary J. Schultheis (our Chairman), purchased 40,000,000 and 50,000,000, respectively, shares of our common stock, and on July 19, August 21 and October 31, 2006, Silver Lake Capital Partners, Inc., owned by Herbert Tabin (our Senior Vice President—Corporate Development and a director), purchased 2,000,000, 40,000,000 and 48,000,000, respectively, shares of our common stock (share numbers are before the effectiveness of the 1 for 75 reverse split of our common stock effective November 2, 2006).

On November 27, 2006, JAB Interactive LLC, owned by Stephen J. Bartkiw (our President and Chief Executive Officer and a director), purchased 1,200,000 shares of our common stock in a private placement at the private placement price of $.10 per share, and Carrera Capital Management, Inc., owned by Mark J. Minkin (our Senior Vice President of Marketing), purchased 1,200,000 shares of common stock at the $.10 per share placement price. On November 27, 2006, in this placement, Trackside Brothers LLC, which is owned by Mr. Schultheis, Mr. Bartkiw and Mr. Minkin, purchased 100,000 shares of our common stock for $10,000.

ITEM 13.	EXHIBITS

(a)	Exhibits

1.1	Specimen Placement Agents Warrant (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

3.1a	Certificate of Amendment filed August 14, 2006 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on August 21, 2006).

3.1b	Form of Restated Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on August 21, 2006).

3.1c	Certificate of Amendment effective November 1, 2006.*

3.1d	Form of Restated Articles of Incorporation.*

3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

4.2	Specimen Warrant Certificate of the Company (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.1	Employment Agreement, dated December 15, 2000, between the Company and Jerry R. Farrar (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.2	Master Services Agreement, dated March 9, 2001, between the Company and Dominion Technology Partners, Inc. (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.3	Agreement to Purchase Web Site and Domain Name, dated March 9, 2001, between the Company and Dominion Technology Partners, Inc. (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.4	Agreement, dated January 29, 2001, between the Company and Discount Development Services, L.C.C. (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.5	Lease, dated December 26, 2000, between the Company and Palos Verdes Office Partners, LLC (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.6	Form of Lock-Up Agreement between the Company and nonpublic Stockholders (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.7	Warrant Agreement, dated July 31, 2001, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Form SB-1 filed with the Commission (File No. 333-57468)).

10.8	Agreement dated January 6, 2004 between the Company and A.D. Pharma for the purchase of up to 10% of the gross revenues of the sale of Notox, a natural alcohol detoxicant manufactured by Imperial Gold Hong Kong, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10- KSB, filed with the Commission on April 14, 2004).

10.9	Settlement Agreement, dated November 25, 2003, pertaining to the layoff of the Chief Financial Officer (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.10	First Amendment to Office Lease, dated September 30, 2003, by and between Palos Verdes Office Partners, LLC, (“Lessor”) and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.11	VOIS Inc. Code of Business Conduct and Ethics (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.12	License Agreement, dated April 1, 2004, between the Company and Jerry R. Farrar/Cargril Acceptance Corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.13	Bill of Sale, dated April 1, 2004, from the Company to Jerry R. Farrar (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 14, 2004).

10.14	Royalty Agreement dated August 25, 2003 between the Company and Christine Durbak (incorporated herein by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.15	Promissory Note between the Company and Michael Barrasso dated January 9, 2004 (3 at $25,000 each) (incorporated herein by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.16	Promissory Note between the Company and Sid Patterson dated January 15, 2004 (incorporated herein by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.17	Example of Loan Restructuring Agreement between the Company and Note Holders extending terms for one year from December 31, 2003 to December 31, 2004 (incorporated herein by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 6, 2004).

10.18	Settlement Agreement, dated as of September 19, 2004, between the Company and Jerry R. Farrar (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004).

10.19	Amendment, dated as of September 19, 2004, to License Agreement, dated April 1, 2004, between the Company and Jerry R. Farrar/Cargril Acceptance Corporation(incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004).

10.20	Form of Stock Option Agreement between the Company and Jeanine Marie Folz (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 22, 2004).

10.21	Amendment, dated as of November 16, 2004, to the Royalty Agreement, dated August 25, 2003, between Dr. Christine Durbak and the Company, with form of Promissory Note attached (incorporated herein by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on May 17, 2005).

10.22	Subscription Agreement, dated May 4, 2006, between the Company and Mountain View Capital Partners, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2006).

10.23	Subscription Agreement, dated July 19, 2006, between the Company and Silver Lake Capital Partners, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2006)

10.24	Subscription Agreement, dated August 14, 2006, between the Company and Silver Lake Capital Partners, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2006).

10.25	Subscription Agreement, dated October 30, 2006, between the Company and Mountain View Capital Partners, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2006)

10.26	Subscription Agreement, dated October 30, 2006, between the Company and Silver Lake Capital Partners, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2006)

10.27	Amendment to Stock Option Agreements, dated November 3, 2006, between the Company and Jeanine M. Folz. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2006)

10.28	Form of Subscription Agreement, dated November 27, 2006, between the Company and the purchasers of 2,600,000 shares of common stock(incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 29, 2006).

10.29	Amendment to Warrant Agreement dated January 12, 2007 (incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on January 19, 2007).

10.30	Employment letter agreement, dated as of January 8, 2007, between the Company and Stephen J. Bartkiw (incorporated herein by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007).

10.31	Employment letter agreement, dated as of January 8, 2007, between the Company and Gary J. Schultheis (incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007).

10.32	Employment letter agreement, dated as of January 8, 2007, between the Company and Mark J. Minkin (incorporated herein by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007).

10.33	Employment letter agreement, dated as of January 8, 2007, between the Company and Herbert Tabin (incorporated herein by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007)..

10.34	Employment letter agreement, dated as of January 8, 2007, between the Company and Marc Saitta(incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007).

10.35	Consulting Services Agreement, effective January 16, 2007, between the Company and Gardiner Management Consulting LLC (incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed with the Commission on February 5, 2007).

10.36	Consulting Services Agreement, effective January 16, 2007, between the Company and Raleigh Marketing Communications, Inc. (incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2007).

10.37	Letter Agreement, dated February 6, 2007, between the Company and Raleigh Marketing Communications, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2007).

10.38	Office Lease Agreement, effective January 8, 2007, between Trackside Brothers LLC and the Company (incorporated herein by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2007).

10.39	Asset Purchase and Assignment Agreement, dated February 1, 2007, between Vois Networking, Inc. and the Company (incorporated herein by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2007).

31.1	Certification of Chief Executive Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:	Year ended December 31, 2006	$27,750
	Year ended December 31, 2005	$17,500
Audit Related Fees:	Year ended December 31, 2006	0
	Year ended December 31, 2005	0
Tax Fees:	Year ended December 31, 2006	0
	Year ended December 31, 2005	0
All Other Fees:	Year ended December 31, 2006	0
	Year ended December 31, 2005	0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.
(Registrant)

	By:	/s/ Stephen Bartkiw
Stephen J. Bartkiw, President, Chief Executive Officer and Director

Dated: March 30, 2007

	By:	/s/ Marc Saitta
Marc A. Saitta, Chief Financial Officer

Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary J. Schultheis	Chairman of the Board Principal Financial Officer	March 30, 2007
Gary Schultheis

/s/ Mark J. Minkin	Senior Vice President of Marketing, Secretary and Director	March 30, 2007
Mark J. Minkin

/s/ Herbert Tabin	Senior Vice President-- Corporate Development and Director	March 30, 2007
Herbert Tabin

/s/ Robert M. Cohen	Director	March 30, 2007
Robert M. Cohen

EXHIBIT INDEX

Exhibit Number	Description
3.1c	Certificate of Amendment effective November 1, 2006.

3.1d	Form of Restated Articles of Incorporation.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.