Form 10QSB
period 2007-03-31
VOIS Inc.
filed 2007-05-15
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-33035

VOIS Inc.

(Name of small business issuer in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Northeast 6th Avenue, Delray Beach, FL 33483

(Address of principal executive offices)

(561-274-4894)

(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $.001 par value, was 5,448,085 as of May 9, 2007 and the number of outstanding Warrants was 4,302,000 as of May 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No   ☒

ii

Item 1.	Financial Statements

VOIS Inc.

(A Development Stage Company)

I N D E X

Page No.
Balance Sheets as at March 31, 2007 (Unaudited) and December 31, 2006	2

Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and for the Period From May 19, 2000 (Inception) to March 31, 2007 (Unaudited)	3

Statements of Stockholders’ Equity (Capital Deficiency)
For the Period From May 19, 2000 (Inception) to March 31, 2007 (Unaudited)	4

Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 and for the Period From May 19, 2000 (Inception) to March 31, 2007 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-18

VOIS Inc.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,636	$272,710
Accounts receivable - Trade	1,441	—
Loans receivable - related parties	—	38,500
Prepaid expenses	56	—

Total current assets	164,133	311,210
Property and equipment, net	12,768	—
Intangible assets	6,084	—
Other assets, non-current	663	—

Total assets	$183,648	$311,210

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Notes payable	$565,000	$565,000
Accounts payable and accrued expenses	776,772	449,302

Total current liabilities	1,341,772	1,014,302

Stockholders’ Equity (Capital Deficiency):
Preferred stock - $.001 par value
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2007 and 0 shares at December 31, 2006
Common stock - $.001 par value
Authorized - 1,000,000,000 shares
Issued and outstanding - 5,448,085 shares at March 31, 2007 and 5,440,952 shares at December 31, 2006	441,046	441,039
Additional paid-in capital	2,599,067	2,600,332
Deficit accumulated in the development stage	(4,198,238)	(3,744,463)

Total stockholders’ equity (capital deficiency)	(1,158,124)	(703,092)

Total Liabilities and Stockholder’s Equity (Capital Deficiency)	$183,648	$311,210

See Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		Cumulative For the Period From May 19, 2000 (Inception) to March 31, 2007
	2007	2006
	(Unaudited)	(Unaudited)
Continuing Operations:
Revenues	$2,001	$—	$3,707
Costs and expenses:
Selling, general and administrative	429,047	27,466	659,947
Loss on investment in A. D. Pharma	—	—	125,000
Interest expense	26,729	36,255	356,604

Total costs and expenses	455,776	63,721	1,141,551

Income/(Loss) from continuing operations	(453,775)	(63,721)	(1,137,844)

Discontinued operations:
Revenues:
Sales	—	—	445,466
Sale of license	—	—	280,557
Royalties	—	—	10,404

Total revenues	—	—	736,427

Cost and Expenses:
Cost of sales	—	—	430
Selling, general and administrative	—	—	3,636,683
Interest income	—	—	(6,483)
Financing income	—	—	339,216
Interest expense	—	—	115,591

Total cost and expenses	—	—	4,085,437

Income/(Loss) from discontinued operations	—	—	(3,349,010)

Extraordinary gain - forgiveness of debt	—	—	288,616

Net (loss)	($453,775)	($63,721)	($4,198,238)

Per share data - basic and diluted:
(Loss) from continuing operations	(0.08)	(0.15)
Income/(Loss) from discontinued operations	0.00	0.00
Extraordinary gain	0.00	0.00

Net (loss)	($0.08)	($0.15)

Weighted average shares outstanding - basic and diluted	5,447,687	439,440

See Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

			Additional Paid-in Capital	Deficit Accumulated in the Development Stage	Stock Subscriptions Receivable	Total Stockholders’ Equity (Capital Deficiency)
	Common Stock
	Shares	Value
Common stock issued to and subscribed to by founders	26,000,000	$26,000	$—	$—	($26,000)	$—
Fair value of purchase rights issued in private placement			14,700			14,700
Net loss	—	—	—	(79,157)	—	(79,157)

Balance at December 31, 2000	26,000,000	26,000	14,700	(79,157)	(26,000)	(64,457)
Payments of stock subscriptions	—	—	—	—	26,000	26,000
Exercise of stock rights by note holders	365,000	365	3,285	—	—	3,650
Common stock issued to medical advisory board	200,000	200	—	—	—	200
Common stock sold in connection with public offering	4,302,000	4,302	2,146,698	—		2,151,000
Costs and fees associated with issuance of common stock	—	—	(537,491)	—	—	(537,491)
Fair market value of purchase rights to be issued in private placement	—	—	251,288	—	—	251,288
Net loss	—	—	—	(1,151,807)	—	(1,151,807)

Balance at December 31, 2001	30,867,000	30,867	1,878,480	(1,230,964)	—	678,383
Exercise of stock rights by note holders	115,000	115	1,035	—	—	1, 150
Common stock issued for services rendered	176,000	176	108,174	—	—	108,350
Net loss	—	—	—	(1,147,650)	—	(1,147,650)

Balance at December 31, 2002	31,158,000	31,158	1,937,689	(2,378,614)	—	(359,767)
Sale of common stock	410,043	410	91,777			92,187
Exercise of stock option	120,000	120	29,880			30,000
Conversion of note payable into common stock	100,000	100	24,900			25,000
Issuance of common stock for services rendered	110,000	110	23,640			23,750
Compensatory element of stock option grants			211,650			211,650
Compensatory element of stock purchase rights			85,500			85,500
Net loss	—	—	—	(883,983)	—	(883,983)

Balance at December 31, 2003	31,898,043	31,898	2,455,036	(3,262,597)	—	(775,663)
Exercise of stock option	350,000	350	—	—		350
Sale of common stock	550,000	550	54,450	—		55,000
Common stock issued for payment of royalties	100,000	100	4,900	—		5,000
Net income	—	—	—	2,363	—	2,363

Balance at December 31, 2004	32,898,043	32,898	2,514,386	(3,260,234)	—	(712,950)
Compensatory element of stock rights grants	—	—	4,860	—	—	4,860
Exercise of stock purchase rights	60,000	60	240	—	—	300
Net loss	—	—	—	(259,035)	—	(259,035)

Balance at December 31, 2005	32,958,043	32,958	2,519,486	(3,519,269)	—	(966,825)
Reflection of November 2, 2006 reverse split	(32,518,602)	(32,519)	32,519	—	—	—

Adjusted balance at December 31, 2005	439,441	439	2,552,005	(3,519,269)	—	(966,825)
Sale of common stock	5,000,044	440,050	—			440,050
Exercise of stock option	—	—	—			—
Conversion of note payable into common stock	1,467	550	—			550
Issuance of common stock for services rendered	—	—	—			—
Compensatory element of stock option grants			24,766			24,766
Compensatory element of stock purchase rights			23,561			23,561
Net loss	—	—	—	(225,194)	—	(225,194)

Balance at December 31, 2006	5,440,952	441,039	2,600,332	(3,744,463)	—	(703,092)
Sale of common stock	7,133	7	2,668			2,675
Compensatory element of stock option grants	—	—	(3,933)			(3,933)
Net loss	—	—	—	(453,775)	—	(453,775)

Balance at March 31, 2007 (Unaudited)	5,448,085	$441,046	$2,599,067	($4,198,238)	$—	($1,158,125)

See Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative From May 19, 2000 (Inception) to March 31, 2007
	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Loss	($453,775)	$—	($4,198,238)
Income (Loss) from discontinued operations:	—	(63,721)	(3,060,394)

Net Loss from continuing operations	(453,775)	(63,721)	(1,137,844)

Other adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	674		674
Deferred rent	—	—	1, 121
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Pharma	—	—	125,000
Compensatory element of Stock Options	—	18,992	62,750
Compensatory element of Stock Rights Grants	—	2,405	(37,984)
Fair Value of Purchase Rights Issued to Note holders	(3,933)	—	19,629
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(1,441)	—	(1,441)
Prepaids	(56)	—	(56)
Loans receivable - related parties	38,500	—
Accounts payable, accrued expenses and other	327,470	42,094	638,869

Total adjustments	361,214	63,491	825,255

Net cash provided by (used in) operating activities from continuing operations	(92,561)	(230)	(312,589)

Net cash flows from investing activities:
Investment in A. D. Pharma	—	—	(125,000)
Purchases of property assets	(13,441)	—	(88,342)
Acquisition and purchases of intangible and other assets	(6,747)	—	(6,747)

Net Cash provided by (used in) investing activities	(20,188)	—	(220,089)

Net cash flows from financing activities:
Proceeds from notes payable	—	—	929,519
Payments of notes payable	—	—	(388,769)
Net proceeds from issuance of common stock	2, 675	—	2,609,462
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,401)
Payments of financing costs	—	—	(56,200)
Offering costs and fees	—	—	(326,980)

Net cash provided by (used in) financing activities	2, 675	—	2,784,551

Net increase (decrease) in cash and cash equivalents	(110,074)	(230)	2,251,872

Cash provided by discontinued operations
Cash provided by (used in) discontinued operations	—	—	(2,377,854)

Extraordinary gain - forgiveness of debt	—	—	288,616

Cash and cash equivalents at beginning of period	272,710	553	—

Cash and cash equivalents at end of period	$162,636	$323	$162,636

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$32,311

Schedule of Noncash Operating, Investing and Financing Activities:
Common stock issued for services rendered	$—	$—	$108,350

Common stock issued for accrued interest			$5,000

Note payable converted to common stock	$—	$—	$25,000

Royalty obligation converted to note payable			$50,000

Deferred financing and offering costs	$—	$—	$249,689

Fair value of purchase rights issued to note holders	($3,933)	$2,405	$285,626

Compensatory element of stock option	$—	$18,992	$29,626

Equipment financed	$—	$—	$34,120

See Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 1 - PLAN OF ORGANIZATION.

(a)	Organization and Presentation of Financial Statements:

VOIS Inc.(the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation and on March 9, 2001 the company name was changed to MedStrong International Corporation. Finally, on March 30, 2007, the Company’s name was changed to VOIS Inc.

Through March 31, 2007, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $4,198,238 and has a stockholders’ deficiency of $1,158,125, at March 31, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b)	Principal Business Activity:

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our directors and officers, Gary Schultheis and Herb Tabin. We purchased fixed assets in the form of furniture, fixtures and equipment as well as intangible assets comprised of several web site domain names (URLs), including vois.com and all website and software development and applicable contracts relating thereto. We have filed for U.S. registered trademark for the mark “VOIS”. The acquisition of such assets is congruent with our current business direction and intentions to debut an online social commerce networking community with the adoption of a Web 2.0 business platform and recent appointment of former AOL Canada Chief Executive Officer/founder Mr. Stephen J. Bartkiw as our President and Chief Executive Officer.

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

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards (“SFAS”) no. 7. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed.

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

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

(Continued)

(f)	Goodwill and Other Intangible Assets:

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected benefit from the combination. We evaluate our reporting units on an annual basis and if necessary, reassign goodwill using a relative fair value allocation approach.

(g)	Software Development Costs:

We account for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of March 31, 2007, all software development costs have been expensed in accordance with EITF No. 00-2 Accounting for Website Development Costs.

(h)	Income Taxes:

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

(i)	Earnings Per Share:

The Company adopted Statement of Financial Accounting Standards No. 128, “Earning Per Share”. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

(Continued)

the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

(j)	Advertising Costs:

The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

Continuing operations:
Computer equipment	$11,172
Furniture and equipment	2,270

13,443
Accumulated depreciation	(675)

Property and equipment, net	$12,768

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2007		December 31, 2006
	Continuing	Discontinued	Continuing	Discontinued
	Operations	Operations	Operations	Operations
Professional fees	$40,249	$—	$30,803	$—
Consulting fees	55,453	—	—	—
Advertising	—	—	—	—
Interest	354,365	—	323,702	—
Salary and Payroll Taxes	169,760	40,500	—	40,500
Rent - Related Parties	19,983	—	9,280	—
Sundry operating expenses	58,377	38,085	6,932	38,085

Total	$698,187	$78,585	$370,717	$78,585

NOTE 5 - NOTES PAYABLE.

During November and December 2002, the Company issued nine promissory notes to eight noteholders aggregating $105,000, each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. One note holder has converted his $25,000 note into 1,333 shares of the Company’s common stock on July 31, 2003. As of March 31, 2007 $17,246 in principal payments have been made on these notes.

In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 6,000 shares of the Company’s common stock for $0.75 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes’ terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company’s common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $15.00 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2005 and 2006 or the three months ended March 31, 2007.

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

Commencing in March 2005 through May 2005 the Company issued eight additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company.

NOTE 5 - NOTES PAYABLE. (Continued)

Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the year ended March 31, 2007 of $24,812, an additional $5,850, in penalties was charged to operations.

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three months ended March 31, 2007, these note holders were issued rights to acquire 2,601 common shares for an aggregate of $975. During this period, four note holders exercised their rights and purchased 7,133 common shares for $2,675. The variance between the fair market value of the common shares underlying the rights issued and the rights’ purchase price of $3,933 was credited to operations as “valuation - notes payable expense” and was determined by the average bid and ask prices of the Company’s common stock on the date the note holders earned the penalty. Unpaid interest and penalties of $354,365 and $232,698 are included in accrued expenses at March 31, 2007 and 2006, respectively. Additionally, all notes are in default at March 31, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS.

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Gary Schultheis, our Chairman, and Herbert Tabin, a director and our Senior Vice President - Corporate Development. Messrs. Schultheis and Tabin did not participate in the discussion concerning or the vote on the approval of the purchase by our Board of Directors. Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,044). All assets were purchased from the aforementioned related parties at their cost.

Lease for Corporate Offices

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease was approved by our directors that had no interest in the transaction and the rental based on advice from an unaffiliated commercial real estate broker as appropriate for this type of commercial property. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. In the first amendment to the lease, described below in Part II, Item 5, we agreed with Trackside Brothers LLC to modify the calculation of the payment of our pro rata share of the leased premises’ operating expenses to be the actual operating expenses determined each month for the prior month. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month. As of March 31, 2007, $10,403 in rent was accrued and expensed related to this agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS. (Continued)

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

Purchases of Common Stock

On May 4 and October 31, 2006, Mountain View Capital Partners, Inc., owned by Gary J. Schultheis (our Chairman), purchased 40,000,000 and 50,000,000, respectively, shares of our common stock, and on July 19, August 21 and October 31, 2006, Silver Lake Capital Partners, Inc., owned by Herbert Tabin (our Senior Vice President - Corporate Development and a director), purchased 2,000,000, 40,000,000 and 48,000,000, respectively, shares of our common stock (share numbers are before the effectiveness of the 1 for 75 reverse split of our common stock effective November 2, 2006).

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

NOTE 7 - EMPLOYMENT AGREEMENTS.

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

On January 31, 2007, our Board of Directors approved employment agreements with our principal officers: Gary Schultheis, our Chairman; Stephen J. Bartkiw, our President and Chief Executive Officer; Mark J. Minkin, our Senior Vice President of Marketing; Herbert Tabin, our Senior Vice President of Corporate Development; and Marc Saitta, our Chief Financial Officer. Each of these employment agreements for the five above-named executives is effective January 8, 2007 and provides for compensation of $149,000 on an annual basis for the executive and for participation in the Company’s stock option plan at a senior executive level, subject to the Board’s final determination. The employment agreements, other than Mr. Saitta’s, provide for deferral of receipt of the annual compensation until, as determined by the Board (a) the Company receives financing from any source and (b) the other senior executives of the Company (who are also deferring their salaries) are paid their accrued compensation. At March 31, 2007 unpaid but accrued compensation and related taxes for these executives is $169,760

NOTE 8 - INCOME TAXES.

At December 31, 2006 (the Company’s latest tax year ended), the Company had a net operating loss carry forward amounting to approximately $3,744,463 available to reduce future taxable income expiring through the year 2023 which resulted in a tax asset of approximately $1,274,000 at December 31, 2006. However, in May 2006, the Company received $40,000 from an investor in exchange for 533,333 shares of the Company’s common stock resulting in that investor effectively owning approximately 55% of the Company. Again in July and August 2006, the Company received an aggregate of $42,000 for 560,000 common shares. In accordance with the provisions of IRC SEC 382, these stock transactions result in an effective change of ownership in the Company and the annual net operating losses allowed to offset taxable income are limited to the U.S. Treasury tax free rate (4.82% at the date of the first stock sale) multiplied by the net operating losses available before the effective ownership change. The net operating losses allowed to offset future taxable income would be limited to approximately $184,000 in each year through 2024 (the expiration year for the cumulative net operating loss carry forwards at March 31, 2007). Accordingly, the effect of the changes in ownership has reduced the deferred tax asset to approximately $1,270,920 in the aggregate through March 31, 2007.

Management is unable to determine if the utilization of the future benefit is more likely than not and accordingly, the tax asset has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Three Months Ended March 31,				Cumulative From May 19, 2000 (Inception) to March 31, 2007

	2007		2006
	(Unaudited)		(Unaudited)
Income (loss) before income taxes	($453,775)		($63,721)		($4,198,238)

Computed tax benefit at statutory rate	(154,283)	(34.0%)	(21,665)	(34.0%)	(1,427,920)	(34.0%)
Change in ownership	—	—%	—	—%	157,000	3.7%
Net operating loss valuation reserve	154,283	34.0%	21,665	34.0%	1,270,920	30.3%

Total tax benefits	$—		$—		$—

NOTE 9 - CAPITAL STOCK.

(a)	General:

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

The Company filed its prospectus with the Securities and Exchange Commission (“SEC”) on July 31, 2001 and was declared effective on that date. The Company offered for sale to the public, through its underwriter on a best efforts basis, up to 106,667 units of its securities (each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $56.25 per share) at $37.50 per unit. The underwriter’s compensation consists of 10% of the gross proceeds from the offering plus warrants to acquire up to 21,333 shares of common stock at $56.25 per share and reimbursement of expenses. The Company has deemed this public offering to be completed effective December 31, 2001. During the year ended December 31, 2001, the Company received gross proceeds of $2,151,000 in cash for 57,360 units issued of the Company’s securities. In addition, through December 31, 2001, the Company incurred $537,491 in accounting, legal and other expenses in connection with the public offering. These expenses, representing deferred offering costs, were charged to additional paid-in capital on a “units sold” basis. Through December 31, 2001, all of these costs were amortized with respect to the sale of the aforementioned 57,360 units.

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

NOTE 9 - CAPITAL STOCK. (Continued)

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

Commencing in March 2005 through May 2005 the Company issued eight additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company. At December 31, 2006, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations for the three months ended March 31, 2007 of $24,812, an additional $5,850 in penalties was charged to operations. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three months ended March 31, 2007, these note holders were issued rights to acquire 2,601 common shares for an aggregate of $975. During this period, four note holders exercised their rights and purchased 7,133 common shares for $2,675.

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

NOTE 9 - CAPITAL STOCK. (Continued)

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

On May 4, 2006, Mountain View Capital invested $40,000 in the Company in exchange for 533,333 shares of our common stock, and on October 31, 2006, invested $50,000 for an additional 666,667 shares of common stock. On July 19, 2006, Silver Lake invested $2,000 in the Company for 26,667 shares of common stock; this private investor on August 14, 2006 invested an additional $40,000 in the Company for 533,333 shares of common stock; and on October 31, 2006, invested $48,000 for an additional 640,000 shares of common stock.

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

NOTE 9 - CAPITAL STOCK. (Continued)

(f)	Stock Options: (Continued)

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

On November 16, 2004, the Board of Directors approved the hiring of Jeanine M. Folz as the Company’s Interim CEO and granted her an immediately vesting option to acquire 3,333 shares of the Company’s common stock at the lower of the average between the bid and ask of the Company’s common stock on the date of grant or $3.75 per share which was the average of the Company’s common stock bid and ask prices on that date. The Board also approved the issuance of additional grants of options to Ms. Folz to acquire 3,333 common shares at the fair market value of the shares on the date of grant for each three month period that the Interim CEO acted in that capacity for the Company.

The grants were to be made on the first day of each three month period. Through March 31, 2007, Ms. Folz has been granted options to acquire 26,667 common shares, in aggregate, at prices ranging from $1.50 to $3.75 per share.

Ms. Folz resigned her position as Interim CEO in November 2006.

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

Expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 0 to 10 years.

	Three Months Ended March 31,
	2007	2006
Net income (loss) as reported	($453,775)	($63,721)

Net (loss) pro forma	($453,775)	($63,721)

Shares - basic and diluted	5,447,687	439,441

Net Income (loss) per share as reported	($0.08)	($0.15)

Net (loss) per share - pro forma	($0.08)	($0.15)

NOTE 9 - CAPITAL STOCK. (Continued)

(f)	Stock Options: (Continued)

Presented below is a summary of the status of the outstanding stock options:

	For the Three Months Ended March 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning	26,667	$1.50 to $3.75	31,867	$0.001 to $0.25
Granted	—	—	3,333	0.05
Expired	—	—	—	—
Exercised	—	—	—	—

Options outstanding at end	26,667	$1.50 to $3.75	35,200	$0.05 to $0.25

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

Leases:

On June 1, 2004, the Company entered into an agreement of use arrangement with Warrantech Corporation for an office in Stamford, Connecticut for a period of one year at $350 per month. This arrangement was terminated effective December 31, 2006. The Company’s former Chairman and its former Interim CEO are officers of Warrantech Corporation. Rent has been accrued in the amount of $6,120 to account for unpaid rent since lease inception.

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease provides for a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. In the first amendment to the lease, described below in Part II, Item 5, we agreed with Trackside Brothers LLC to modify the calculation of the payment of our pro rata share (40%) of the leased premises’ operating expenses to be the actual operating expenses determined each month for the prior month. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

VOIS is a development stage company that was incorporated in the State of Delaware on May 19, 2000. We changed our name from Medstrong International Corporation to VOIS Inc. on March 30, 2007. The Company has an authorized capital of 1,000,000,000 shares of common stock with a par value of $.001. At March 31, 2007, 5,448,085 shares of common stock were issued and outstanding.

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

Our common stock and warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbols OTC: VOIS and OTC: VOISW, respectively. In addition, the Company has an authorized class of 10,000,000 shares of preferred stock, each with a par value of $.001 per share, no shares of which have been issued.

PLAN OF OPERATION

Commencing in the first quarter of 2007, the Company has been developing a new line of business in connection with an Internet social commerce networking site, has incurred expenses developing this site, has brought in experienced senior management and has purchased certain assets in furtherance of this line of business.

In January 2007, we elected Stephen J. Bartkiw, former Chief Executive Officer of AOL Canada, as our President and Chief Executive Officer and a director and Mark J. Minkin, former Vice President/Managing Director, New Market Development for AOL International, as our Senior Vice President of Marketing and a director. In February 2007, we elected Marc Saitta, former Chief Financial Officer of AOL Canada, as our Chief Financial Officer, and we acquired certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by Mr. Schultheis and Mr. Tabin.

Vois management intends to raise capital to fund continuing operations through an equity placement or other appropriate financing vehicle. It is anticipated that such financing would be initiated by the close of the third quarter of 2007. In the absence of additional capital to support our business plan, it is unlikely that the company would have adequate funding to continue operations beyond December 31, 2007. Management is not yet able to determine the level of funding that may be available to the company.

Additional funding from financing efforts will be utilized to support the build-out of various functional operating groups, to include staffing and operating expenses. Management intends to accelerate the development of these teams in order to support the anticipated growth in our membership, subsequent to the release of the vois.com website. It is expected that such an effort could span beyond six months.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three months ended March 31, 2007, we incurred a net loss of $453,775. This loss is $390,054 higher than the loss of $63,721 for the same period in 2006 and was primarily attributable to an increase in operating and general and administrative expenses in support of the Company’s new business platform. As a result of the Company’s recent change in business strategy, management has determined that comparisons to prior year financial results are not meaningful. From inception (May 19, 2000) to March 31, 2007, we had a net loss of $4,198,238.

We have working capital and stockholders’ deficiencies in the amount of $1,177,639 and $1,158,124, respectively, at March 31, 2007. There is substantial doubt as to our ability to continue as a going concern.

Revenues

Revenues of $2,001 are the result of advertising revenues associated with banner and search advertising on our “alpha”-stage website vois.com. These revenues are derived through our relationship with Google AdSense, which currently provides our ad-serving technology infrastructure. It is anticipated that these revenues will continue to grow as the vois.com membership increases.

Marketing

Marketing costs consist primarily of fees paid to third parties for media space, bad debts, shared advertising revenue arrangements, promotional and advertising costs, personnel costs, outside services, royalties, commissions, agency and consulting fees and allocated overhead costs.

Marketing costs were $36,593 driven by expenditures in brand marketing, public relations, and member acquisition.

Product Development & Technology

Product development and technology costs consist primarily of outside services related to developing and maintaining the Company’s website, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs for the quarter were $24,477, reflective of our increased spending in the areas of product-related software development and website hosting.

General and Administrative

General and administrative expenses consist primarily of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, rent, depreciation and amortization and other general corporate expenses. General and Administrative costs of $368,892 were driven by employee compensation and benefits of $216,768 and corporate operating expenses of $152,124. A significant portion of employee compensation and some operating expenses represent deferred costs with no current impact to operating cash flow. General and administrative expenses are expected to rise as the Company continues to grow and management anticipates that general and administrative costs will also increase as a result of the costs of compliance with the Sarbanes-Oxley act of 2002.

Amortization of Other Intangible Assets and Impairment of Goodwill and Other Intangible Assets

In the first quarter of 2007, certain other intangible assets with a net value of $6,084 were considered to have indefinite lives and were not amortized.

Non-Operating Income (Expense)

Non-Operating expenses recorded in the first quarter of 2007 include Interest Expense and Penalties related to the company’s current outstanding promissory notes of $565,000, as well as stock option valuation expenses associated with stock purchase rights under the terms of a certain group of the previously referenced promissory notes. Non-Operating expenses of $26,729 were incurred for the quarter.

OFFERINGS

The numbers of shares of common stock and prices referred to in the discussion of our debt and stock private offerings below have been adjusted to reflect the 1 for 75 reverse split of our common stock, effective November 2, 2006, with adjustments for the price per share, the total consideration paid for the shares remaining the same.

DEBT PRIVATE OFFERING

During November and December 2002, the Company issued nine promissory notes to eight noteholders aggregating $105,000, each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. One note holder has converted his $25,000 note into 1,333 shares of the Company’s common stock on July 31, 2003. As of March 31, 2007 $17,246 in principal payments have been made on these notes.

In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note.

Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 6,000 shares of the Company’s common stock for $0.75 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes’ terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company’s common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $15.00 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2005 and 2006 or the three months ended March 31, 2007.

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

Commencing in March 2005 through May 2005 the Company issued eight additional 20% interest bearing 90 day notes aggregating $65,000 to six accredited persons, all of whom are stockholders of the Company.

At March 31, 2007, the Company is in default on all of the notes and accrued interest thereon. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the year ended March 31, 2007 of $24,812, an additional $5,850, in penalties was charged to operations.

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three months ended March 31, 2007, these note holders were issued rights to acquire 2,601 common shares for an aggregate of $975. During this period, four note holders exercised their rights and purchased 7,133 common shares for $2,675. The variance between the fair market value of the common shares underlying the rights issued and the rights’ purchase price of $3,934 was credited to operations as “valuation—notes payable expense” and was determined by the average bid and ask prices of the Company’s common stock on the date the note holders earned the penalty. Unpaid interest and penalties of $354,365 and $232,698 are included in accrued expenses at March 31, 2007 and 2006, respectively. Additionally, all notes are in default at March 31, 2007.

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

Liquidity and Financial Resources

As of March 31, 2007, the Company had $162,636 of cash on hand. Through March 31, 2007, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $4,198,238 and has working capital and stockholders’ deficiencies of $1,158,124 at March 31, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2007 the Company was indebted to the former CFO in an amount of $26,169 plus payroll taxes thereon in unpaid salaries. This amount is included in accrued expenses. On September 19, 2004, the Company executed a settlement agreement with the CEO and Director whereby his employment agreement was terminated, he resigned as an officer and Director and he released the Company from any and all debts owed to him aggregating $215,557 in exchange for release of his obligation for a like amount under the licensing agreement dated April 1, 2004, as amended on September 19, 2004.

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

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. Since their evaluation, no changes were made to the Company’s internal controls or in other factors that could significantly affect these controls.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
January 8 – March 20, 2007	7,133 shares of common stock purchased by holders of the Company’s 20% Notes pursuant to purchase rights by reason of the Notes being in default	Four private investors.	NA	$37.50 per share/NA

(1)	These shares were issued pursuant to private offering exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act), and Rule 506 promulgated thereunder, to a limited number of investors and are restricted shares as defined in the rules and regulations under the Securities Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Board of Directors of the Company on January 31, 2007, adopted a resolution approving and recommending to the Company’s stockholders for their approval an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to change the name of our company from Medstrong International Corporation to VOIS Inc. Shareholder approval for the Amendment was obtained by written consent on February 1, 2007, from shareholders holding a majority of the issued and outstanding shares.

(c) Shareholders holding 4,932,837 shares of our common stock, or 90.6%, of the 5,445,485 then issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation to change the Company’s name from Medstrong International Corporation to VOIS Inc. The following is the result of stockholder action on the proposal to change the Company’s name:

Proposal	Shares in Favor	Shares Against	Abstentions/ Broker Nonvotes
Change the name of the Company from Medstrong International Corporation to VOIS Inc.	5,445,485	—	—

ITEM 5.	OTHER INFORMATION.

We have entered into a first amendment to the lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The amendment is dated March 20, 2007, and effective January 8, 2007, the effective date of the lease. The amendment modifies the calculation of the payment of our pro rata share of the leased premises’ operating expenses (i.e., expenses relating to ownership, maintenance and operation of the property). The lease provided for payment of an estimated fixed monthly amount of operating expenses with an annual “true-up” of the actual operating expenses. The amendment replaces this calculation, providing that we will pay to Trackside Brothers LLC our pro rata share (40%) of the actual operating expenses determined each month for the prior month within 15 days of being billed by Trackside Brothers. The other terms and conditions of the lease remain in full force and effect, including, without limitation, the deferral of all payments (including deferral of payment of operating expenses) as provided in the lease.

FOR THE COMPLETE TERMS OF THE AMENDMENT, PLEASE REFER TO THE TEXT THEREOF, FILED AS EXHIBIT 10.40 TO THIS REPORT.

ITEM 6.	Exhibits.

3.1e	Certificate of Amendment filed March 30, 2007.

3.1f	Form of Restated Articles of Incorporation.

10.40	First Amendment, effective January 8, 2007, to Office Lease Agreement between Trackside Brothers LLC and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.
(Registrant)

By:	/s/ Stephen J. Bartkiw
Stephen J. Bartkiw, President and
Chief Executive Officer

Dated: May 15, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1e	Certificate of Amendment filed March 30, 2007.

3.1f	Form of Restated Articles of Incorporation.

10.40	First Amendment, effective January 8, 2007, to Office Lease Agreement between Trackside Brothers LLC and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.