Form 10QSB
period 2007-06-30
VOIS Inc.
filed 2007-08-13
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

                                                                                      Commission file number 000-33035

VOIS Inc.
(Name of small business issuer in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Corporate Boulevard, Boca Raton, FL 33496
(Address of principal executive offices)

(561-948-1493)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $.001 par value, was 5,448,686 on August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   ☐ No   ☒

Form 10-QSB for the period ended June 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “VOIS,” " we," "our," and "us" refers to VOIS, Inc. a Delaware corporation. All share and per share information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006. The information which appears on our web site is not part of this report.

INDEX
.

Page No
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet at June 30, 2007 (unaudited)	1

Statements of Operations for the three months and six months ended June 30, 2007 and 2006
and Cumulative for the Period from May 19, 2000(inception) to June 30, 2007 (unaudited)	2

Statement of Changes in Stockholders' Equity From June 1, 2005 to June 30, 2007 (unaudited)	3

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and Cumulative for the
Period from May 29, 1000 (inception) to June 30, 2007 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	12

Part II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VOIS INC.
(A Development Stage Company)
BALANCE SHEET
June 31, 2007
(Unaudited)

ASSETS
Current Assets:
Cash	$47,275
Total current assets	47,275

Fixed assets, net of accumulated depreciation of $1,687	11,756
Other assets	6,747
Total assets	$65,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$927,844
Notes payable	615,000
Due to stockholders	52,500
Total current liabilities	1,595,344

Deferred revenue- long-term	-
Total liabilities	1,595,344

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 5,448,686 shares issued and outstanding	5,449
Additional paid-in capital	5,472,516
Accumulated deficit	(7,007,531)

Total stockholders’ deficit	(1,529,566)

Total liabilities and stockholders’ equity	$65,778

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period ended		Six-month period ended		Cumulative For the Period
	June 30,		June 30,		From May 19, 2000 (Inception)
	2007	2006	2007	2006	to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$496	$-	$2,497	$-	$4,203

Operating expenses:
Selling, general & administrative	2,743,425	40,106	3,172,472	67,572	3,403,372
Total operating expenses	2,743,425	40,106	3,172,472	67,572	3,403,372

Operating loss	(2,742,929)	(40,106)	(3,169,975)	(67,572)	(3,399,169)

Other expense:
Loss on investment in A.D. Pharma	-	-	-	-	125,000
Interest expense	66,364	38,443	93,093	74,695	422,968
	66,364	38,443	93,093	74,695	547,968

Loss from continuing operations	(2,809,293)	(78,549)	(3,263,068)	(142,267)	(3,947,137)

Loss from discontinued operations	-	-	-	-	(3,349,010)

Extraordinary gain- forgiveness of debt	-	-	-	-	288,616

Net loss	$(2,809,293)	$(78,549)	$(3,263,068)	$(142,267)	$(7,007,531)

Per share data- basic and diluted:
Loss from continuing operations	$(0.52)	$(0.10)	$(0.60)	$(0.24)
Income (loss) from discontinued operations	$-	$-	$-	$-
Extraordinary gain	$-	$-	$-	$-
Net loss	$(0.52)	$(0.10)	$(0.60)	$(0.24)

Basic and diluted weighted average common shares outstanding	5,448,202	761,785	5,447,352	601,503

See Notes to Unaudited Financial Statements.

VOIS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2005 to June 30, 2007

					Stock	Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Receivable	Capital	Deficit	Equity

Opening balance, January 1, 2000	-	$-	-	$-	$-	$-	$-	$-
Shares issued to founders	-	-	346,667	347	(26,000)	25,653	-	-
Fair value of purchase rights issued to private placement	-	-	-	-	-	14,700	-	14,700
Net loss	-	-	-	-	-	-	(79,157)	(79,157)
Balance, December 31, 2000	-	-	346,667	347	(26,000)	40,353	(79,157)	(64,457)
-
Payments of stock subscriptions	-	-	-	-	26,000	-	-	26,000
Exercise of stock rights by note holders	-	-	4,867	5	-	3,645	-	3,650
Shares issued for services	-	-	2,667	3	-	197	-	200
Shares issued pursuant to private placements	-	-	57,360	57	-	2,150,943	-	2,151,000
Fees associated with issuance of stock	-	-	-	-	-	(537,491)	-	(537,491)
Fair market value of purchase rights to be issued in private placement	-	-	-	-	-	251,288	-	251,288
Net loss	-	-	-	-	-	-	(1,151,807)	(1,151,807)
Balance, December 31, 2001	-	-	411,560	412	-	1,908,935	(1,230,964)	678,383

Exercise of stock rights by note holders	-	-	1,533	2	-	1,148	-	1,150
Shares issued for services	-	-	2,347	2	-	108,348	-	108,350
Net loss	-	-	-	-	-	-	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	-	-	415,440	416	-	2,018,431	(2,378,614)	(359,767)

Shares issued pursuant to private placements	-	-	5,467	5	-	92,182	-	92,187
Exercise of stock option			1,600	2		29,998	-	30,000
Conversion of note payable into common stock			1,333	1		24,999	-	25,000
Shares issued for services			1,467	1		23,749	-	23,750
Compensatory element of stock option grants	-	-	-	-	-	211,650	-	211,650
Compensatory element of stock purchase rights	-	-	-	-	-	85,500	-	85,500
Net loss	-	-	-	-	-	-	(883,983)	(883,983)
Ending balance, December 31, 2003	-	-	425,307	425	-	2,486,509	(3,262,597)	(775,663)

Exercise of stock option	-	-	4,667	5	-	345	-	350
Shares issued pursuant to private placements	-	-	7,333	7	-	54,993	-	55,000
Shares issued for payment of royalties	-	-	1,333	1	-	4,999	-	5,000
Net income	-	-	-	-	-	-	2,363	2,363
Ending balance, December 31, 2004	-	-	438,641	438	-	2,546,846	(3,260,234)	(712,950)

Compensatory element of stock rights grants	-	-	-	-	-	4,860	-	4,860
Exercise of stock purchase rights	-	-	800	1	-	299	-	300
Net loss	-	-	-	-	-	-	(259,035)	(259,035)
Ending balance, December 31, 2005	-	-	439,441	439	-	2,552,005	(3,519,269)	(966,825)

Shares issued pursuant to private placements			5,000,044	5,000	-	435,050	-	440,050
Exercise of stock purchase rights			1,467	1	-	549	-	550
Shares issued for services			-	-	-	-	-	-
Compensatory element of stock option grants			-	-	-	24,766	-	24,766
Compensatory element of stock purchase rights			-		-	23,561	-	23,561
Net loss	-	-	-	-	-	-	(225,194)	(225,194)
Ending balance, December 31, 2006	-	-	5,440,952	5,440	-	3,035,931	(3,744,463)	(703,092)

Compensatory element of stock option grants	-	-	-	-	-	2,193,707	-	2,193,707
Compensatory element of stock option grants issued for services						217,323		217,323
Exercise of stock purchase rights	-	-	7,734	9	-	2,893	-	2,902
Fair value of rights issued pursuant to notes payable	-	-	-	-	-	22,663	-	22,663
Net loss	-	-	-	-	-	-	(3,263,068)	(3,263,068)
Ending balance, June 30, 2007	-	$-	5,448,686	$5,449	$-	$5,472,517	$(7,007,531)	$(1,529,565)

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six-month period ended		Cumulative For the Period
	June 30,		From May 19, 2000 (Inception)
	2007	2006	to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,263,068)	$(142,267)	$(7,007,531)
Loss from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(3,263,068)	(142,267)	(3,947,137)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted and shares issued to directors, employees, and consultants	2,389,298	37,984	2,414,064
Fair value of options granted for services	21,732	-	21,732
Fair value of rights issued pursuant to notes payable	22,663	6,995	46,225
Deferred rent	-	1,121	1,121
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Pharma	-	-	125,000
Depreciation	1,687	-	1,687
Changes in operating assets and liabilities:
Loans receivable- related party	38,500	-	38,500
Accrued interest	50,458	-	50,458
Accounts payable and accrued expenses	428,084	59,412	989,520
	(310,646)	(36,755)	(242,137)

Loss from discontinued operations	-	-	(3,349,010)
Extraordinary gain- forgiveness of debt	-	-	288,616
Decrease in assets or liabilities of discontinued operations	-	-	682,540
	-	-	(2,377,854)

Net cash used in operating activities	(310,646)	(36,755)	(2,619,991)

Cash flows used in investing activity:
Investment in A.D. Pharma	-	-	(125,000)
Capital expenditures	(13,443)	-	(88,344)
Acquisition and purchases of intangible and other assets	(6,747)	-	(6,747)

Net cash used in investing activity	(20,190)	-	(220,091)

Cash flows from financing activities:
Proceeds from notes payable	50,000	-	979,519
Payments of notes payable	-	-	(388,769)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,401)
Due to stockholder	52,500	-	52,500
Payments of financing costs	-	-	(56,200)
Proceeds from issuance of shares of common stock	2,901	40,000	2,609,688
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	105,401	40,000	2,887,357

Net (decrease) increase in cash	(225,435)	3,245	47,275

Cash, beginning of period	272,710	553	-

Cash, end of period	$47,275	$3,798	$47,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$32,311

Non-cash investing and financing activities:
Common stock issued for services rendered	$-	$-	$108,350
Common stock issued for accrued interest	$-	$-	$5,000
Note payable converted to common stock	$-	$-	$25,000
Royalty obligation converted to note payable	$-	$-	$50,000
Deferred financing and offering costs	$-	$-	$249,689
Equipment financed	$-	$-	$34,120
Fair value of purchase rights issued to note holders	$22,663	$6,995	$52,289
Stock options granted for services	$217,323		$217,323
Compensatory element of stock option issued to directors, employees, and consultants	$2,193,707	$37,984	$2,487,199

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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

Through June 30, 2007, the Company is in the development stage and has not carried any significant operations and has generated insignificant revenues. The Company has incurred losses since inception aggregating $7,007,531 and has a stockholders’ deficiency of $1,529,566, at June 30, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b)	Principal Business Activity:

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our directors and officers, Gary Schultheis and Herb Tabin. We purchased fixed assets in the form of furniture, fixtures and equipment as well as intangible assets comprised of several web site domain names (URLs), including vois.com and all website and software development and applicable contracts relating thereto. We have filed for U.S. registered trademark for the mark “VOIS”. The acquisition of such assets is congruent with our current business direction and adoption of a Web 2.0 business platform.

During the first quarter of 2007, the Company continued developing its business in connection with its Internet social commerce networking site and has incurred expenses developing the site and has purchased certain assets in furtherance of this line of business.

On May 30, 2007, The Board of Directors terminated Steven J. Bartkiw as the Company’s President and Chief Executive Officer. Thereafter, Mr. Bartkiw also resigned as a Director of the Corporation. Mr. Gary Schultheis, the Company’s Chairman of the Board, was elected to the position of President and Chief Executive Officer. Information concerning the background of Mr. Schultheis has previously been furnished as part of the Company’s filings. Mark Minkin, a long-time colleague of Mr. Bartkiw, also resigned as Senior Vice President of Marketing, Secretary and as a Director on May 31, 2007. Mr. Herbert Tabin, the Company’s Senior Vice President of Corporate Development and a Director, was elected to office of Secretary. Information concerning the backgrounds of Mr. Tabing has previously been furnished as part of the Company’s filings. Marc A. Saitta, the Company’s Chief Financial Officer, also a long-time colleague of Mr. Bartkiw, submitted his resignation on May 31, 2007. The Company has not elected any additional directors to replace the departing directors and has not replaced its chief financial officer.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards (“SFAS”) no. 7. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of risks are principally cash and cash equivalents (consisting of commercial paper) which often exceed the federal depository insurance limit. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any sufficient credit risks.

Property and Equipment

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

Goodwill and Other Intangible Assets

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued).

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

Software Development Costs

We account for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of June 30, 2007, all software development costs have been expensed in accordance with EITF No. 00-2 Accounting for Website Development Costs.

Income Taxes

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

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued).

Earnings Per Share

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

The amount of anti-dilutive common shares equivalent outstanding at June 30, 2007 and 2006 are as follows

	June 30, 2007	June 30, 2006
Stock Options:	456,667	38,533
Warrants:	57,360	21,333
Rights Issued to Note Holders:	36,242	4,400

Advertising Costs

The Company expenses advertising costs as incurred. The Company to date has not expended any advertising in its continuing operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

Continuing operations:
Computer equipment	$11,172
Furniture and equipment	2,271
13,443
Accumulated depreciation	(1,687)
Property and equipment, net	$11,756

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2007
	Continuing	Discontinued
	Operations	Operations
Professional fees	$54,763	$—
Consulting fees	59,338	—
Advertising	—	—
Interest	394,132	—
Salary and Payroll Taxes	290,008	40,500
Rent - Related Parties	34,590	—
Sundry operating expenses	16,428	38,085
Total	$849,259	$78,585

NOTE 5 - NOTES PAYABLE.

During November and December 2002, the Company issued nine promissory notes to eight note holders aggregating $105,000, each payable in six months at an annual interest rate of 15%. In January and February 2003, the Company issued an additional five notes aggregating $145,000 with the same interest rate and maturity dates as those issued in November and December 2002. Additionally, the placement agent was paid $10,500 in 2002 and $14,500 in 2003 representing ten (10%) percent of the proceeds of the offering. The terms of the notes provide that the principal is to be payable at the maturity date and interest is to be payable monthly in arrears. The notes are not secured by any collateral, nor are they guaranteed by any party, other than the Company. The notes rank pari passu among themselves and the notes are not senior to other debt, if any, of the Company. One note holder has converted his $25,000 note into 1,333 shares of the Company’s common stock on July 31, 2003. As of June 30, 2007 $17,246 in principal payments have been made on these notes.

In May 2003, the Company issued a director a $25,000, 20% interest bearing demand note. Subsequently, the note holders on December 31, 2003, with the exception of one note holder, agreed to accept as consideration purchase rights to acquire 6,000 shares of the Company’s common stock for $0.75 per share in exchange for (i) full satisfaction of the accrued and unpaid interest owed on their notes for the period from July 1, 2003 to December 31, 2003 which aggregated $14,583 and (ii) extending the due date of the notes at no stated interest to December 31, 2004. If the notes are not repaid by December 31, 2004, the original notes’ terms and interest commence and will apply until the notes are fully repaid. The variance between the interest waived and the fair market value of the Company’s common stock, as determined by the average of the bid and ask prices on December 31, 2003 of $15.00 per share, aggregated $85,500 and is being charged to operations as interest expense over the period from July 1, 2003 to December 31, 2004. No amortization was charged to continuing operations in 2005 and 2006 or the six months ended June 30, 2007.

On January 9, 2004, the Company issued three promissory notes in the amount of $25,000 each to one individual with interest at 15% per annum payable in one installment 60 days from the due date.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 5 - NOTES PAYABLE (Continued).

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

Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the six-month period ended June 30, 2007 of $50,459, an additional $11,700, in penalties was charged to operations.

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the six months ended June 30, 2007, these note holders were issued rights to acquire 2,601 common shares for an aggregate of $975. During this period, four note holders exercised their rights and purchased 7,600 common shares for $2,852. The fair value of the rights amounted to $22,663 and $4,860 during the six month period ended June 30, 2007 and 2006, respectively and was recorded as interest expense. Unpaid interest and penalties of $394,132 and $263,361 are included in accrued expenses at June 30, 2007 and 2006, respectively. Additionally, all notes are in default at June 30, 2007.

During May 2007, the Company issued two promissory notes in the amount of $25,000 each to one individual with interest of 10% per annum payable in one installment 60 days from the due date. The promissory notes are past due.

NOTE 6 – DUE TO STOCKHOLDER

During June 2007, one stockholder advanced $52,500 to the Company, which is due on demand.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS.

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

Lease for Corporate Offices

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease was approved by our directors that had no interest in the transaction and the rental based on advice from an unaffiliated commercial real estate broker as appropriate for this type of commercial property. The lease, effective January 8, 2007, involves office space of approximately 3,000 square feet (of a mixed-use building having 7,388 total square feet), at a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. In the first amendment to the lease, we agreed with Trackside Brothers LLC to modify the calculation of the payment of our pro rata share of the leased premises’ operating expenses to be the actual operating expenses determined each month for the prior month. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment.

The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month. During the six-month period ended June 30, 2007, $19,901 in rent was expensed related to this agreement. Payment of the base rent and operating expenses is deferred and will accrue until: (a) the Company receives financing from any source, (b) the Company’s employees and consultants (who are deferring their salaries and/or fees) are fully paid their accrued compensation/fees, and (c) the Company has sufficient funding to pay the landlord as determined by the Board. At such time that the foregoing conditions are met, the Company will pay the accrued amounts and the Company will make subsequent payments in accordance with the lease. On June 30, 2007, Vois terminated its rental agreement with Trackside Brothers LLC and leased new corporate offices. The lease, effective July 1, 2007, involves office space of approximately 500 square feet at a monthly base rent $1,200. The lease is for an initial term of one year and can be extended for an additional year at the Company’s option, with a base rental increase.

Loans Receivable

We have billed the following related companies an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during the six-month period ended June 30, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS. (Continued)

Vois Networking, Inc., owned by Mr. Gary J. Schultheis (our Chairman) and Herbert Tabin (former Senior Vice President-Corporate Development and former director) has been billed $20,466. These amounts were repaid during the six-month period ended June 30, 2007.

Trackside Brothers, Inc., owned by Mr. Gary Schultheis (our Chairman), Mr. Stephen J. Bartkiw (former director and former President and Chief Executive Officer) and Mr. Mark J. Minkin (former director, former Company Secretary and former Senior Vice President of Marketing) has been billed $18,034. These amounts were repaid during the six-month period ended June 30, 2007.

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

NOTE 8 - EMPLOYMENT AGREEMENTS,

On July 28, 2003, the Company hired a new Chief Financial Officer, pursuant to an offer letter dated June 18, 2003, for a three (3) year term with an annual base salary of $100,000, increasing to $120,000 annually after 120 days. Due to the financial condition of the Company, this CFO’s employment was terminated effective November 30, 2003 and the employment agreement was rescinded by mutual agreement, subject to certain terms and conditions. The options issued as a signing bonus were extended to November 30, 2008. On January 17, 2004, the former CFO exercised his option for the entire 4,667 shares. The former CFO is owed $26,169 in unpaid salary plus applicable taxes at June 30, 2007.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 8 - EMPLOYMENT AGREEMENTS,-(Continued)

At June 30, 2007 unpaid but accrued compensation and related taxes for these executives is $290,008. Since then, the employment agreements of Mr. Bartkiw, Mr. Minkin, and Mr. Saitta were terminated.

NOTE 9 - CAPITAL STOCK.

General

The Board of Directors on October 17, 2000 memorialized the number of common shares that each original founding stockholder subscribed for at inception. The original stockholders subscribed for 346,667 common shares at $0.075 per share. During the year ending December 31, 2002 and 2001, the Company issued an additional 1,533 and 4,867 shares, respectively, to original note holders at $.75. The Company issued in 2001 common shares in conjunction with its initial public offering which closed on December 31, 2001.

Initial Sale of the Company’s Securities to the Public

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

Common Stock Issued for Services Rendered

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 9 - CAPITAL STOCK. (Continued)

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

Common Stock Issued Through Conversion of Debt

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

During the six months ended June 30, 2007, these note holders were issued rights to acquire 2,600 common shares with a fair value of $22,663 The fair value of the note holders rights is the estimated value at April 30, May 31, and June 30 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price of $0.33; market price ranging from $7.50 to $11.00; expected volatility of 288%; a risk free interest rate ranging from 4.63% to 5.03%; and expected option life of 10 years. During this period, four note holders exercised their rights and purchased 7,734 common shares for $2,902.

Private Placements

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 9 - CAPITAL STOCK. (Continued)

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

Stock Options

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 9 - CAPITAL STOCK. (Continued)

The Company had elected to account for options granted prior to January 1, 2006 under the intrinsic value recognition measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. These directors resigned in April 2006 and the options expired by the terms of the option grants in July 2006. In addition, $37,984 was credited to operations and a reduction in additional paid-in capital was recorded during the nine month period ended September 30, 2006 as a result of these cancellations.

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

The fair value of the stock options used is the estimated value at grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 5.0%; and expected option life of 0 to 10 years.

Presented below is a summary of the status of the outstanding stock options:

The weighted-average grant-date fair value of options granted during the six month period ended June 30, 2007 and 2006 ranged from $1.50 to $5.24 and $0.001 to $0.25, respectively.

On June 7, 2007, the Board of Directors approved the issuance of 300,000 stock options to the three members of the Company's Board of Directors, 100,000 stock options to an employee of the Company and 30,000 stock options to consultants. The options vest immediately and expire at the end of five years. The exercise price of $5.25 per share for the 430,000 options granted in total was equal to the underlying securities fair value on the grant date. Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", as amended, requires the recognition of the fair value of these options to be charged to operations. Under the Black-Scholes Option Pricing Model, the fair value of the options is $2,414,936 and such amount was charged to operations in the three months ended June 30, 2007. These options were issued under the Company’s qualified stock option plan. The total compensation cost for options issued amounted to $2,411,030 and $18,992 during the six month period ended June 30, 2007 and 2006, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

On January 31, 2007, we executed a lease for our corporate offices with Trackside Brothers LLC, which company is owned by three of our directors and officers: Stephen J. Bartkiw, a director and our President and Chief Executive Officer; Gary Schultheis, our Chairman, and Mark J. Minkin, a director and our Senior Vice President of Marketing and Secretary. The lease provides for a monthly base rent $3,750 ($15 per square foot on an annualized basis), plus a proportionate share (40%) of operating expenses. In the first amendment to the lease, described below in Part II, Item 5, we agreed with Trackside Brothers LLC to modify the calculation of the payment of our pro rata share (40%) of the leased premises’ operating expenses to be the actual operating expenses determined each month for the prior month. The Company can terminate on 30 days notice, with a penalty of one month’s rent payment. The lease is for an initial term of one year and can be extended for an additional year at our option, with a base rental increase to $3,900 per month. See related party footnote.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We are a development stage company. In January 2007, we acquired various assets from Vois Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers, Messrs. Gary Schultheis and Herbert Tabin, including furniture, fixtures and equipment as well as intangible assets comprised of several web site domain names (URLs), website and software development and applicable contracts relating thereto, for a total purchase price of approximately $24,044. Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site. We believe that the acquisition of such assets is congruent with our current business direction and intentions to debut an online social commerce networking community with the adoption of a Web 2.0 business platform.

We are a social network located at domain name www.vois.com connecting our members together both socially and economically. We offer an online user-generated website and plans to eventually provide an array of services to our users including, Short Message Service (“SMS”), search and directory, interest-based and community-building channels, free and premium email and online games. Officially launched in November 2006, our goal is to become a leader in online networking for users ages 25 to 45 worldwide while at the same time enhancing our value to local advertisers who then will have the ability to target the specific demographic which contains the largest group of consumer spenders.

Our members are able to create an online profile and connect with others around shared interests. With VOIS, members can make unlimited friends and connections and then use those connections to connect personally and do business with others on a whole new level, a concept we believe to be the next step in the evolution of social media. At VOIS our goal is simple - to gather and distill the experience of people and make it accessible and tangible. Further, our objective is to give every individual an opportunity to benefit from the collective wisdom of real people and to give back by sharing their experience.

Unlike traditional social networking websites which prohibit promotion of business, VOIS is uniquely different as we encourage our members to promote themselves and their businesses by using VOIS social commerce tools. We plan to provide tools to facilitate a unique blend of social and commercial interaction, social commerce, or sCommerce. sCommerce combines social networking and online commerce, empowering peer-to-peer, business-to-consumer and business-to-business interactions and transactions influenced by individuals and communities of interest. sCommerce networking is distinct from social networking. According to Compete Inc., “By organizing connections between people, social networking sites are changing consumer behavior and making it harder for marketers to find and engage customers. Social commerce is the solution. This new approach weaves best practices from social networks and online commerce, and invites consumer participation into the marketing process.” Our goal is to develop and define social commerce networking.

We intend to generate revenue through targeted local advertising, SMS, e-commerce, data mining and enterprise services. In order to continue to grow our social network and commerce business, subject, our goal is to continue development in the following key areas:

•	Product Development,
•	Application Development,
•	Technology Infrastructure,
•	Marketing,

•	Business Development, including:
•	growing revenue and membership,
•	creating new businesses and revenue streams,
•	constantly challenging and changing traditional business initiatives to stay ahead of the evolving industry, and
•	embracing competitor partnering while preempting competitor strikes.
•	Corporate Development, and
•	Administration.

The majority of our product development and maintenance costs will be related to the VOIS.com service. We will direct and manage our product development and maintenance with contracted third parties to provide creative, website development and maintenance.

Following the purchase of assets the Vois.com website was upgraded to the new look and feel designed by Lucid Brands. Other upgrades have also been implemented including the addition of an sCommerce component as well as a customize feature, which allows members to customize their member page to their own individual tastes. Membership has grown steadily to approximately 40,000 members in August 2007. Vois.com, following the sites introduction and "Alpha" soft-launch in November 2006, was originally ranked as the 5,800,000th most visited website on the internet. During the month of June 2007, Vois.com had moved to the 4,242th most visited website in the United States and the 33,113th most visited website on the internet.

Results of Operations

Our revenues during the six months ended June 30, 2007 are the result of advertising revenues. These revenues are derived through our relationship with Google AdSense, which currently provides our ad-serving technology infrastructure. It is anticipated that these revenues may grow as the vois.com membership increases. Our operating expenses for the six months ended June 30, 2007 were $3,172,472 and included costs associated with marketing, product development and technology and general and administrative expenses, including:

•     During the six months ended June 30, 2007 we spent approximately $44,000 on marketing costs which were driven by our expenditures in brand marketing, public relations, and member acquisition. Marketing expenses consisted primarily of costs associated with market research, public relations, brand marketing and member acquisition costs. For the balance of 2007 to continue growing Vois.com it will be necessary to continue to spend on marketing costs as our expenditures will continue to be driven by brand marketing, public relations, and member acquisition. Our member acquisition programs and brand recognition are in direct correlation to our marketing costs. Based on out internal projections we expect our marketing expenditures will increase during the last six months of fiscal 2007 when compared to the first six months ended June 30, 2007. The amounts devoted to brand marketing, public relations, and member acquisition will increase even further should we be successful in obtain additional funding as discussed below,

•     We spent approximately $34,700 on product development and technology during the six months ended June 30, 2007 which included costs associated with external software development, website testing and product development. During June 2007, we renegotiated our contract with our outsourced technology provider, GMI, Inc., to include product development as well as site maintenance. Based on our current renegotiated agreement we can expect to spend approximately $60,000 for product development, technology and site maintenance during the balance of fiscal 2007,

•     During the six months ended June 30, 2007 we spent approximately $2,331,000 on general and administrative expenses, which included:

•	a non-cash expense of $2,411,030 which represents the value of options granted to our executive officers, directors, an employee, and consultants,
•
approximately $132,000 in consulting fees paid to third parties, of which $50,000 is a non-refundable fee in connection with engagement of an investment banking firm to assist us raising additional capital and the remaining amount is for professional fees to support our anticipated growth,

•	approximately $364,000 in salaries, taxes and benefits,
•	approximately $191,000 in rent and general overhead expenses which includes approximately $20,000 due to a related party representing rent due on our principal executive offices,
•	approximately $22,000 in travel and entertainment related to the development of our business,
•	approximately $53,000 in professional fees, and

Because of the change in our business model in January 2007 we do not believe that a comparison of our operating expenses for the six months ended June 30, 2006 to the six month ended June 30, 2007 would be meaningful.

General and administrative expenses are expected to rise as we continue to implement our business plan. In addition, during the balance of fiscal 2007 we will incur expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

During the six months ended June 30, 2007 we recognized interest expense of $66,364 as compared to $38,443 for the comparable period in fiscal 2006. Interest expense included interest costs of $43,701 associated with various outstanding obligations, together with an additional $22,663 which represents the value of stock purchase rights which included in the default penalties of the notes issued in 2005 as described in greater detail in Note 5 to our financial statements appearing elsewhere in this report.

We do not anticipate substantially increasing the number of our employees during the balance of fiscal 2007. Many of the positions which are anticipated to arise can be serviced by outsourcing the work to providers outside the United States. Additionally, expenditures in brand marketing, public relations, and member acquisition are often provided by companies for which we contract.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2007 and December 31, 2006:

	June 30, 2007 (unaudited)	December 31, 2006	$ of change	% of change
Working capital (deficit)	$(1,548,069)	$(703,092)	844,977	+120%
Cash and cash equivalents	$47,275	$272,710	(225,435)	-82.7%
Loans receivable - related parties	$0	$38,500	(38,500)	-100%
Total current assets	$47,275	$311,210	(263,935)	-84.8%
Total assets	$65,778	$311,210	(245,432)	-78.9%
Accounts payable and accrued expenses	$927,844	$449,302	478,542	+107%
Notes payable	$615,000	$565,000	50,000	+8.8%
Due to stockholders	$52,500	$0	52,500	+100%
Total current liabilities	$1,595,344	$1,014,302	581,042	+57.3%
Total liabilities	$1,595,344	$1,014,302	581,042	+57.3%

At June 30, 2007 we had a working capital deficit of $1,548,069, an increase approximately 120% from December 31, 2006. At June 30, 2007 our current assets decreased $263,935, or approximately 85%, from December 31, 2006 which primarily reflects a decrease in cash and loans receivable - related parties. At June 30, 2007 our current liabilities increased $581,042, or approximately 57%, from December 31, 2006 which is primarily attributable to a significant increase in accounts payable and accrued expenses and amounts due our executive officers and directors for advances made to our company.

Net cash used in operating activities for the six months ended June 30, 2007 was $310,646 as compared to $36,755 for the six months ended June 30, 2006. Included in the total increase for the fiscal 2007 period as compared to the fiscal 2006 period is an increase of $2,279,068 in our net loss. Other factors contributing to the change from period to period include:

•
non-cash adjustment of $1,593,647 to reconcile our net loss to net cash used in operating activities which reflects $1,569,297 which is the fair value of options an shares issued to our executive officers and directors, an employee, and consultants, $22,663 which represents the value of the stock purchase rights to certain note holders and $1,687 of deprecation and amortization,

•	an increase of $50,458 in accrued interest which reflects our increased borrowings, and
•
an increase of $428,084 in accounts payable and accrued expenses. Included in accounts payable and accrued expenses at June 30, 2007 is approximately $35,000 due a company in which Mr. Schultheis is a shareholder for rent.

Net cash used in investing activities for the six months ended June 30, 2007 was $20,190 as compared to $0 for the six months ended June 30, 2006. This change reflects our investment in resources for member acquisition for the Vois.com website.

Net cash provided by financing activities was $105,401 for the six months ended June 30, 2007 as compared to $40,000 for the comparable period in 2006 which represented increased borrowings and working capital advances from executive officers and directors, net of repayments.

We have generated minimal revenues since inception. Our revenues are not sufficient to pay our operating expenses and we have relied upon short-term borrowings to provide funds for working capital. At June 30, 2007 we were past due on the repayment of various promissory notes in the principal amount of $615,000. Each note provides for a monthly default late payment fee or penalty ranging from $200 per month to $500 per month. In addition to interest on the notes charged to continuing operations in the six months ended June 30, 2007 of $50,458, an additional $11,700 in penalties was charged to operations during that period. At June 30, 2007 we have accrued but unpaid interest of $393,632 which is included on our balance sheet in accounts payable and accrued expenses. The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that we are in default on the loan, one share of our common stock at $0.375 per share for each dollar of the loan. During the six months ended June 30, 2007, these note holders were issued rights to acquire 7,734 common shares for an aggregate of $2,902. We do not presently have sufficient funds to pay any of these notes.

In addition, during the six months ended June 30, 2007 we borrowed an aggregate of $102,500 under short-term notes. Of this amount $50,000 was due in July 2007 and remains outstanding and the balance of $52,500 which represents a loan by Mr. Tabin, an executive officer and director, which is due on demand. We used these funds to partly finance our operating deficit.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. At June 30, 2007 we had cash of $47,275 and our current working capital is sufficient to fund our operations until the end of the third quarter of fiscal 2007. While we do not have any capital commitments, we estimate that our working capital needs are approximately $750,000 for the next 12 months. In addition to funds necessary to fund our recurring operating expenses and funds to satisfy the past due and short terms notes discussed above, we will need to raise significant additional capital to continue to implement our business model. Our future capital requirements depend primarily on the rate at which we can increase our revenues and thereby decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, attain and retain a customer base, and our ability to attract key personnel as we grow.

We have engaged an investment banking firm to advise us on capital raising strategies. We cannot, however, assure you we will be successful in raising working capital as needed. We are currently exploring several financing opportunities, however, we do not have any firm commitments from any third parties to provide working capital to our company and there are no assurances we will obtain such commitment upon terms and conditions acceptable to us. Accordingly, there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results for the next 12 months. If we are unable to raise additional capital, we may be unable to continue our operations and our stockholders could loose their entire investment in our company.

Critical Accounting Policies

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of our significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.
We assess potential impairment of our long-lived assets, which includes our property and equipment and our identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. We must continually determine if a permanent impairment of our long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Item 3.  Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our President concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period between April 1, 2007 to June 30, 2007, we issued stock rights to six note holders which are convertible into 2,600 shares of common stock at an exercise price of such stock rights is $0.33 in transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of President
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
32.1	Section 1350 certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

VOIS, INC.

August 10, 2007	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer