Form 10-KT
period 2007-09-30
VOIS Inc.
filed 2007-12-26
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007
COMMISSION FILE NUMBER: 000-33035

VOIS Inc.
(Name of small business issuer in its charter)

DELAWARE	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 CORPORATE BOULEVARD, N.W., SUITE 306	33431
(Address of principal executive offices)	(Zip Code)

ISSUER'S TELEPHONE NUMBER:	(561) 948-4193

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
NONE
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $4,258 for the transition period ended September 30, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $18,155,526 on December 20, 2007.

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 5,459,754 shares of common stock are issued and outstanding as of December 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual in its entirety, including the risks described in Part I - Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

CHANGE IN FISCAL YEAR

In September 2007 we changed our fiscal year end from December 31 to September 30. In accordance with the rules and regulations of the Securities and Exchange Commission, the financial statements included elsewhere herein reflect our results of operations for the nine months ended September 30, 2007 (audited) and 2006 (unaudited). When used in this report, "fiscal 2007" means the nine months, or transition period, ended September 30, 2007 and "fiscal 2006" means the year ended December 31, 2006.

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” " we," "our," and "us" refers to VOIS, Inc. a Delaware corporation. All share and per share information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006. The information which appears on our web site is not part of this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We are a social network located at domain name www.vois.com connecting our members together both socially and economically. We offer an online user-generated Web site and plan to eventually provide an expanding array of services to our users. Officially launched in November 2006, our goal is to become a leader in online networking for users ages 25 to 50 worldwide while at the same time enhancing our value to local and national advertisers who then will have the ability to target the specific demographic which contains the largest group of consumer spenders.

Our services are designed to provide members with an appealing online environment to allow them to be creative and interact with each other. On the VOIS social networking Web site, we enable members to locate and interact with acquaintances for free. The membership base and the extensive user generated content posted on VOIS’ Web site assists us in acquiring new members. This valuable content also brings existing members back to the VOIS sites, with a significant number of our members visiting our Web site on a recurring basis. Our advertising product offering consists of banner, button, and text-link advertisements that appear on pages within VOIS.

We are a development stage company. In February 2007, we acquired various assets from Vois Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers. Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site. We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform. Our revenues during fiscal 2007 are the result of advertising revenues derived through our relationship with Google AdSense, which currently provides our ad-serving technology infrastructure.

Following the purchase of assets, the Vois.com Web site was upgraded to the new look and feel. Other upgrades have also been implemented including the addition of an sCommerce component as well as a customize feature which allows members to customize their member page to their own individual tastes. Membership has grown steadily to approximately 66,000 members in November 2007. Vois.com, following the sites introduction and "Alpha" soft-launch in November 2006, was originally ranked as the 5,800,000th most visited Web site on the Internet. In December 2007 we were ranked the 8,116th most visited Web site in the world by Alexa.com, an Amazon.com company.

We intend to continue building our model based on a 2003 Goldman Sachs Research Papers entitled - Global Economics Paper No. 66: “The World Needs Better Economic BRIC’s” and Global Economics Paper No. 134 “How Solid are the BRICs?”. In the Goldman research reports, Goldman highlights the fastest growing nations and has dubbed them with the two acronyms BRIC’s and N-11. BRIC’s standing for (Brazil, Russia, India and China) representing the fastest growing economies and N-11 or what are being called the Next-11 representing the next 11 countries to emerge as future important economies such as Bangladesh, Egypt, Indonesia, Iran, Korea, Mexico, Nigeria, Pakistan, Philippines, Turkey and Vietnam. Due to the incredible growth rates of the BRIC economies, their combined GDP is predicted to overtake the combined GDP of the major developed economies of the US, Western Europe, and Japan in the next 40 years or less. According to the CIA World Factbook, the BRIC collective presently possesses more mobile phones and Internet users than in U.S., while the Internet News Agency reports that the BRIC middle class is expected to exceed 800 million in the next 10 years, a demographic larger than the United States, Western Europe and Japan combined.

Social networking growth is quickly becoming a worldwide phenomenon. As of the end of 2007, Asia will account for 35% of the world's social networking users, with 28% of users in Europe, the Middle East and Africa, 25% in North America, and 12% in the Caribbean and Latin America, according to research firm Datamonitor Plc. We have made significant inroads in obtaining market share in many of the BRIC and N-11 nations. According to Alexa.com, we are ranked within the top 15,000 websites worldwide and within BRIC and N-11 nations we are already within the top 5,000 websites in Egypt (582), Iran (3,024) and Vietnam (1,853), within the top 10,000 websites in Indonesia (5,051), the Philippines (8,035) and within the top 20,000 websites in India (13,722) and Mexico (18,702). It is our goal to become a top 100 website within most of the BRIC and N-11 nations within the next year and we plan to pursue more market share to expand global reach by launching localized language-specific content-specific versions of our website in each of the BRIC Countries and the N-11.

Industry Background

Online Social Networking. Online social networking is rapidly growing and evolving to include a broad spectrum of Web sites and online services. From a category that attracted a relatively small number of users a few years ago, during June 2007, social networking Web sites attracted approximately 464.4 million unique visitors worldwide and an average of 155.4 million daily visitors according to comScore MediaMetrix, an Internet industry research company.

The Internet has helped bridge boundaries as a new communications platform. Email was an early means by which people communicated on the Internet. However, email by itself does not help people find others with common interests or backgrounds. Online social networking Web sites were developed to facilitate the social interaction of large numbers of individuals and are becoming increasingly popular for socializing with friends, family and colleagues. Widespread adoption of broadband Internet access, digital photography and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet.

People have a fundamental drive to connect with others, be part of a community, express themselves and maintain personal relationships. Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school or workplace. People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends. Social networking Web sites fulfill a number of different needs, allowing users to find and connect with individuals from their past and interact with new people based on shared interests, goals or other criteria. Many social networking Web sites and services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat and discussion groups. Many advertisers, recognizing that consumers spend an increasing amount of time online, view social networking Web sites as an attractive marketing medium for their products and services. According to eMarketer, an independent Internet industry research firm, advertising spending on social networking Web sites is expected to increase more than 600%, from $350 million in 2006 to $2.5 billion in 2011 in the United States.

Online Direct Marketing. The Internet is a growing channel for advertisers and for consumers to find and purchase goods and services. According to IDC, a market research firm in the information technology industry, total advertising spending on the Internet is expected to almost double, from $16.9 billion in 2006 to $31.4 billion in 2011. In addition, more consumers are shopping online for goods and services. According to an April 2007 report by IDC, the number of unique buyers in the United States using the Internet to purchase goods or services is expected to grow from approximately 113.7 million in 2006 to approximately 170.0 million in 2010. As a result of this growth, advertisers are seeking effective ways to target and reach online consumers.

Online direct marketing enables advertisers to target consumers in ways that are generally impractical with traditional direct marketing channels. Online marketing programs often have the ability to segment members based on personal interests, purchasing behavior and demographic profiles in order to create highly targeted advertising campaigns, thereby optimizing value to the advertiser. Online marketing services use points as an incentive for members to update their personal interest profile, helping advertisers reach consumers interested in purchasing their products and services. Online marketing services can also easily measure click-through rates on display advertising and response rates to email offers, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers.

The online advertising market in the US is expected to grow at a compounded annual growth rate (CAGR) of 9.6% from $21.7 billion in 2007 to $31.3 billion by 20111. Likewise, the global online market is expected to grow at a CAGR of 14.7% from $31.3 billion to $54.0 billion in the same time frame. This growth is lower than the growth experienced from 2003 to 2006, which grew at a CAGR above 30% for both US and global markets. On the other hand, the Social Networking advertising market is expected to grow three times faster, at a CAGR of 32% for the US, from $0.865 billion in 2007 to $2.6 billion by 20112. The Global Social Networking advertising market is also expected to grow at a CAGR of 32%, from $1.2 billion to $3.4 billion in the same time frame3.

Our Strategy

Our objective is to advance our position in online social networking and online marketing. Key elements of our business strategy include the following:

•    Enhance member experience and engagement on our Web site. We intend to continue to increase and improve our service offerings through our social networking and marketing platforms. We intend to enhance the functionality of our social networking services to provide our members with an easier and more entertaining way to interact and share a wider variety of content, such as video emails and enhanced profile functionality. We also intend to leverage third-party content from various eras, such as relevant sports, celebrity and other content. We plan to add features designed to provide our members with a more personalized experience.

•    Expand our membership base. We plan to continue to increase consumer awareness of our brands and build upon our market leadership position in order to expand our membership base. We intend to improve the registration process on of our Web site, with the goal of making them more user-friendly and effective. In addition to continuing to market our services through our historical online channels, we intend to evaluate and implement, a variety of marketing techniques, including co-registrations, referral programs and search engine optimization techniques, to generate new members, all with the goal of decreasing our member acquisition costs.

•    Increase monetization of our Web site. We intend to increase advertising revenues by enhancing the value of our services to our members as well as to advertisers. We believe our strategy of enhancing member experience and engagement on our social networking Web sites will increase the frequency of visits and the time spent on our Web site, resulting in both increased advertising inventory and targeting opportunities. We intend to capitalize on this opportunity and increase our advertising revenues by working with brand advertisers seeking to reach relevant online consumers. We intend to develop additional sophisticated methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

•    Pursue strategic acquisitions and international expansion opportunities. We intend to actively identify and assess a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies, and we plan to continue to evaluate opportunities to expand internationally. We intend to actively identify and assess a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies, expand our geographic reach or that complement our existing businesses. We plan to continue to evaluate opportunities to expand internationally. We believe that the fundamental consumer value propositions of our services are also applicable to a number of territories outside the United States, many of which are underdeveloped in terms of online social networking services and online loyalty marketing services.

1 Sources: ZenithOptimedia, Jupiter, eMarketer, IDC, VOIS, Inc. estimates
2 Sources: eMarketer, VOIS, Inc. estimates
3 Sources: IBIS

Our Services

On the VOIS social networking Web site, we enable users to locate and interact with acquaintances. The membership base and the extensive user generated content posted on VOIS’ Web site assists the company in acquiring new members. This valuable content also brings existing members back to the VOIS sites, with a significant number of our members visiting our Web site on a recurring basis.

Basic membership is free and provides members with access to a number of interactive features. Visitors to Vois can become free members by completing the registration process and providing their name, age, and a valid, confirmed email address. In addition, members can elect to provide information about their personal interests and can post photos.

Free members have free access to the following features:

•    Search. Members can use our search feature to locate individuals within communities of interest and to browse our member database.

•    Post profile information. Members can post information about themselves, including personal profiles, biography information, photos, affiliations and answers to our multiple choice questions about life, love, family and hobbies.

•    View editorial content. Members can view other members' posted information, including personal profiles, biography information, photo albums, affiliations and Q&As.

•    Internal Email. Members have the ability to send emails through our Web site to other Vois members and respond to email messages received.

•    Read message boards. Members have access to, and can read messages posted on, our interest group messages boards encompassing a range of topics.

VOIS has developed advertising products consisting of banner, button, and text-link advertisements that appear on pages within VOIS. The home page is the most valuable, while the member pages allow the advertiser to target its messages based on member profiles

We intend to augment our existing services with the addition of the following services:

•    Media Services. To allow advertisers to directly market their products or services to members through a variety of media services, including email, newsletters, exclusive member offers and Web site placements.

•    Market Research and Online Surveys. We may deliver market research surveys, on behalf of market research companies, to a targeted audience. We believe that our member base provides a strong likelihood that the desired number of qualified survey applicants will be available.

We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties, including our Web site development team in India and our hosting partner in San Antonio, Texas. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Web site development, maintenance and hosting services.

We believe that reliable customer service and support are important to retaining members. We continually monitor the quality of our customer service operations and seek feedback from members in order to improve these services. We offer a variety of online self-help customer service tools on our social networking Web site, including advice, tips, an internal search engine, step-by-step solutions and answers to frequently asked questions. In addition, our members may directly submit a query or customer service request via email through the Web site. Our technology systems are designed for the efficient processing of customer requests, and we generate automated emails to all online questions submitted by our members.

In order to continue to implement our social networking business, subject to our financial resources, we need to develop and implement functional areas within our company to include the following key areas:

•    Product Development, which area is intended to be responsible for defining the overall direction of the product based upon input from senior management in all disciplines within our company along with market research data that may include focus groups.

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

•    Business Development, which area is intended to be responsible for creating shareholder value through growing revenue and membership, creating new businesses and revenue streams, constantly challenging and changing traditional business initiatives to stay ahead of the evolving industry and embracing competitor partnering while preempting competitor strikes.

•    Corporate Development, which area is intended to be responsible for identifying, negotiating and implementing new business opportunities, strategic initiatives and potential acquisitions

•    Administration, which area is intended to be responsible for all company support areas such as finance and accounting, business support technology, legal, human resources and other applicable support functions.

Marketing

We are targeting the most affluent age demographic. According to an October 2006 analysis by comScore Media Metrix, more than half of U.S. visitors to select major social networking sites are now 35 and older. This analysis contradicted the widely-held perception of social networking sites, such as MySpace.com, as interchangeable parts of a youth-oriented phenomenon. Accordingly, comScore Media Metrix’s found that more than 51% of MySpace.com visitors are over 35, with the largest percentage of visitors to MySpace.com (40.6%) being between the ages of 35 and 54.

To take advantage of opportunities presented by the online social network market, VOIS’ marketing plan is designed to maximize revenues and minimize marketing expenses. The company understands that to be successful, it needs to maximize its exposure in the global online community as well as with major fortune 1,000 companies. VOIS’ marketing plan is based on the strategy to become a recognized leader in the 25 to 50 age online social network participants, with competitive products and value added services. Our marketing efforts for our social networking services are focused primarily on attracting new members worldwide. Our primary channel for acquiring free members is online advertising. We attempt to vary our marketing resources to take advantage of changes in the online market, increasing our spending when the cost to acquire a new member is lower. This strategy can cause our advertising expenses to vary significantly from period to period. We also engage in a variety of other marketing activities to build our brands as well as to acquire new free accounts, including online search initiatives, sponsorships and, from time to time, radio, television and print advertising.

Our marketing plan is based on the following key components:

•    marketing via online ads,
•    a comprehensive public relations campaign, and
•    other marketing initiatives, including overseas markets where costs are lower.

In addition, we are evaluating a number of methods to enhance the network effect of our services to encourage members to invite friends and family to join the VOIS network. We intend to continue to evaluate and engage in a variety of marketing channels to cost effectively acquire new members and promote our brands.

Competition

Our market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As our market continues to evolve, we believe that demand will be met by a number of large social networking companies. We believe the factors that drive long term success are the ability to build a large and active user base and the ability to monetize that user base through subscriptions or advertising. By far, the largest and most dominant site is MySpace.com, followed by Facebook.com, Bebo.com, Orkut.com and Friendster.com. MySpace is the top social networking site according to Hitwise. Facebook is the 7th most visited Web site and the second most visited social Web site in the world, according to Alexa Internet and Hitwise respectively. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. Most of our competitors are well-established networks and have substantially greater financial resources than we have. There are no assurances we will ever effectively compete in our target market.

Intellectual property

We own all source code and intellectual property rights associated with our Web site. We regard our domain names, trademarks, trade secrets and similar intellectual property as valuable to our business, and will rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. In February 2007, we applied for federal registration of the mark “VOIS” as our trademark, however, completion of our application for this trademark may not be successful.

In addition to www.vois.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property.

Government Regulation

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

Network neutrality is the principle that Internet users should be in control of what content they view and what applications they use on the Internet. The Internet has operated according to this neutrality principle since its earliest days. Net neutrality is now being actively being considered by the United States Congress. Our proposed business operations could be materially impacted by legislation that does not safeguard net neutrality as it has been in effect, and our costs of operation could increase substantially in an environment where net neutrality was not required to be observed by telecommunications carriers in their pricing.

In our business activities as a social commerce network, the Internal Revenue Service may take the position that we are a “broker” and required to report users’ sales to the IRS, if a certain sales volume is surpassed. A requirement such as this could have adversely affected the growth of e-commerce in our network and have an adverse impact on our members and on our business.

The application of indirect taxes, such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax, to e-commerce businesses and to our potential users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. The application of existing, new, or future laws could have adverse effects on our business.

Several proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is scheduled to expire in November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

Agreements with VOIS Partners LLC and former officers and directors of our company

On October 31, 2007 we entered into Stock Purchase Agreements with VOIS Partners LLC each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, our President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements,

•    Trackside Brothers LLP agreed to sell the 100,000 shares of our common stock it owns to VOIS Partners LLC. Mr. Schultheis, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of our company, are the members of Trackside Brothers LLP,

•    Carrera Capital Management, Inc. agreed to sell the 1,200,000 shares of our common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

•    JAB Interactive LLC agreed to sell the 1,200,000 shares of our common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

The transactions are to close no later than April 1, 2008, and at closing we agreed to satisfy certain payable to each of Messrs. Bartkiw and Minkin as well as other third parties in the aggregate amount of approximately $328,000. Subject to the closings of the transactions, the certificates representing the shares have been placed in escrow. The agreements each contain customary indemnification provisions and at the closings the parties will enter into general releases.

Our History

We were incorporated in the State of Delaware on May 19, 2000 initially under the name Medical Records by Net, Inc. In October 2000, we changed our name to Lifelink Online, Inc., in January 2001, we changed our name to MedStrong Corporation and in March 2001 the company name was changed to MedStrong International Corporation.

In February 2007, we acquired various assets from Vois Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers, Messrs. Gary Schultheis and Herbert Tabin, including furniture, fixtures and equipment as well as intangible assets comprised of several Web site domain names (URLs), Web site and software development and applicable contracts relating thereto, for a total purchase price of $24,044. In March 2007, the company’s name was changed to VOIS Inc.

Employees

As of December 20, 2007, we have three full-time employees, including our executive officer, and one part-time employee. As set forth elsewhere herein, we outsource our website development and our hosting services to third parties which permits us to reduce our general overhead and operating expenses.

RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock. Before you invest in our securities, you should be aware that there are various risks. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have only a limited operating history, have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In fiscal 2006, we generated no revenues, incurred operating expenses of $120,388 from continuing operations, and a net loss of $225,194. During fiscal 2007 we commenced our current operations and we have reported only nominal revenues since then. For the transition period ended September 30, 2007, we had a net loss of $3,710,507, cash used in operations was approximately $386,799, and we had a working capital deficiency of $1,734,326 at September 30, 2007. There is no assurance that we will be able to implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to execute our business plan and fund our ongoing operations will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At September 30, 2007, we had cash on hand of approximately $7,000. We need to raise significant additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any firm commitments to provide capital and we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, implement our business model and continue as a going concern is in jeopardy. In this event, you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2007 and for the fiscal period then ended raises substantial doubts about our ability to continue as a going concern based upon our losses since inception, working capital and stockholders' deficiencies. If are unable to raise additional capital as needed, we cannot assure you that we will continue as a going concern.

We face increasing competition that could result in a loss of users and reduced revenues or decreased profits.

The market for our products and services is competitive, and we expect competition to significantly increase in the future. As a result of the growth of the social networking market, in addition to the existing competitors we anticipate that a number of additional companies will attempt to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their offerings to become more competitive. As we broaden our services and evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest. The majority of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do. If our competitors are more successful than we are in attracting users, our ability to attain a large and growing user base will be adversely affected. If our competitors provide similar services for free, we may not be able to charge for any of our services. Competition could have a material adverse affect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our ability to substantially grow our revenues in future periods could be adversely affected.

Failure to increase the number of our members for our social networking services would cause our business and financial results to suffer.

Our success depends upon our ability to increase our base of members because we generate advertising revenues as a result of our free members. In addition, the larger our membership base the more revenues we will be able to generate in future periods through the sale of valued-added services. Our ability to increase our base of members is dependent upon attracting users to our Web site, and we face significant competition in our market segment. Failure to increase our base of members could have a material adverse effect on our business and on our ability to implement our strategies.

We may be unable to increase our advertising revenues.

We compete for advertising revenues with portal companies, social networking Web sites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, content aggregation companies, major Internet service providers and various other companies that facilitate Internet advertising. We also compete with traditional offline advertising media, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if our technology and advertising serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. While social networking Web sites have attracted significant online audiences and, as a result, the attention of advertisers, certain aspects of many social networking Web sites pose challenges for advertisers. For example, many branded advertisers want the ability to deliver targeted advertisements to users with certain desirable demographics and demonstrated purchasing ability. However, not all social networking Web sites collect comprehensive demographic data on their members, and many enable users to create "alias" identities whose related profiles may contain incomplete or inaccurate information. In addition, members on social networking Web sites may post forms of user generated content with which advertisers may not want their products or services to be associated. Many social networking Web sites also face challenges in attracting, retaining and monetizing online audiences. While there is a wide range of online social networking Web sites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. If we fail to persuade companies to advertise on our Web site, our potential ability to generate advertising revenues in future periods will be adversely affected. Given our limited operating history and the other challenges we face in developing our brand we may never be successful in generating significant advertising revenue which will materially impact our growth in future periods.

We engage in a number of related party transactions, and our Board is not controlled by independent directors.

From time to time we have engaged in a number of material related party transactions with companies owned or controlled by our executive officers and directors, including the purchase of assets believed on favorable terms to the company, which comprise our business, payment of expenses on behalf of these entities and the sale of securities to these entities. These affiliated transactions may from time to time result in a conflict of interest for our management. Because these transactions are not subject to the approval of our stockholders and these executive officers comprise a majority of our Board of Directors, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

We have approximately $590,000 principal amount of debt due unrelated third parties which we have not repaid and which is in default. These notes contain default penalties.

At September 30, 2007, we owed an aggregate of approximately $950,000, including $590,000 of principal and approximately $360,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. While none of the notes are secured, each include default penalties which provide that for every 30 days that we are in default on the loan the note holder has a stock purchase right to purchase one share of our common stock at $0.375 per share for every $1.00 of the loan amount. During the transition period ended September 30, 2007 these note holders were issued rights to purchase 4,800 shares of our common stock. The fair value of these rights was $46,438 for which we recognized interest expense. We are presently past due on all of these obligations and do not have sufficient cash to satisfy these notes. If one or more of the note holders should obtain a judgment against us for the amounts owed, our ability to implement our business strategy and continue our business and operations as presently conducted would be in jeopardy and we could be forced to cease operations.

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

We believe that our future success depends on our ability to develop revenue from our operations, of which we have a very limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	attract a large audience to our community;
•	increase awareness of our brand and attempt to build member loyalty;
•	attract advertisers and marketers;
•	maintain and develop new, strategic relationships;
•	derive revenue from our members from premium based services;
•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; and
•	attract and retain qualified management and employees.

Our future success and our ability to generate revenues depend on our ability to successfully deal with these risks, expenses and difficulties. Our management has no experience in operating a company such as ours. There are no assurances we will be able to successfully overcome any of these risks.

We intend to rely on interactive marketing sales as a significant part of our future revenue. The online advertising market is subject to many uncertainties, and we may never generate any significant revenues from interactive marketing sales.

Our business model relies on significant revenues from the sale of interactive marketing inventory on our network. The growth of online interactive advertising and marketing is subject to many uncertainties. Our ability to generate interactive marketing and advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

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

Our growth in interactive marketing revenues, to a certain extent, will also depend on our ability to continually increase the advertising space on our network. Further, the increasing usage of interactive marketing blocking software may result in a decrease of our potential interactive marketing revenues as the advertisers and marketers may choose not to advertise on our social commerce network if such blocking software is widely used. Finally, advertising spending is subject to many uncertainties and has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. If we are unable to generate significant revenues from the sale of interactive marketing, our business model may not succeed.

We could be subjected to claims and incur compliance costs related to improper conduct by users.

We plan to operate Web sites that facilitate social interaction among users, which can facilitate unlawful behavior by these users. The terms of use of our Web sites will prohibit a broad range of unlawful or undesirable conduct. Nevertheless, although we intend to put in place a variety of measures to enforce these terms of use, the nature of online social interaction poses enforcement challenges. We may be unable to block access in all instances to users who are determined to gain access to our sites for improper motives. Although we do not believe that current law subjects us to liability for the activities of such users, this area of law is unsettled. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users. Investigating and defending any of these types of claims could be expensive, even to the extent that the claims do not ultimately result in liability.

Our common stock and certain of our warrants are currently quoted on the OTCBB, but trading in the securities is limited, and trading in these securities is, or could be, subject to the penny stock rules.

Currently, our common stock and certain of our warrants are quoted on the OTC Bulletin Board. The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop. Additionally, securities which trade at less than $5.00 per share, such as our securities, are considered a “penny stock,” and subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements would severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

Our securities could be removed from quotation on the OTCBB if we fail to timely file our annual or quarterly reports. If our common stock was no longer eligible for quotation on the OTCBB, the liquidity of our stock may be further adversely impacted.

Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers, Inc. (FINRA), in 2005 which is informally known as the "Three Strikes Rule", a FINRA member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer's common stock has been removed from quotation on the OTCBB twice in that two year period. If we were to fail to file to timely file our reports our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. The Pink Sheets offers a quotation service to companies that are unable to list their securities on the OTCBB or a stock exchange. The requirements for listing on the Pink Sheets are considerably lower and less regulated than those of the OTCBB or an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending September 30, 2008. In addition, for our fiscal year ending September 30, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We have yet to being evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as presently required. We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404 and do not presently have sufficient resources to funds these costs. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

Provisions of our Certificate of Incorporation and Bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporations Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 500 square feet of executive office space from an unrelated third party under a lease expiring in July 2008 at a monthly base rent $1,200. We believe that these facilities are sufficient for our needs. If we should elect not to renew the lease upon the expiration of the term, we do not anticipate having any difficulty in renting other, suitable facilities at a comparable rate.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "VOIS." The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. All information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006.

	High	Low
Fiscal 2006
January 1, 2006 - March 31, 2006	$4.50	$0.45
April 1, 2006 - June 30, 2006	$2.625	$1.35
July 1, 2006 - September 30, 2006	$2.625	$1.425

Fiscal 2007
October 1, 2006 - December 31, 2006	$7.55	$2.25
January 1, 2007 - March 31, 2007	$22.00	$7.35
April 1, 2007 - June 30, 2007	$12.30	$7.65
July 1, 2007 - September 30, 2007	$8.00	$3.30

On December 20, 2007, the last reported sale price of the common stock on OTC Bulletin Board was $6.00 per share. As of December 20, 2007 there were approximately 36 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are a social network connecting our members together both socially and economically. We offer an online user-generated Web site and plan to eventually provide an expanding array of services to our users. Officially launched in November 2006, our goal is to become a leader in online networking for users ages 25 to 50 worldwide while at the same time enhancing our value to local and national advertisers who then will have the ability to target the specific demographic which contains the largest group of consumer spenders.

We are a development stage company. In February 2007, we acquired various assets from Vois Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers. Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site. We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform. Our revenues during fiscal 2007 are the result of advertising revenues derived through our relationship with Google AdSense, which currently provides our ad-serving technology infrastructure.

Our objective is to advance our position in online social networking and online marketing. As described in greater detail earlier in this report, the key elements of our business strategy include:

•    enhancing member experience and engagement on our Web site,
•    expanding our membership base,
•    increasing monetization of our Web site, and
•    pursuing strategic acquisitions and international expansion opportunities.

In order to accomplish the foregoing, we will need to make improvements to our Web site to enhance the functionality of our social networking services, add features designed to provide our members with a more personalized experience and improve the registration process. In addition, while we intend to continue to market our services through our historical online channels, we will also need to expand our marketing efforts to include a variety of marketing techniques, such as co-registrations, referral programs and search engine optimization techniques, to generate new members, all with the goal of decreasing our member acquisition costs. During fiscal 2008 we anticipate that we will be required to invest approximately $300,000 in additional Web site development costs.

As advertising revenues are a key driver of our model, our goal is to increase advertising revenues by enhancing the value of our services to our members as well as to advertisers. To accomplish this goal, we will need to expand our efforts and begin to work with brand advertisers who are seeking to reach relevant online consumers. This will require us to develop additional sophisticated methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile. During fiscal 2008 we anticipate that we will be required to spend approximately $1,000,000 for marketing.

Finally, in addition to the planned organic growth of our business, our model is also based upon growth through the acquisitions of a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies. As we have not yet identified any likely targets we are unable to quantify the amount of capital necessary to consummate one or more acquisitions and to integrate those acquisitions into our company.

In addition to the capital necessary for additional Web site development costs, marketing expenses and any potential acquisitions, we will need working capital to fund our overhead expenses. We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Web site development, maintenance and hosting services. This strategy has allowed us to efficiently operate during fiscal 2007. We intend to continue this strategy into fiscal 2008. We also intend to outsource our branding and marketing programs to specialized industry professionals. Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2008. During fiscal 2008 we will also be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate the effectiveness of our internal controls over financial reporting. We are unable at this time to quantify the costs of this action, but anticipate that it will be approximately $20,000. We anticipate that our operating costs, including the costs of the Section 404 compliance, will be approximately $1.5 million in fiscal 2008. Since our acquisition of assets in February 2007 as described earlier in this section, our capital needs have been funded by advances made to us by our executive officers. We do not have the funds available to fund any of these expenses and, accordingly, we are seeking to raise capital through the sale of our securities. Finally, in addition to the foregoing, we will also need to raise capital during fiscal 2008 to satisfy our outstanding debt obligations in the aggregate amount of approximately $1.1 million.

We have experienced losses and negative cash flows from operations since inception and at September 30, 2007 we have an accumulated deficit of approximately $7.5 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VOIS, Inc.

We have audited the accompanying balance sheet of VOIS, Inc. (a development stage company) as of September 30, 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS, Inc. as of September 30, 2007 and the results of their operations and their cash flows for the nine months ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $7,454,970 and $3,782,447 respectively, for the nine months ended September 30, 2007 and the year ended December 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 18, 2007

19

Independent Auditors' Report

To the Board of Directors and Stockholders
of VOIS, Inc.

We have audited the accompanying balance sheet of VOIS, Inc. (A Development Stage Company) as of December 31, 2006, and the related statement of operations, stockholders’ equity (capital deficiency) and cash flows for the year ended December 31, 2006 and for the period from May 19, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS, Inc. (A Development Stage Company) at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from May 19, 2000 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company as a development stage company has incurred losses since inception. In addition, the Company has working capital and stockholders' capital deficiencies of $703,092 at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
New York, New York
March 30, 2007

20

Our financial statements are contained in pages F-1 through F-16, which appear at the end of this annual report.

VOIS INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2007

ASSETS
Current Assets:
Cash	$7,273
Total current assets	7,273

Website development costs, net of accumulated amortization of $3,313	49,687

Property and equipment, net of accumulated depreciation of $2,699	10,744
Other assets	8,197
Total assets	$75,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$648,974
Notes payable and accrued interest	951,458
Note payable to related party and accrued interest	36,667
Due to executive officers	104,500
Total current liabilities	1,741,599

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 5,448,954 shares issued and outstanding	5,449
Additional paid-in capital	5,783,823
Deficit accumulated during the development stage	(7,454,970)

Total stockholders’ deficit	(1,665,698)

Total liabilities and stockholders’ deficit	$75,901

See Notes to Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Nine-month period ended			Cumulative For the Period
	September 30,		Year ended	From May 19, 2000 (Inception)
	2007	2006	December 31, 2006	to September 30, 2007
		(Unaudited)		(Unaudited)

Revenues	$4,258	$-	$-	$5,964

Operating expenses:
Selling, general & administrative	3,590,011	69,914	120,388	3,820,911
Total operating expenses	3,590,011	69,914	120,388	3,820,911

Operating loss	(3,585,753)	(69,914)	(120,388)	(3,814,947)

Other expense:
Loss on investment in A.D. Pharma	-	-	-	125,000
Interest expense	121,004	109,388	143,697	442,962
Interest expense-related party	3,750	3,750	5,000	11,667
	124,754	113,138	148,697	579,629

Loss from continuing operations	(3,710,507)	(183,052)	(269,085)	(4,394,576)

Income (loss) from discontinued operations	-	-	43,891	(3,060,394)

Net loss	$(3,710,507)	$(183,052)	$(225,194)	$(7,454,970)

Per share data- basic and diluted:
Loss from continuing operations	$(0.68)	$(0.22)	$(0.18)
Income (loss) from discontinued operations	$-	$-	$0.03
Net loss	$(0.68)	$(0.22)	$(0.15)

Basic and diluted weighted average common shares outstanding	5,447,973	829,899	1,469,007

See Notes to Financial Statements.

VOIS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2005 to September 30, 2007

								Total
	Preferred Stock		Common Stock		Stock Subscription	Additional	Accumulated	Stockholders'
	Shares	$	Shares	$	Receivable	Paid-in Capital	Deficit	Equity

Opening balance, January 1, 2000	-	$-	-	$-	$-	$-	$-	$-
Shares issued to founders	-	-	346,667	347	(26,000)	25,653	-	-
Fair value of purchase rights issued to private placement	-	-	-	-	-	14,700	-	14,700
Net loss	-	-	-	-	-	-	(79,157)	(79,157)
Balance, December 31, 2000	-	-	346,667	347	(26,000)	40,353	(79,157)	(64,457)

Payments of stock subscriptions	-	-	-	-	26,000	-	-	26,000
Exercise of stock rights by note holders	-	-	4,867	5	-	3,645	-	3,650
Shares issued for services	-	-	2,667	3	-	197	-	200
Shares issued pursuant to private placements	-	-	57,360	57	-	2,150,943	-	2,151,000
Fees associated with issuance of stock	-	-	-	-	-	(537,491)	-	(537,491)
Fair market value of purchase rights to be issued in private placement	-	-	-	-	-	251,288	-	251,288
Net loss	-	-	-	-	-	-	(1,151,807)	(1,151,807)
Balance, December 31, 2001	-	-	411,560	412	-	1,908,935	(1,230,964)	678,383

Exercise of stock rights by note holders	-	-	1,533	2	-	1,148	-	1,150
Shares issued for services	-	-	2,347	2	-	108,348	-	108,350
Net loss	-	-	-	-	-	-	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	-	-	415,440	416	-	2,018,431	(2,378,614)	(359,767)

Shares issued pursuant to private placements	-	-	5,467	5	-	92,182	-	92,187
Exercise of stock option			1,600	2		29,998	-	30,000
Conversion of note payable into common stock			1,333	1		24,999	-	25,000
Shares issued for services			1,467	1		23,749	-	23,750
Compensatory element of stock option grants	-	-	-	-	-	211,650	-	211,650
Compensatory element of stock purchase rights	-	-	-	-	-	85,500	-	85,500
Net loss	-	-	-	-	-	-	(883,983)	(883,983)
Ending balance, December 31, 2003	-	-	425,307	425	-	2,486,509	(3,262,597)	(775,663)

Exercise of stock option	-	-	4,667	5	-	345	-	350
Shares issued pursuant to private placements	-	-	7,333	7	-	54,993	-	55,000
Shares issued for payment of royalties	-	-	1,333	1	-	4,999	-	5,000
Net income	-	-	-	-	-	-	2,363	2,363
Ending balance, December 31, 2004	-	-	438,641	438	-	2,546,846	(3,260,234)	(712,950)

Compensatory element of stock rights grants	-	-	-	-	-	4,860	-	4,860
Exercise of stock purchase rights	-	-	800	1	-	299	-	300
Net loss	-	-	-	-	-	-	(259,035)	(259,035)
Ending balance, December 31, 2005	-	-	439,441	439	-	2,552,005	(3,519,269)	(966,825)

Shares issued pursuant to private placements			5,000,044	5,000	-	435,050	-	440,050
Exercise of stock purchase rights			1,467	1	-	549	-	550
Shares issued for services			-	-	-	-	-	-
Compensatory element of stock option grants			-	-	-	24,766	-	24,766
Compensatory element of stock purchase rights			-		-	23,561	-	23,561
Net loss	-	-	-	-	-	-	(225,194)	(225,194)
Ending balance, December 31, 2006	-	-	5,440,952	5,440	-	3,035,931	(3,744,463)	(703,092)

Compensatory element of stock option grants	-	-	-	-	-	2,669,569		2,669,569
Exercise of stock purchase rights	-	-	8,002	9	-	2,993	-	3,002
Fair value of rights issued pursuant to notes payable	-	-	-	-	-	46,438	-	46,438
Fair value of rights issued pursuant to notes payable to related party	-	-	-	-	-	28,892	-	28,892
Net loss	-	-	-	-	-	-	(3,710,507)	(3,710,507)
Ending balance, September 30, 2007	-	$-	5,448,954	$5,449	$-	$5,783,823	$(7,454,970)	$(1,665,698)

See Notes to Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month period ended			Cumulative For the Period
	September 30,		For the Year	From May 19, 2000 (Inception)
	2007	2006	Ended December 31, 2006	to September 30, 2007
		(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss	$(3,710,507)	$(183,052)	$(225,194)	$(7,454,970)
Less loss from discontinued operations	-	(1,121)	43,891	(3,060,394)
Loss from continuing operation	(3,710,507)	(181,931)	(269,085)	(4,394,576)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	2,669,569	7,425	62,750	2,694,335
Fair value of rights issued pursuant to notes payable	75,330	11,585	(14,423)	98,892
Gain on extinguishment of debt	(40,500)	-	-	(40,500)
Amortization of deferred financing costs	-	-		16,693
Loss on investment in A.D. Pharma	-	-	-	125,000
Depreciation and amortization	6,012	-	-	6,012
Increase in accrued interest	45,673	116,133	123,517	45,673
Increase in accrued interest-related party	3,750	833	2,083	3,750
Increase (decrease) in accounts payable and accrued expenses	563,874	(32,442)	2,262	1,125,310
Total adjustments to loss from continuing operations	3,323,708	103,534	176,189	4,075,165
Net cash flows from continuing operating activities	(386,799)	(78,397)	(92,896)	(319,411)
Net operational cash flows from discontinued operations	-	(1,121)	(37,047)	(2,376,733)
Net cash used by operating activities	(386,799)	(79,518)	(129,943)	(2,696,144)

Cash flows used in investing activity:
Investment in A.D. Pharma	-	-	-	(125,000)
Website development costs	(53,000)	-	-	(53,000)
Capital expenditures	(13,443)	-	-	(88,344)
Acquisition and purchases of intangible and other assets	(8,197)	-	-	(8,197)

Net cash used in investing activity	(74,640)	-	-	(274,541)

Cash flows from financing activities:
Proceeds from notes payable	50,000	-	-	979,519
Payments of notes payable	-	-	-	(388,769)
Proceeds from notes payable- related party	38,500	-	(38,500)	38,500
Proceeds from sale of royalty agreement	-	-	-	50,000
Equipment loans	-	-	-	(32,401)
Due to executive officers	104,500	-	-	104,500
Payments of financing costs	-	-	-	(56,200)
Proceeds from issuance of shares of common stock	3,002	82,200	440,600	2,609,789
Offering costs and fees	-	-	-	(326,980)

Net cash provided by financing activities	196,002	82,200	402,100	2,977,958

Net (decrease) increase in cash	(265,437)	2,682	272,157	7,273

Cash, beginning of period	272,710	553	553	-

Cash, end of period	$7,273	$3,235	$272,710	$7,273

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$-	$-	$32,311

Non-cash investing and financing activities:
Common stock issued for services rendered	$-	$-	$-	$108,350
Common stock issued for accrued interest	$-	$-	$-	$5,000
Note payable converted to common stock	$-	$-	$-	$25,000
Royalty obligation converted to note payable	$-	$-	$-	$50,000
Deferred financing and offering costs	$-	$-	$-	$249,689
Equipment financed	$-	$-	$-	$34,120

See Notes to the Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - PLAN OF ORGANIZATION

Organization, Presentation of Financial Statements, and Going Concern

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

Through September 30, 2007, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $7,454,970 and has a stockholders’ deficiency of $1,665,698, at September 30, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal Business Activity

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our directors and officers. We purchased fixed assets in the form of furniture, fixtures and equipment as well as certain intangible assets. The Company’s operations are located in South Florida. The Company develops and markets an internet social networking site.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results will differ from those estimates.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the fiscal year ended September 30, 2007, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of September 30, 2007, the Company has capitalized certain internal use software and website development costs amounting to approximately $53,000. The estimate useful life of costs capitalized is evaluated for each specific project and is two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of anti-dilutive common shares equivalent outstanding at September 30, 2007 and 2006 are as follows

	September 30, 2007	September 30, 2006
Stock Options:	456,667	26,667
Warrants:	57,360	57,360
Rights Issued to Note Holders:	12,602	11,667
Total	526,629	95,694

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $18,000 during the fiscal year ended September 30, 2007.

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at September 30, 2007:

Website development costs	$53,000
Less: accumulated amortization	(3,313)
Website development costs, net	$49,687

Amortization expense of the website development costs amounted to $3,313 during the nine-month period ended September 30, 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

Continuing operations:
Computer equipment	$11,172
Furniture and equipment	2,271
13,443
Accumulated depreciation	(2,699)
Property and equipment, net	$10,744

Depreciation expense of the property and equipment amounted to $2,699 during the nine-month period ended September 30, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2007are comprised of the following:

	Continuing	Discontinued
	Operations	Operations
Trade payables	$222,959	$38,085
Accrued compensation and related benefits	358,429	-
Rent payable-related parties	29,501	-
Total	$610,889	$38,085

NOTE 6 - NOTES PAYABLE

•
$50,000 notes payable, bearing 10% interest rate per annum, due on July 31, 2007. The Company owes $2,083 in accrued interest at September 30, 2007. The notes payable are unsecured and currently in default.

•
$275,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $179,455 in accrued interest and penalty at September 30, 2007. The notes payable are unsecured and currently in default.

•
$265,000 notes payable, bearing 20% interest rate per annum, due as extended, ranging from October 15, 2004 to November 30, 2005. The Company owes $179,920 in accrued interest and penalty at September 30, 2007. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2007
Principal	$590,000
Interest and Penalty	361,458
Total	$951,458

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the nine months ended September 30, 2007 and September 30, 2006, these note holders were issued rights to acquire 4,800 and 4,800 common shares, respectively. During these periods, certain note holders purchased 8,002 and 1,467 common shares for $3,002 and $550 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $46,438 and $7,129 during the nine-month period ended September 30, 2007 and 2006, respectively and was recorded as interest expense.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 - NOTES PAYABLE (Continued)

The interest and penalty expenses associated with the aforementioned notes amounted to $45,673 and $116,133 during the nine-month period ended September 30, 2007 and 2006, respectively.

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During June 2007 and August 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced a total of $104,500 to the Company, which is non-interest bearing and payable on demand.

NOTE 8 - RELATED PARTY TRANSACTIONS

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by our Chairman and our Senior Vice President - Corporate Development.

Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,044). All assets were purchased from the aforementioned related parties at their cost.

Lease for Corporate Offices

The Company leased its corporate offices from a corporation, which is owned by its Chairman of the Board, its former President, and a former officer. The lease was terminated in June 2007. The Company incurred rental expense of $23,230 and in connection with this lease during the nine-months ended September 30, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Loans Receivable

We have billed two related companies one owned by our Chairman and an officer, and the another one owned by our Chairman, our former President, and a former officer an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during the nine-month period ended September 30, 2007.

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. The Company owes $11,667 in accrued interest at September 30, 2007. The notes payable are unsecured and currently in default.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the nine months ended September 30, 2007 and September 30, 2006, this note holder was issued rights to acquire 3,000 and 3,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $28,892 and $4,456 during the nine-month period ended September 30, 2007 and 2006, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $3,750 and $833 during the nine-month period ended September 30, 2007 and 2006, respectively.

Purchases of Common Stock

During the nine-month period ending September 30, 2006, the Company issued 1,093,333 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $82,200.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9 - CAPITAL STOCK

Common Stock Issued Through Conversion of Debt

During the nine-month period ended September 30, 2007, six note holders were issued rights to acquire 5,200 common shares with a fair value of $35,390. The fair value of the note holders rights is the estimated value at April 30, May 31, June 30, July 31, August 30, and September 30 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from of $0.33 to $1.33; market price ranging from $7.50 to $11.00; expected volatility of 129%; a risk free interest rate ranging from 4.63% to 5.03%; and expected option life of 10 years.

During this period, five note holders exercised their rights and purchased 8,002 common shares for $3,002.

Private Placements

During the nine-month period ending September 30, 2006, the Company issued 1,093,333 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $82,200.

There are 57,360 warrants outstanding at September 30, 2007. The outstanding warrants expire in December 2009 and were issued in connection with a private placement. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $30.00 to $18.75. In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price which we have the right to call the warrants from $112.50 to $22.50, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $.75 per warrant share of common stock would remain the same.

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 456,667 options outstanding at September 30, 2007. The outstanding options are exercisable at a weighted average price per share of $5.46 per share. The Company granted 430,000 options during 2007. The options outstanding vested upon grant. During the nine-month period ending September 30, 2007 and 2006, respectively, the Company recorded a share-based payment expense amounting to approximately $2,670,000 and $7,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9 - CAPITAL STOCK. (Continued)

Exercise price:	$1.50-$5.25
Market price at date of grant:	$1.50-$7.00
Volatility:	129%-200%
Expected dividend rate:	0%
Risk-free interest rate:	5.00%-5.05%

If any options granted under the 2002 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2002 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2002 Plan provides for adjustments upon changes in capitalization.

A summary of the activity during 2007 and 2006 of the Company's stock option plan is presented below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	31,867	$10.06

Granted	10,000	1.50
Exercised	-	-
Expired or cancelled	(15,200)	18.00
Outstanding at September 30, 2006	26,667	2.35

Granted	430,000	5.25
Exercised	-	-
Expired or cancelled -	-	.
Outstanding at September 30, 2007	456,667	$5.08

Exercisable at September 30, 2007	456,667	$5.08
Vested at September 30, 2007	456,667	$5.08

The weighted-average grant-date fair value of options granted during the nine-month period ending September 30, 2007 and 2006 amounted to $6.21 and $1.50, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9 - CAPITAL STOCK. (Continued)

The total compensation cost for options amounted to $2,669,569 and $7,000 during 2007 and 2006, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

The weighted average remaining contractual life and weighted average exercise price of options outstanding and exercisable at September 30, 2007, for selected exercise price ranges, is as follows:

Options outstanding and exercisable:

Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price
$1.50 – 1.58	16,667	9.1 years	$1.52
$3.75	10,000	9.1 years	$3.75
$5.25	430,000	4.7 years	$5.25

There are no unamortized costs associated with share-based payments at September 30, 2007.

NOTE 10 – INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2007 and 2006 is as follows:

	2007	2006
Tax at U.S Statutory Rate:	35.0%	35.0%
State tax rate, net of federal benefits	3.6	5.7
Reduction of net operating losses due to Discontinuation of operations	0.0	(40.7)
Change in valuation allowance	(38.6)	(0.0)
Effective tax rate	0.0%	0.0%

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 10 – INCOME TAXES (Continued)

The components of the deferred tax assets at September 30, 2007 are as follows:

September 30, 2007
Deferred tax asset:
Net operating loss carryforward	$171,000
Share-based payments	1,059,000
Unpaid accounts payable and accrued expenses	221,000
Other	(19,000)
Valuation allowance:	(1,432,000)
Net deferred taxes	$-

As of December 31, 2006, the Company had an unused net operating loss carry forward of approximately $2.5 million available for use on its future corporate federal tax returns. Due to the discontinuation of its previous operations, the likelihood that the Company will be able to use its net operating losses prior to the discontinuation of operations to offset future taxable income is remote. Such net operating losses have been excluded in the aforementioned deferred tax assets.

As of September 30, 2007, the Company had an unused operating loss of approximately $442,000 and they expire in 2027.

NOTE 11 – EXTINGUISHMENT OF DEBT

The Company recognized a gain on extinguishment of debt of $40,500 during the nine-month period ended September 30, 2007. The debt related to compensation previously expensed in fiscal 2003, which obligation lapsed based on statute of limitations. The gain on extinguishment of debt is recognized as a reduction of the sales, general, and administrative expenses.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 12 – SUBSEQUENT EVENTS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand.

On October 31, 2007 the Company and VOIS Partners LLC entered into Stock Purchase Agreements with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, the Company’s President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements,

•
Trackside Brothers LLP agreed to sell the 100,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Schultheis, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of the Company, are the members of Trackside Brothers LLP,

•	Carrera Capital Management, Inc. agreed to sell the 1,200,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

•	JAB Interactive LLC agreed to sell the 1,200,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

The transactions are to close no later than April 1, 2008, and at closing the Company agreed to satisfy certain payables to each of Messrs. Bartkiw and Minkin as well as other third parties in the aggregate amount of approximately $328,000. Subject to the closings of the transactions, the certificates representing the shares have been placed in escrow. The receipt by the Company of gross proceeds of $3,000,000 from a financing is a condition to the closings of the agreements, although the Company shall have the right to complete the transaction not withstanding receipt of gross proceeds of less than $3,000,000. The agreements each contain customary indemnification provisions and at the closings the parties will enter into general releases.

During October 2007, the Company granted 1,200,000 options.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

Gary Schultheis	42	Chairman of the Board, President and Chief Executive Officer
Herbert Tabin	40	Senior Vice President - Corporate Development, Secretary and Director
Robert M. Cohen	46	Director

Gary J. Schultheis. Mr. Schultheis has been a member of our Board of Directors since November 2006 and has served as our President and Chief Executive Officer since May 2007. He previously served as our CEO from November 2006 until January 2007. Mr. Schultheis currently also serves as President and CEO of Millennium Holdings Group, Inc., a private Florida-based venture capital firm. He is also the President of Mountain View Capital Partners, a private corporation, and since 2003 he has been a Managing Member in Trackside Brothers, LLC, Delray Beach, Florida, company which is involved in commercial real estate investments. Mr. Schultheis was a co-founder of publicly-traded International Internet, Inc./Evolve One, Inc. . and served as its President and a director from inception in 1998 until January 2004. From February 1999 until its acquisition by Stockfirst.com in August 1999, Mr. Schultheis was Vice President of Interactive Golf Marketing a company that became publicly traded WowStores.com. From March 1994 until its acquisition by Millennium Holdings Group, Inc. in February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions. From 1985 to 1992, Mr. Schultheis was employed with Air Express International now Danzas DHL. Mr. Schultheis attended the State University of New York at Farmingdale in 1984.

Herbert Tabin. Mr. Tabin has been a member of our Board of Directors since November 2006 and has served as our Senior Vice President–Corporate Development and Secretary since January 2007. Since 1996 he has also served as Vice President of Millennium Holdings Group, Inc., a private Florida-based venture capital firm, and he is also President of Silver Lake Capital Partners Inc., a private corporation. From 2000 to 2006, Mr. Tabin was the President, CEO and a Director of OnSpan Networking, Inc. From 1998 to January 2004, Mr. Tabin was also a Director and co-founder of Evolve One, Inc., a publicly-held company. From February 1999 until its acquisition by Stockfirst.com in August 1999, Mr. Tabin was President of Interactive Golf Marketing a company that became publicly traded WowStores.com. From April 1995 until December 1996 he was Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group and from September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates, a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and three New York-based stock brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York at Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus’ largest computer lab, the Tabin Computer Lab.

Robert M. Cohen. Mr. Cohen has served as a member of our Board of Directors since April 2006. Mr. Cohen is a director and Chief Executive Officer of Marc Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. He is also a director of Warrantech Corporation, a publicly-traded corporation, and a founder and Chairman of the Board of Directors of Home Run USA, Inc., a private chain of indoor batting cages. In 1987, Mr. Cohen founded Robert M. Cohen & Co. Inc., a full-service stock brokerage firm, and served as President from the company’s inception through December 2003.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Compensation

Messrs. Schultheis, Tabin and Cohen are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of Mr. Cohen for his services as a member of our Board of Directors for the transition period ended September 30, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.Messrs. Schultheis and Tabin, executive officers of our company, do not receive any compensation specifically for their services as a director:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert M. Cohen	0	0	620,830	0	0	0	620,830

Code of Ethics

In December 2003 we adopted a Code of Business Conduct and Ethics which applies to our officers, directors, employees and consultants. This Code outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•    compliance with applicable laws and regulations,
•    handling of books and records,
•    public disclosure reporting,
•    insider trading,
•    discrimination and harassment,
•    health and safety,
•    conflicts of interest,
•    competition and fair dealing, and
•    protection of company assets.

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices, attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we have only one independent director, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given the early stage operations of our company and our lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Since the reverse acquisition of our company in January 2007 our Board of Directors has been comprised of individuals who are members of our management or, in the case of our outside director, an individual with whom our management has had a long-standing professional relationship . While we would prefer that one or more of our directors be an audit committee financial expert, none of our current directors either have professional backgrounds in finance or accounting.

In the future we may seek to expand our Board of Directors to include additional independent directors. At such time as we are able to attract additional members to our Board of Directors which include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2007. The information provided for the 2007 period represents the compensation paid during the transition period of the nine months ended September 30, 2007 and the information provided for the 2006 period represents the compensation paid during the 12 months then ended. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Gary Schuletheis1,	2007	120,835	0	0	620,830	0	0	0	741,665
	2006	0	0	0	0	0	0	0	0

Steven J. Bartkiw [2]	2007	61,166	0	0	0	0	0	0	61,166

Herbert Tabin [3]	2007	117,624	0	0	620,830	0	0	0	738,454

Jeanine Folz [4]	2006	0	0	0	62,750	0	0	0	62,750

1 Mr. Schultheis served as our Chief Executive Officer from November 3, 2006 until January 17, 2007 and from May 30, 2007 until the present. The amount of salary due Mr. Schultheis for fiscal 2007 is unpaid and is included in our liabilities at September 30, 2007.

2 Mr. Bartkiw served as our Chief Executive Officer from January 17, 2007 until May 30, 2007.

3 Mr. Tabin has served as our Vice President - Corporate Development since January 2007. The amount of salary due Mr. Tabin for fiscal 2007 is unpaid and is included in our liabilities at September 30, 2007.

4 Ms. Folz served as our Chief Executive Officer from November 16, 2004 until November 3, 2006.

Employment Agreements and narrative regarding executive compensation

On January 31, 2007, our Board of Directors approved employment agreements with Messrs. Gary Schultheis and Herbert Tabin which were effective January 8, 2007. The agreements are identical and provide for compensation of $149,000 on an annual basis for the executive and for participation in our stock option plan at a senior executive level, subject to the Board of Directors' final determination on the granting of any options. The employment agreements provide for deferral of receipt of the annual compensation until, as determined by the Board of Director, that we have received financing from any source and any other senior executives who are also deferring their salaries are paid their accrued compensation. The executives are entitled to participate with all other employees at a similar compensation level with respect to such benefit plans, insurance, retirement and vacation benefits which we may offer.

The amount of compensation to be paid to Messrs. Schultheis and Tabin and the terms of the agreement were negotiated by them with the Board of Director of which they were two of the four members of the Board of Directors at the time the agreements were finalized and executed. Accordingly, they each had a significant influence in the terms thereof.

At September 30, 2007 we owed Messrs. Schultheis and Tabin $ 120,835 and $ 117,623, respectively, in accrued but unpaid compensation pursuant to the terms of these employment agreements.

During fiscal 2007, each of Messrs. Schultheis and Tabin received option grants under our 2002 Plan. On June 7,2007 we granted each of Messrs. Schultheis and Tabin non-qualified options to purchase 100,000 shares of our common stock at an exercise price of $5.25 per share. The options, which were immediately exercisable, expire on June 7, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the date hereof:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Gary Schultheis	100,000	0	0	5.25	6/7/2012	0	0	0	0
Herbert Tabin	100,000	0	0	5.25	6/7/2012	0	0	0	0
Steven J. Bartkiw	0	0	0	0	0	0	0	0	0

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the transition period ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the transition period ended September 30, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the nine months ended September 30, 2007, except as follows:

•    Mr. Schultheis failed to timely file two Form 4s reporting a total of two transactions,
•    Mr. Tabin failed to timely file two Form 4s reporting a total of two transactions,
•    Mr. Cohen failed to timely file one Form 4 reporting one transaction,
•    Mr. Bartkiw, a former officer and director, failed to timely file a Form 3, and
•    Mr. Minkin, a former officer an director, failed to timely file a Form 3.

All such delinquent reports were subsequently filed by the reporting person.

Stock Option Plans

We currently have two stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan") and our 2007 Equity Compensation Plan (the "2007 Plan"). The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares. The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares.

The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors. No award will be granted after the date the 2002 Plan terminates.

The 2002 Plan authorizes the grant of:

•	options which qualify as "incentive stock options" ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code");
•	options which do not qualify as ISOs ("Non-Qualified Options" or "NSOs");
•	awards of our common stock; and
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

The stock rights granted under the 2002 Plan shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. If any stock rights granted under the 2002 Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of common stock subject to such stock rights shall again be available for grants of stock rights under the 2002 Plan. As of December 20, 2007, options and stock rights covering an aggregate of 456,667 shares of our common stock have been granted and 2,543,333 shares remain available for issuance under the 2002 Plan. At December 20, 2007 we have outstanding options to purchase an aggregate of 456,667 shares of our common stock with an exercise prices ranging from $1.50 to $5.25 per share.

The exercise price per share for each Non-Qualified Option granted, and the purchase price per share of stock granted in any award or authorized as a purchase, cannot be less than the minimum legal consideration required therefor under the laws of any jurisdiction in which we or our successors in interest may be organized. The exercise price per share for each ISO granted cannot be less than the fair market value per share of common stock on the date of such grant. In the case of an ISO to be granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our company, the price per share cannot be less than 110% of the fair market value per share of common stock on the date of grant.

Subject to earlier termination, each option shall expire on the date specified by the Compensation Committee, but not more than 10 years from the date of grant in the case of options generally and five years from the date of grant in the case of ISOs granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock. Unless otherwise specified in the agreements relating to such ISOs, if an ISO optionee ceases to be employed by us other than by reason of death, disability, voluntary termination or a breach of his or her employment agreement, no further of his or her ISOs will become exercisable, and his or her ISOs shall terminate on the earlier of 90 days after the date of termination of his or her employment, or their specified expiration dates. Stock rights granted to members of the Board of Directors will be identical to those granted to other eligible persons. Members of the Board of Directors who either are eligible to receive grants of stock rights pursuant to the 2002 Plan or have been granted stock rights may vote on any matters affecting the administration of the 2002 Plan or the grant of any stock rights pursuant to the 2002 Plan, except that no such member can act upon the granting to himself or herself. The shares of common stock which a recipient of an authorization to make a purchase may be subject to specified restrictions, to be determined by the Committee, and may include the requirement of continued employment with our company or a subsidiary or achievement of certain performance objectives, among other conditions. Awards of the common stock may be made to a recipient as a bonus or as additional compensation, as determined by the Compensation Committee.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock. The 2007 Plan must be approved by our stockholders prior to October 3, 2008 or incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. At December 20, 2007 we had options to purchase an aggregate of 1,200,000 shares of common stock outstanding under the 2007 Plan at an exercise price of $2.50 per share.

In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the 2007 Plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the 2007 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Plan options may either be ISOs or NSOs. In addition, the 2007 Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any ISO granted under the 2007 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The 2007 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. Any NSO granted under the 2007 Plan must provide for an exercise price of not less than the par value of our common stock. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 20, 2007 we had 5,459,754 shares of common stock issued and outstanding. The following table sets forth information known to us as of December 20, 2007 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 2200 Corporate Boulevard, NW., Suite 306, Boca Raton, Florida 33431. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gary Schultheis [1]	1,733,333	29.1%
Herbert Tabin [2]	1,700,000	28.6%
Robert M. Cohen [3]	360,251	6.2%
All officers and directors as a group (three persons) [1,2,3]	3,793,784	55.7%

* represents less than 1%

1 The number of shares beneficially owned by Mr. Schultheis includes:

•	1,200,000 shares owned by Mountain View Capital Partners, Inc., a company owned by Mr. Schultheis, over which he has voting and dispositive control,
•	33,333 shares held by Trackside Brothers LLP which represents Mr. Schultheis' ownership in that entity (33.33%) which owns 100,000 shares of our common stock, and
•	500,000 shares of our common stock underlying Non-Qualified Options with exercise prices ranging from $2.50 to $5.25 per share.

The number of shares beneficially owned by Mr. Schultheis excludes the remaining 66,667 shares held by Trackside Brothers LLP together with 1,200,000 shares owned by Carrera Capital Management, Inc. and 1,200,000 shares owned by JAB Interactive LLC. In October 2007 VOIS Partners LLC entered into agreements with each of these entities to purchase those shares, the closings of which are subject to certain conditions precedent. Mr. Schultheis is the managing member of VOIS Partners LLC and he has voting and dispositive control over securities held by VOIS Partners LLC.

2 The number of shares beneficially owned by Mr. Tabin includes 1,200,000 shares of common stock held of record by Silver Lake Capital Partners, Inc., a company owned by Mr. Tabin and over which he holds voting and dispositive control, together with Non-Qualified Options to purchase 490,000 shares of our common stock with exercise prices ranging from $2.50 to $5.25 per share.

3 The number of shares beneficially owned by him includes 500 shares which are presently outstanding, 9,751 shares underlying common stock purchase warrants with an exercise price of $30.00 per share and 350,000 shares of our common stock underlying Non-Qualified Options with exercise price prices ranging from $2.50 to $5.25 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under 2002 Plan, our 2007 Plan and any compensation plans previously approved by our stockholders as of September 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:	0	n/a	n/a

Plans not approved by stockholders:
2002 Stock Option Plan	456,667	$5.08	2,543,333
2007 Equity Compensation Plan	1,200,000	$2.50	300,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2007, we purchased certain furniture and equipment, several Internet domain names and all website and software development and contracts applicable thereto from Vois Networking Inc., a corporation owned by Messrs. Schultheis and Tabin for a purchase price of $24,044. All assets were purchased from these related parties at their cost. At the time of the transaction, Messrs. Schultheis and Tabin did not participate in the discussion concerning or the vote on the approval of the purchase by our Board of Directors.

On January 31, 2007, we executed a lease for our then corporate offices with Trackside Brothers LLC, which company is owned Mr. Schultheis and two of our former directors and officers, Messrs. Stephen J. Bartkiw and Mark J. Minkin, who were executive officers and directors of our company at the time the lease was executed. The lease was terminated on June 30, 2007. During fiscal 2007 we paid the lessor an aggregate of $23,230 under the terms of this lease.

Between June 2007 and August 207 Messrs. Schultheis and Tabin advanced us an aggregate of $104,500 which we used for working capital. Between October 2007 and December 2007 Messrs. Schultheis and Tabin advanced us an additional $100,000 for working capital. These advances are non-interest bearing and are due on demand.

Director Independence

Mr. Cohen, a member of our Board of Directors, is considered “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

a)  The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Form of Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Form of Restated Certificate of Incorporation (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Form of Restated Certificate of Incorporation (4)
3.8	Certificate of Amendment
3.9	Bylaws (1)
10.1	Asset Purchase and Assignment Agreement dated February 1, 2007 by and between Vois Networking, Inc. and Medstrong International Corporation (5)
10.2	2002 Stock Option Plan (9)
10.3	2007 Equity Compensation Plan (7)
10.4	Amendment No. 1 to the 2002 Stock Option Plan (10)
10.5	Promissory Note between the company and Michael Barrasso dated January 9, 2004 (11)
10.6	Promissory Note between the company and Sid Patterson dated January 15, 2004 (11)
10.7	Form of Loan Restructuring Agreement between the company and the note holders (11)
10.8	Employment letter agreement dated January 8, 2007 with Mr. Schultheis (12)
10.9	Employment letter agreement dated January 8, 2007 with Mr. Tabin (12)
10.10	Form of Stock Purchase Agreement by and among Trackside Brothers LLC , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (13)
10.11	Form of Stock Purchase Agreement by and among Carrera Capital Management, Inc. , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (13)
10.12	Form of Stock Purchase Agreement by and among JAB Interactive LLC, VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (13)
14.1	Code of Business Conduct and Ethics (8)
16.1	Letter from Raich Ende Malter & Co. LLP (6)
23.1	Consent of Sherb & Co., LLP*
23.2	Consent of Sherb & Co., LLP*
23.3	Consent of Raich Ende Malter & Co., LLP *
23.4	Consent of Raich Ende Malter & Co., LLP *
31.1	Section 302 Certificate of CEO and President *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of CEO, President and principal financial and accounting officer *

* filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-1, SEC File No. 333-57468, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K/A as filed on September 28, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2007.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.
(9)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 10, 2002.
(10)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 11, 2003.
(11)	Incorporated by reference to Annual Report on Form 10-KSB/A for the period ended December 31, 2003.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on February 5, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on November 1, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2007 and Raich Ende Malter & Co. LLP served as our independent registered public accounting firm fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by such firms for fiscal 2007 and fiscal 2006.

	Fiscal 2007	Fiscal 2006

Audit Fees	$33,200	$60,000
Audit-Related Fees	0	11,000
Tax Fees	0	0
All Other Fees	0	0
Total	$33,200	$71,000

Audit Fees— This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees— This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees— This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees— This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.

December 26, 2007	By:	/s/ Gary Schultheis
Gary Schultheis, Chief Executive Officer, President director, principal executive officer and principal accounting and financial officer

Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Schultheis	CEO, President and Chairman	December 26, 2007
Gary Schultheis

/s/	Senior Vice President - Corporate Development, Secretary and Director	December 26, 2007
Herbert R. Tabin

/s/ Robert M. Cohen	Director	December 26, 2007
Robert M. Cohen