Form 10QSB
period 2007-12-31
VOIS Inc.
filed 2008-02-13
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(561-948-4193)
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $.001 par value, was 6,278,562 on February 12, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “VOIS,” " we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and its subsidiaries. All share and per share information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006. The information which appears on our web site is not part of this report.

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet at December 31, 2007 (unaudited)		F-1

Statements of Operations for the three months ended December 31, 2007 and 2006 and Cumulative for the Period from May 19, 2000(inception) to December 31, 2007 (unaudited)		F-2

Statements of Cash Flows for the three months ended December 31, 2007 and 2006 and Cumulative for the Period from May 29, 2000 (inception) to December 31, 2007 (unaudited)		F-3

Notes to Financial Statements (unaudited)		F-4

Item 2.	Management's Discussion and Analysis or Plan of Operation	3

Item 3.	Controls and Procedures	7

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities.	8

Item 4.	Submission of Matters to a Vote of Security Holders.	8

Item 5.	Other Information.	8

Item 6.	Exhibits.	8

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VOIS INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007
(Unaudted)

ASSETS
Current Assets:
Cash	$46,435
Total current assets	46,435

Website development costs, net of accumulated amortization of $15,418	81,420

Property and equipment, net of accumulated depreciation of $4,048	9,395
Other assets	8,197
Total assets	$145,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$756,741
Notes payable and accrued interest	983,709
Note payable to related party and accrued interest	37,917
Due to executive officers	204,500
Total current liabilities	1,982,867

Stockholders' Deficit:

Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 5,462,788 shares issued and outstanding	5,462
Additional paid-in capital	8,580,215
Deficit accumulated during the development stage	(10,423,097)

Total stockholders’ deficit	(1,837,420)

Total liabilities and stockholders’ deficit	$145,447

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month	Three-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	December 31, 2007	December 31, 2006	to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$9,764	$-	$15,728

Operating expenses:
Selling, general & administrative	2,928,954	50,474	6,749,865
Total operating expenses	2,928,954	50,474	6,749,865

Operating loss	(2,919,190)	(50,474)	(6,734,137)

Other expense:
Loss on investment in A.D. Pharma	-	-	125,000
Interest expense	47,687	34,309	490,649
Interest expense-related party	1,250	1,250	12,917
	48,937	35,559	628,566

Loss from continuing operations	(2,968,127)	(86,033)	(7,362,703)

Income (loss) from discontinued operations	-	43,891	(3,060,394)

Net loss	$(2,968,127)	$(42,142)	$(10,423,097)

Per share data- basic and diluted:
Loss from continuing operations	$(0.54)	$(0.06)
Income (loss) from discontinued operations	$-	$0.03
Net loss	$(0.54)	$(0.03)

Basic and diluted weighted average common shares outstanding	5,456,957	1,469,007

See Notes to Unaudited Financial Statements.

VOIDS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three-month	Three-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	December 31, 2007	Ended December 31, 2006	to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,968,127)	$(42,142)	$(10,423,097)
Less loss from discontinued operations	-	43,891	(3,060,394)
Loss from continuing operation	(2,968,127)	(86,033)	(7,362,703)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	2,695,680	55,325	5,390,015
Fair value of rights issued pursuant to notes payable	15,436	(26,008)	114,328
Fair value of shares issued for services	50,638	-	50,638
Gain on extinguishment of debt	-	-	(40,500)
Amortization of deferred financing costs	-		16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation and amortization	13,454	-	19,466
Increase in accrued interest	32,251	11,212	393,709
Increase in accrued interest-related party	1,250	1,250	12,917
Increase in accounts payable and accrued expenses	107,767	30,876	909,375
Total adjustments to loss from continuing operations	2,916,476	72,655	6,991,641
Net cash flows from continuing operating activities	(51,651)	(13,378)	(371,062)
Net operational cash flows from discontinued operations	-	(37,047)	(2,376,733)
Net cash used by operating activities	(51,651)	(50,425)	(2,747,795)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(43,838)	-	(96,838)
Capital expenditures	-	-	(88,344)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activity	(43,838)	-	(318,379)

Cash flows from financing activities:
Proceeds from notes payable	-	-	979,519
Payments of notes payable	-	-	(388,769)
Exercise of options	34,651	-	34,651
Proceeds (Repayment) from notes payable- related party	-	(38,500)	38,500
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,401)
Due to executive officers	100,000	-	204,500
Payments of financing costs	-	-	(56,200)
Proceeds from issuance of shares of common stock	-	358,400	2,609,789
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	134,651	319,900	3,112,609

Net increase in cash	39,162	269,475	46,435

Cash, beginning of period	7,273	3,235	-

Cash, end of period	$46,435	$272,710	$46,435

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$-	$32,311

Non-cash investing and financing activities:
Common stock issued for services rendered	$-	$-	$108,350
Common stock issued for accrued interest	$-	$-	$5,000
Note payable converted to common stock	$-	$-	$25,000
Royalty obligation converted to note payable	$-	$-	$50,000
Deferred financing and offering costs	$-	$-	$249,689
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Through December 31, 2007, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $10,423,097 and has a stockholders’ deficiency of $1,837,420, at December 31, 2007. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
DECEMBER 31, 2007

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the three-month period ended December 31, 2007, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of December 31, 2007, the Company has capitalized certain internal use software and website development costs amounting to approximately $97,000. The estimate useful life of costs capitalized is evaluated for each specific project and is two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of anti-dilutive common shares equivalent outstanding at December 31, 2007 and 2006 are as follows

	December 31, 2007	December 31, 2006
Stock Options:	1,650,067	26,667
Warrants:	57,360	57,360
Rights Issued to Note Holders:	15,202	12,804
Total	1,722,629	96,831

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $36,500 during the three-month period ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate
•	An interest in a variable interest entity that the entity is required to consolidate
•
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions
•
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments
•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.
The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
•	Is irrevocable (unless a new election date occurs)
•	Is applied only to entire instruments and not to portions of instruments.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). Management believes this statement will have no impact on the financial statements of the Company once adopted.

The financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (R revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No . 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at December 31, 2007:

Website development costs	$96,838
Less: accumulated amortization	(15,418)
Website development costs, net	$81,420

Amortization expense of the website development costs amounted to $12,105 during the three-month period ended December 31, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

Continuing operations:
Computer equipment	$11,172
Furniture and equipment	2,271
13,443
Accumulated depreciation	(4,048)
Property and equipment, net	$9,395

Depreciation expense of the property and equipment amounted to $1,349 during the three-month period ended December 30, 2007.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 are comprised of the following:

	Continuing	Discontinued
	Operations	Operations	Total
Trade payables	$250,169	$38,085	$288,254
Accrued compensation and related benefits	438,986	-	438,986
Rent payable-related parties	29,501	-	29,501
Total	$718,656	$38,085	$756,741

NOTE 6 - NOTES PAYABLE

•
$50,000 notes payable, bearing 10% interest rate per annum, due on July 31, 2007. The Company owes $3,333 in accrued interest at December 31, 2007. The notes payable are unsecured and currently in default.

•
$275,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $195,931 in accrued interest and penalty at December 31, 2007. The notes payable are unsecured and currently in default.

•
$265,000 notes payable, bearing 20% interest rate per annum, due as extended, ranging from October 15, 2004 to November 30, 2005. The Company owes $194,445 in accrued interest and penalty at December 31, 2007. The notes payable are unsecured and currently in default.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 - NOTES PAYABLE (Continued)

The total amount due on the notes payable is as follows:

December 31, 2007
Principal	$590,000
Interest and Penalty	393,709
Total	$983,709

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three months ended December 31, 2007 and December 30, 2006, these note holders were issued rights to acquire 1,600 and 1,600 common shares, respectively. During these periods, certain note holders purchased 0 and 933 common shares for $0 and $350 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $9,513 and $7,370 during the three-month period ended December 31, 2007 and 2006, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $32,251 and $11,212 during the three-month period ended December 30, 2007 and 2006, respectively.

NOTE 7 - DUE TO EXECUTIVE OFFICERS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand. As of December 31, 2007, the total amount due is $204,500.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Loans Receivable

We have billed two related companies one owned by our Chairman and an officer, and the another one owned by our Chairman, our former President, and a former officer an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during fiscal 2007.

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. The Company owes $12,917 in accrued interest at December 31, 2007. The notes payable are unsecured and currently in default.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three months ended December 31, 2007 and December 30, 2006, this note holder was issued rights to acquire 1,000 and 1,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $5,923 and $4,606 during the three-month period ended December 31, 2007 and 2006, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $1,250 and $1,250 during the three-month period ended December 31, 2007 and 2006, respectively.

Purchases of Common Stock

During the three-month period ending December 31, 2006, the Company issued 1,306,667 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $98,000. As well as 100,000 shares of common stock to an investor that is partially owned by a member of our board for $10,000.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Right to Acquire Stock

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

The transactions are to close no later than April 1, 2008, and at closing the Company agreed to satisfy certain payables to each of Messrs. Bartkiw and Minkin as well as other third parties in the aggregate amount of approximately $328,000. Subject to the closings of the transactions, the certificates representing the shares have been placed in escrow. The receipt by the Company of gross proceeds of $3,000,000 from a financing is a condition to the closings of the agreements. The agreements each contain customary indemnification provisions and at the closings the parties will enter into general releases.

NOTE 9 - CAPITAL STOCK

Common Stock Issued Through Conversion of Debt

During the three-month period ended December 31, 2007, six note holders were issued rights to acquire 2,600 common shares with a fair value of $15,346. The fair value of the note holders rights is the estimated value at October 31, November 30, and December 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from of $0.33 to $1.67; market price ranging from $3.65 to $9.50; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

During this period, no note holders exercised their rights to purchase common shares.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 - CAPITAL STOCK (Continued)

Private Placements

During the three-month period ending December 31, 2006, the Company issued 1,306,667 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $98,000. As well as 100,000 shares of common stock to an investor that is partially owned by a member of our board for $10,000.

On November 27, 2006 the Company completed a private placement of 2,500,000 shares of common stock amounting to $250,000.

There are 57,360 warrants outstanding at December 30, 2007. The outstanding warrants expire in December 2009 and were issued in connection with a private placement. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $30.00 to $18.75. In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price which we have the right to call the warrants from $112.50 to $22.50, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $.75 per warrant share of common stock would remain the same.

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at December 30, 2007. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the three-month period ended December 31, 2007. The options outstanding vest upon grant. During the three-month period ending December 31, 2007 and 2006, respectively, the Company recorded a share-based payment expense amounting to approximately $2,670,000 and $55,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

Exercise price:	$1.50-$5.25
Market price at date of grant:	$1.50-$7.00
Volatility:	129%-200%
Expected dividend rate:	0%
Risk-free interest rate:	4.24%-5.05%

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 - CAPITAL STOCK (Continued)

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

A summary of the activity during 2007 and 2006 of the Company's stock option plan is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2006	31,867	$10.06

Granted	10,000	1.50
Exercised	-	-
Expired or cancelled	(15,200)	18.00
Outstanding at September 30, 2006	26,667	2.35

Granted	430,000	5.25
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2007	456,667	$5.08

Granted	1,200,000	2.50
Exercised	6,600	5.25
Expired or cancelled	-	-
Outstanding at December 31, 2007	1,650,067	$3.20

Exercisable at December 31, 2007	1,650,067	$3.20
Vested at December 31, 2007	1,650,067	$3.20

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 - CAPITAL STOCK (Continued)

The weighted-average grant-date fair value of options granted during the three-month period ending December 31, 2007 and 2006 amounted to $2.25 and $0, respectively.

The total compensation cost for options amounted to $2,695,680 and $55,325 during three-month period ended December 31, 2007 and 2006, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

The weighted average remaining contractual life and weighted average exercise price of options outstanding and exercisable at December 31, 2007, for selected exercise price ranges, is as follows:

Options outstanding and exercisable:

Range of	Number	Weighted average	Weighted average
exercise prices	of options	remaining contractual life	exercise price
$1.50 – 1.58	16,667	9.1 years	$1.52
$2.50	1,200,000	5.0 years	$2.50
$3.75	10,000	9.1 years	$3.75
$5.25	423,400	4.7 years	$5.25

There are no unamortized costs associated with share-based payments at December 31, 2007.

NOTE 12 - SUBSEQUENT EVENTS

In January 2008, the Company issued 543,043 shares of common stock generating gross proceeds of $950,325, net of financing fees of $95,033. In connection with the issuance of shares, the Company issued to the placement agent warrants to purchase 53,304 shares of common stock exercisable at $2.00 per share as compensation for their services. The warrants may be exercised on a cashless basis. The warrants expire in January 2013.A portion of the net proceeds of the offering will be used to satisfy obligations totaling approximately $328,000 due to two former directors and other third.

At December 31, 2007, the Company owed an aggregate of approximately $968,000, including $565,000 of principal and approximately $403,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. Included in that amount was approximately $38,000 due to a related party owned by the Company’s executive officers and directors.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 12 - SUBSEQUENT EVENTS (Continued)

During January 2008, the Company issued 248,994 shares of common stock to satisfy its obligations to certain note holders. The obligations amounted to approximately $746,000 in principal and accrued interest. The fair value of the shares at the date of issuance amounted to approximately $810,000.

During February 2008, the Company issued 28,571 shares of common stock generating gross proceeds of $50,000, net of financing fees of $5,000. In connection with the issuance of shares, the Company issued to the placement agent warrants to purchase 2,857 shares of common stock exercisable at $2.00 per share as compensation for their services. The warrants may be exercised on a cashless basis. The warrants expire in February 2013.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We are a global social networking marketplace. We operate a Web 2.0 online user-generated content social network site with the domain name www.vois.com which connects members together both socially and economically through a social commerce (“sCommerce”) platform. Our mission is to become a leading Web 2.0 online social networking for people ages 25 to 50 worldwide while enhancing our value to global and local advertisers.

sCommerce combines social networking and online commerce, empowering peer-to-peer, business-to-consumer and business-to-business interactions and transactions influenced by individuals and communities of interest. VOIS members are able to create an online profile and connect with others around shared interests, potentially making unlimited number of friends to interact with personally and to transact commerce. We also plan to introduce value added services. As of the end of January 2008, we had approximately 79,000 members registered. As of January 2008 we were ranked the 6,534th most visited Web site in the world by Alexa.com, an Amazon.com company.

We are a development stage company.

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

Finally, in addition to any organic growth of our business, our model is also based upon growth through the acquisitions of a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies. As we have not yet identified any likely targets we are unable to quantify the amount of capital necessary to consummate one or more acquisitions and to integrate those acquisitions into our company.

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

We also intend to outsource our branding and marketing programs to specialized industry professionals. Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2008. During fiscal 2008 we will also be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate the effectiveness of our internal controls over financial reporting. We are unable at this time to quantify the costs of this action, but anticipate that it will be approximately $20,000. We anticipate that our operating costs, including the costs of the Section 404 compliance, but excluding expenses associated with share-based payments will be approximately $800,000 in fiscal 2008.

Going Concern

We have generated minimal revenues since inception. Our revenues are not sufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at December 31, 2007 we have an accumulated deficit of approximately $10.4 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2007 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2007 (unaudited) and September 30, 2007:

	December 31, 2007 ($)	September 30, 2007 ($)	$ of change	% of change
Working capital (deficit)	(1,936,432)	(1,734,326)	202,109	+12%
Cash	46,435	7,273	39,162	+539%
Total current assets	46,435	7,273	39,162	+539%
Total assets	145,447	75,901	69,546	+92%
Accounts payable and accrued expenses	756,741	648,974	107,767	+17%
Notes payable and accrued interest	983,709	951,458	32,283	+3%
Note payable to related party and accrued interest	37,917	36,667	1,250	+3%
Due to executive officers	204,500	104,500	100,000	+96%
Total current liabilities	1,982,867	1,741,599	241,268	+14%
Total liabilities	1,982,867	1,741,599	241,268	+14%

At December 31, 2007 we had a working capital deficit of $1,936,432, an increase approximately 12% from September 30, 2007. Our current assets at December 31, 2007 increased from September 30, 2007 as a result of an increase in cash. At December 31, 2007 our current liabilities increased approximately 14% from September 30, 2007 which is primarily attributable to increases in accounts payable and accrued expenses and amounts due our executive officers and directors for advances made to our company.

Net cash used for continuing operating activities for the three months ended December 31, 2007 was $51,651 as compared to $13,378 for the three months ended December 31, 2006. Items contributing to the net cash used in continuing operating activities for the fiscal 2008 period include:

•
a non-cash adjustment of $2,775,208 to reconcile our net loss to net cash used in operating activities which includes $2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants, $15,436 representing the value of the stock purchase rights to certain note holders, $50,638 representing the value of shares issued to third parties for services and $13,454 of deprecation and amortization,

•	$32,251 in accrued interest which related to the notes from 2002 and 2003, most of which have subsequently been exchanged for equity as described later in this section,
•	$1,250 in accrued interest - related party which relates to the note due Universal Funding which was part of the notes exchanged for equity as described later in this section, and
•	$107,767 in accounts payable and accrued expenses.

As our operations for the three months ended December 31, 2006 did not reflect our current business and operations, a comparison of the fiscal 2008 period to the fiscal 2007 of net cash used in continuing operations would not be meaningful.

Net cash used in investing activities for the three months ended December 31, 2007 was $43,838 which reflects web site development costs. We did not have any comparable expenses in the fiscal 2007 period.

Net cash provided by financing activities was $134,651 for the three months ended December 31, 2007 as compared to $319,900 for the comparable period in fiscal 2007. During the three months ended December 31, 2007 we generated cash from the exercise of options and a loan from our executive officers; during the comparable period in fiscal 2007 we generated cash from the sale of securities net of the repayment of a related party note.

At December 31, 2007, we owed an aggregate of approximately $983,000, including $590,000 of principal and approximately $393,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. Included in that amount was approximately $38,000 due Universal Funding, a company owned by Messrs. Gary Schultheis and Herbert Tabin, currently executive officers and directors of our company. These notes were issued before our February 2007 acquisition of assets from Vois Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of our company. At the time we borrowed the funds from Universal Funding, Messrs. Schultheis and Tabin were not affiliates of our company. While none of the notes are secured, each provided for default interest. In January 2008 we entered into exchange agreements with the holders of a majority of these notes whereby the holders exchanged $420,000 principal and accrued interest totaling $746,196 for an aggregate of 248,994 shares of our common stock based upon an exchange ratio of $3.00 per share. The exchanging note holders have agreed to a one-year lock-up on the shares issues in exchange for these obligations.

Messrs. Edward Spindel and Michael Spindel, the holders of the remaining $145,000 principal amount notes, elected not to participate in the aforedescribed exchange and those notes, which were issued between December 2002 and February 2003 at the time they were members of our Board of Directors, remain past due.

The interest expense and stock purchase rights which were related to those notes, while non-cash, have had an adverse impact on our financial statements. While the fair value of the shares we issued in exchange for that indebtedness was $809,231 and we will recognize a one-time loss on forgiveness of debt of approximately $63,000 in the second quarter of fiscal 2008, we believe that the satisfaction of these obligations which pre-dated our current business will make our company more attractive to investors.

Since February 2007 our capital needs have been funded by advances made to us by our executive officers. During the first quarter of fiscal 2008 Messrs. Schultheis and Tabin advanced $100,000 to us and at December 31, 2007 we owed them $204,500 for funds advanced for working capital purposes. These advances are non-interest bearing.

We do not have any commitments for capital expenditures. In order to provide funds for our operating expenses and to pay our obligations, as well as to provide additional funds for Web site development and marketing expenses, between January 2008 and February 2008 we raised $1,000,325 in gross proceeds through the sale of our common stock. After commissions and expenses of the offering, we intend to use a portion of the approximately $895,000 net proceeds of the offering to satisfy obligations totaling approximately $328,000 due to two former directors and other third parties under the terms of an agreement entered into October 2007. We are using the balance for general working capital.

We intend to continue to seek to raise additional capital through the sale of our securities to provide the balance of the funds necessary to support our current operations and grow our company. While we do not have any firm commitments to raise the capital, we believe that the impact on our balance sheet of extinguishments of the historic debt dating from 2002 and 2003 which will be reflected in the second quarter of fiscal 2008, together with the continuing increase in our member base will make our company more attractive to prospective investors. However, as there are no assurances that we will able to raise additional capital as needed, it is possible that we will not have the funds necessary to grow our company, pay our operating expenses or satisfy our obligations.

Critical Accounting Policies

Website Development Costs

We capitalized certain internal use software and website development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is two years.

Share-Based Payments

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

Item 3. Controls And Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008 we sold an aggregate of 28,571 shares of our common stock to one accredited investor at an offering price of $1.75 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Rule 506 of Regulation D and Section 4(2) of that act. We received gross proceeds of $50,000. We agreed to pay Capital Growth Financial, LLC, a FINRA member firm which acted as placement agent for us in the offering, a cash commission of $5,000 and issue the firm or its designees five year common stock purchase warrants to purchase 2,857 shares of our common stock exercisable at $2.00 per share as compensation for their services. The warrants contain a cashless exercise provision. We are using the net proceeds for general working capital.

We agreed to file a registration statement with the Securities and Exchange Commission covering the shares of our common stock sold in the offering, together with the shares issuable upon exercise of the warrants granted to the placement agent, within 90 days of closing date which, upon effectiveness, will permit the Shares to be publicly resold. We will be subject to penalties if the registration statement is not declared effective within 180 days of closing date.

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

VOIS INC.

February 13, 2008	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer