Form 10QSB
period 2008-03-31
VOIS Inc.
filed 2008-05-15
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 000-33035

VOIS, Inc.
(Name of small business issuer in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Corporate Boulevard, Boca Raton, FL 33431
(Address of principal executive offices)

(561) 948-4193
(Issuer’s telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 6,540,304 on May 13, 2008.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “VOIS,” " we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary. All share and per share information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006. The information which appears on our web site is not part of this report.

INDEX

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet at March 31, 2008 (unaudited)	2
	Statements of Operations for the three months and six months ended March 31, 2008 and 2007 and Cumulative for the Period from May 19, 2000 (inception) to March 31, 2008 (unaudited)	3
	Statements of Cash Flows for the six months ended March 31, 2008 and 2007 and Cumulative for the Period from May 29, 2000 (inception) to March 31, 2008 (unaudited)	4
	Notes to Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis or Plan of Operation.	17
Item 3.	Controls and Procedures.	21
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Submission of Matters to a Vote of Security Holders.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIS, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS
Current Assets:
Cash	$549,069
Total current assets	549,069

Website development costs, net of accumulated amortization of $28,657	130,181

Property and equipment, net of accumulated depreciation of $5,061	8,382
Other assets	8,197
Total assets	$695,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$646,582
Notes payable and accrued interest	229,264
Due to executive officers	204,500
Total current liabilities	1,080,346

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 6,410,126 shares issued and outstanding	6,410
Additional paid-in capital	10,510,850
Deficit accumulated during the development stage	(10,901,777)

Total stockholders’ deficit	(384,517)

Total liabilities and stockholders’ deficit	$695,829

See Notes to Unaudited Financial Statements.

VOIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended		Cumulative For the Period
	March 31,		March 31,		From May 19, 2000 (Inception)
	2008	2007	2008	2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$8,675	$2,001	$18,439	$2,001	$24,403

Operating expenses:
Selling, general & administrative	414,944	429,047	3,343,898	479,521	7,164,809
Total operating expenses	414,944	429,047	3,343,898	479,521	7,164,809

Operating loss	(406,269)	(427,046)	(3,325,459)	(477,520)	(7,140,406)

Other (income) expense:
Interest income	(1,827)	-	(1,827)	-	(1,827)
Loss on investment in A.D. Pharma	-	-	-	-	125,000
Interest expense	73,764	25,479	121,451	59,788	564,413
Interest expense-related party	474	1,250	1,724	2,500	13,391
	72,411	26,729	121,348	62,288	700,977

Loss from continuing operations	(478,680)	(453,775)	(3,446,807)	(539,808)	(7,841,383)

Loss from discontinued operations	-	-	-	(43,891)	(3,060,394)

Net loss	$(478,680)	$(453,775)	$(3,446,807)	$(583,699)	$(10,901,777)

Per share data- basic and diluted:
Loss from continuing operations	$(0.09)	$(0.08)	$(0.63)	$(0.21)
Loss from discontinued operations	$-	$-	$-	$(0.02)
Net loss	$(0.09)	$(0.08)	$(0.63)	$(0.23)

Basic and diluted weighted average common shares outstanding	5,462,788	5,447,687	5,458,840	2,556,176

See Notes to Unaudited Financial Statements.

VOIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six-month	Six-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,446,807)	$(583,699)	$(10,901,777)
Less loss from discontinued operations	-	(43,891)	(3,060,394)
Loss from continuing operation	(3,446,807)	(539,808)	(7,841,383)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors,
employees, and consultants	2,695,680	55,325	5,390,015
Fair value of rights issued pursuant to notes payable	18,221	15,909	117,113
Fair value of shares issued for services	50,638	-	50,638
Loss on extinguishment of debt	42,211	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	2,362	675	5,061
Amortization	25,344	-	28,657
Changes in operating assets and liabilities:
Accounts receivable	-	(1,441)	-
Prepaid receivable	-	(56)	-
Accrued interest	56,435	62,000	102,108
Accrued interest-related party	1,724	2,500	5,474
Increase (decrease) in accounts payable and accrued expenses	(2,392)	218,021	1,122,918
Total adjustments to loss from continuing operations	2,890,223	352,933	6,965,388
Net cash flows from continuing operating activities	(556,584)	(186,875)	(875,995)
Net operational cash flows from discontinued operations	-	43,891	(2,376,733)
Net cash used in operating activities	(556,584)	(142,984)	(3,252,728)

Cash flows from investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(105,838)	-	(158,838)
Capital expenditures	-	(13,443)	(88,344)
Acquisition and purchases of intangible and other assets	-	(6,747)	(8,197)

Net cash used in investing activities	(105,838)	(20,190)	(380,379)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayments of notes payable	(50,000)	-	(438,769)
Exercise of options	34,651	-	34,651
Repayment of notes payable- related party	-	(38,500)	38,500
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,401)
Advance from executive officers	100,000	-	204,500
Payments of financing costs	(102,533)	-	(158,733)
Proceeds from issuance of shares of common stock	1,222,100	361,075	3,831,889
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	1,204,218	322,575	4,182,176

Net increase in cash	541,796	159,401	549,069

Cash, beginning of period	7,273	3,235	-

Cash, end of period	$549,069	$162,636	$549,069

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$-	$32,311

Non-cash investing and financing activities:
Fair value of shares issued to satisfy notes payable and accrued interest	$809,231	$-	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Through March 31, 2008, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $10,901,777 and has a stockholders’ deficiency of $384,517, at March 31, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financials information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included an such adjustments are of a normal recurring nature. These financials statements should be read in conjunction with the financial statements for the year ended September 30, 2008 and notes there to and other pertinent information contained in Form 10-KSB the Company has filed with the Securities and Exchange Commission (the “Commission”).

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - PLAN OF ORGANIZATION (Continued)

The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending September 30, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the six-month period ended March 31, 2008, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of March 31, 2008, the Company has capitalized certain internal use software and website development costs amounting to approximately $159,000. The estimated useful life of costs capitalized is evaluated for each specific project and is two years.

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

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The amount of anti-dilutive common shares equivalent outstanding at March 31, 2008 and 2007 are as follows

	March 31, 2008	March 31, 2007
Stock Options:	1,650,067	26,667
Warrants:	110,664	57,360
Rights Issued to Note Holders:	15,868	7,804
Total	1,776,599	91,831

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $67,300 during the six-month period ended March 31, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at March 31, 2008:

Website development costs	$158,838
Less: accumulated amortization	(28,657)
Website development costs, net	$130,181

Amortization expense of the website development costs amounted to $25,344 during the six-month period ended March 31, 2008.

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

Continuing operations:
Computer equipment	$11,172
Furniture and equipment	2,271
13,443
Accumulated depreciation	(5,061)
Property and equipment, net	$8,382

Depreciation expense of the property and equipment amounted to $2,362 and $675 during the six-month period ended March 31, 2008 and 2007, respectively.

NOTE 5 - NOTES PAYABLE

•
$95,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $54,844 in accrued interest and penalty at March 31, 2008. The notes payable are unsecured and currently in default.

•
$50,000 notes payable, bearing 20% interest rate per annum, due as extended, ranging from October 15, 2004 to November 30, 2005. The Company owes $29,420 in accrued interest and penalty at March 31, 2008. The notes payable are unsecured and currently in default.

During February 2008, the Company issued 248,994 shares of common stock in connection with the satisfaction of obligations under certain notes payable, amounting to $767,020, including accrued interest and penalty. The fair value of the shares issued amounted to $809,231. The loss on extinguishment of debt amounted to $42,210, resulting from the issuance of such shares has been expensed as interest expense.

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the six-months ended March 31, 2008 and March 31, 2007, these note holders were issued rights to acquire 3,467 and 5,204 common shares, respectively. During the six-month periods ended March 31, 2008 and 2007, respectively, certain note holders purchased 201 and 8,533 common shares for $75 and $3,200 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $18,221 and $15,909 during the six-month periods ended March 31, 2008 and 2007, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $58,159 and $64,500 during the six-month periods ended March 31, 2008 and 2007, respectively.

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 – DUE TO EXECUTIVE OFFICERS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand. As of March 31, 2008, the total amount due is $204,500.

NOTE 7 - RELATED PARTY TRANSACTIONS

Purchase of Assets

On February 1, 2007, we purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by our Chairman and our Senior Vice President - Corporate Development.

Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,045). All assets were purchased from the aforementioned related parties at their cost.

Loans Receivable

We have billed two related companies one owned by our Chairman and an officer, and the other one owned by our Chairman, our former President, and a former officer an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during the six-month period ending March 31, 2007.

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the six-month periods ended March 31, 2008 and 2007, this note holder was issued rights to acquire 1,333 and 2,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $6,991 and $19,982 during the six-month periods ended March 31, 2008 and 2007, respectively and was recorded as interest expense.

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

The interest and penalty expenses associated with the aforementioned notes amounted to $2,500 and $1,724 during the six-month periods ended March 31, 2008 and 2007, respectively.

Issuances of Common Stock

During the six-month period ending March 31, 2007, the Company generated proceeds of approximately $98,000 in connection with the issuance 1,306,667 shares of common stock to its Chairman and Senior Vice President.

NOTE 8 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the six-month period ended March 31, 2008, six note holders were issued rights to acquire 3,467 common shares with a fair value of $18,221. The fair value of the note holders rights is the estimated value at October 31, November 30, December 31, and January 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from of $0.33 to $1.67; market price ranging from $3.25 to $9.50; expected volatility ranging from 141.57% to 142.46%; a risk free interest rate ranging from 3.67% to 4.48%; and expected option life of 10 years.

Exercise of Stock Purchase Rights

During this period, one note holder exercised his right to purchase 201 shares of common stock for $75.

Satisfaction of Notes Payable

During January 2008, the Company issued 248,994 shares of common stock to satisfy its obligations to certain note holders. The obligations amounted to approximately $746,000 in principal and accrued interest. The fair value of the shares at the date of issuance amounted to approximately $810,000.

Issuance of Shares Pursuant to Private Placements

During the six-month period ending March 31, 2007, the Company issued 1,306,667 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $98,000. As well as 100,000 shares of common stock to an investor that is partially owned by a member of our board for $10,000.

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8 - CAPITAL STOCK (Continued)

During the six-month period ending March 31, 2008, the Company issued 698,344 shares of common stock pursuant to a private placement, generating proceeds of $1,119,567 to the Company after financing fees of $102,533.

During 2001, the Company issued warrants to purchase 57,360 shares of common stock to the placement agent in connection with a private placement. The warrants expire in December 2009. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $30.00 to $18.75. In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price which we have the right to call the warrants from $112.50 to $22.50, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $.75 per warrant share of common stock would remain the same.

During the six-month period ending March 31, 2008, the Company issued warrants to purchase 53,304 shares of common stock to the placement agent for compensation of services in connection with the private placement. The warrants are exercisable at $2.00 per share and expire in January 2013.

At March 31, 2008, there are 110,664 warrants outstanding.

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at December 31, 2007. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the three-month period ended December 31, 2007. The options outstanding vest upon grant. During the six-month periods ending March 31, 2008 and 2007, respectively, the Company recorded a share-based payment expense amounting to approximately $2,700,000 and $55,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

Exercise price:	$1.50-$5.25
Market price at date of grant:	$1.50-$7.00
Volatility:	129%-200%
Expected dividend rate:	0%
Risk-free interest rate:	4.24%-5.05%

VOIS, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8 - CAPITAL STOCK (Continued)

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

The weighted-average grant-date fair value of options granted during the six-month period ending March 31, 2008 and 2007 amounted to $2.25 and $0, respectively.

The total compensation cost for options amounted to $2,695,680 and $55,325 during the six-month period ended March 31, 2008 and 2007, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at March 31, 2008.

NOTE 9 – SUBSEQUENT EVENTS

During April 2008, the Company entered into three year and one month lease agreement, with an annual base rent of $48,720.

During April and May 2008, the Company issued 61,143 shares of common stock pursuant to a private placement, generating proceeds of $107,000 to the Company.

During May 2008, the Company issued 69,035 shares of common stock in satisfaction of amounts owed under a payable.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We are a global social networking marketplace. We operate a Web 2.0 online user-generated content social network site with the domain name www.vois.com which connects members together both socially and economically through a social commerce (“sCommerce”) platform. sCommerce combines social networking and online commerce, empowering peer-to-peer, business-to-consumer and business-to-business interactions and transactions influenced by individuals and communities of interest. VOIS members are able to create an online profile and connect with others around shared interests, potentially making unlimited number of friends to interact with personally and to transact commerce. As of the end of April 2008, we had approximately 112,000 members who have registered and we were ranked the 4,963rd most visited Web site in the world by Alexa.com, an Amazon.com company.

We are a development stage company. The key elements of our business strategy include:

•	enhancing member experience and engagement on our Web site,
•	expanding our membership base,
•	increasing monetization of our Web site, and
•	pursuing strategic acquisitions and international expansion opportunities.

In order to accomplish the foregoing, we will need to continue to enhance the functionality of our social networking Web site, add features designed to provide our members with a more personalized experience and improve our registration process. While we intend to continue to market our services through our historical online channels, we will need to expand our marketing efforts to include a variety of marketing techniques, such as co-registrations, referral programs and search engine optimization techniques, to generate new members, all with the goal of decreasing our member acquisition costs.

In addition to any organic growth of our business, our model is also based upon growth through the acquisitions of a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies. However, it is likely that we will need to raise additional capital to pursue acquisitions.

We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Web site development, maintenance and hosting services. We also intend to outsource our branding and marketing programs to specialized industry professionals. Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2008. During fiscal 2008 we will also be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate the effectiveness of our internal controls over financial reporting. We are unable at this time to quantify the costs of this action, but anticipate that it will be approximately $20,000. We anticipate that our operating costs, including the costs of the Section 404 compliance, but excluding expenses associated with share-based payments will be approximately $300,000 in fiscal 2008. This strategy has allowed us to efficiently operate during fiscal 2007. In addition to the capital necessary for marketing expenses and potential acquisitions, we will continue to require working capital to fund our overhead expenses until such time as our revenues significantly increase as our revenues alone are insufficient to cover our future operating expenses.

Results of Operations

Our revenues, which were attributable to online advertising revenue, increased $16,438 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. During the six months ended March 31, 2008, all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. In addition, to date our revenues model has been advertising based. We are in the process of refining our model and anticipate that beginning in the first quarter of 2009 our revenues will be primarily fee-based. As a result, we are unable at this time to predict the amount of revenues during the balance of 2008.

Selling, general and administrative expense increased $2,864,377 for the six months ended March 31, 2008 from the comparable period in fiscal 2007. During the six months ended March 31, 2008, principal components of our general and administrative expenses included approximately:

•	$206,000 on marketing and advertising,
•	$60,000 on Web site hosting and Web site development expenses,
•	$169,000 on salaries, taxes and benefits,
•	$189,000 on general overhead expenses, such as rent, consulting fees, legal and accounting fees and travel,
•	$28,000 of non-cash depreciation and amortization, and
•	$2,700,000 of non-cash expense for the valuation of stock options.

As our operations for the six months ended March 31, 2008 did not reflect our current business and operations for the entire period, we believe a comparison of selling, general and administrative expenses for the fiscal 2008 period to the fiscal 2007 period would not be meaningful.

Other expenses increased $59,060 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. This increase is primarily attributable to increased interest expense, which included approximately $42,000 from the loss on extinquishment of debt and approximately $18,000 representing the fair value of stock purchase rights issued in connection with the notes, offset by decreased in interest expense - related party and interest income.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at March 31, 2008 we have an accumulated deficit of approximately $10.9 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2007 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2008 (unaudited) and September 30, 2007:

	March 31, 2008 ($)	September 30, 2007 ($)	$ of change	% of change
Working capital (deficit)	(531,277)	(1,734,326)	(1,203,049)	-69%
Cash	549,069	7,273	541,796	+7,449%
Total current assets	549,069	7,273	541,796	+7,449%
Total assets	695,829	75,901	619,928	+817%
Accounts payable and accrued expenses	631,582	648,974	(17,392)	-3%
Notes payable and accrued interest	229,264	951,458	(722,194)	-76%
Note payable to related party and accrued interest	0	36,667	(36,667)	-100%
Due to executive officers	204,500	104,500	100,000	+96%
Total current liabilities	1,080,346	1,741,599	(661,253)	-38%
Total liabilities	1,080,346	1,741,599	(661,253)	-38%

At March 31, 2008 we had a working capital deficit of $531,277, a decrease of approximately 69% from September 30, 2007. Our current assets at March 31, 2008 increased from September 30, 2007 as a result of an increase in cash. As disclosed later in this section, during fiscal 2008 we have raised over $1,300,000 through the sale of our securities, including proceeds which have been received subsequent to March 31, 2008, and an additional $100,000 was advanced to us by an executive officer and director.

At March 31, 2008 our current liabilities decreased approximately 38% from September 30, 2007 which is primarily attributable to the conversion of notes payable and accrued interest into equity as described later in this section offset by an increase in the amounts due our executive officers and directors for advances made to our company. In addition, at March 31, 2008 we satisfied approximately $328,000 of accounts payable and accrued expenses due former officers and directors as well as other third parties pursuant to the terms of the Stock Purchase Agreements entered into in October 2007 between our company and VOIS Partners LLC, an affiliated entity to our executive officers and directors, with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC.

Net cash used for continuing operating activities for the six months ended March 31, 2008 was $556,584 as compared to $142,984 for the six months ended March 31, 2007. Items contributing to the net cash used in continuing operating activities for the fiscal 2008 period include:

•
a non-cash adjustment of $2,834,456 to reconcile our net loss to net cash used in operating activities which includes $2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants, $18,221 representing the value of the stock purchase rights to certain note holders, $50,638 representing the value of shares issued to third parties for services, $42,211 representing the loss on extinguishments of debt and $27,706 of deprecation and amortization,

•	$56,435 in accrued interest which related to the notes from 2002 and 2003, most of which have subsequently been exchanged for equity as described later in this section, and
•	$1,724 in accrued interest - related party which relates to the note due Universal Funding which was part of the notes exchanged for equity as described later in this section.

These increases were offset by a decrease of $2,392 in accounts payable.

As our operations for the six months ended March 31, 2008 did not reflect our current business and operations for the entire period, we believe a comparison of the fiscal 2008 period to the fiscal 2007 of net cash used in continuing operations would not be meaningful.

Net cash used in investing activities for the six months ended March 31, 2008 was $105,838 which reflects web site development costs. We did not have any comparable expenses in the fiscal 2007 period.

Net cash provided by financing activities was $1,204,218 for the six months ended March 31, 2008 as compared to $322,575 for the comparable period in fiscal 2007. During the six months ended March 31, 2008 we generated cash from the sale of our securities, the exercise of options and a loan from an executive officer and director which was offset by repayments of notes payable and financing costs; during the comparable period in fiscal 2007 we generated cash from the sale of securities net of the repayment of a related party note.

At December 31, 2007, we owed an aggregate of approximately $968,000, including $565,000 of principal and approximately $403,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. Included in that amount was approximately $38,000 due Universal Funding, a company owned by Messrs. Gary Schultheis and Herbert Tabin, currently executive officers and directors of our company. In January 2008 17 individuals and entities which were the holders of $420,000 principal amount of notes agreed to accept shares of our common stock in exchange for such indebtedness, including $326,196 in accrued but unpaid interest, at an exchange rate of $3.00 per share which resulted in the issuance of 248,994 shares of our common stock valued at $809,231. The holders who agreed to exchange for such indebtedness for equity agreed to an additional lockup of these securities for a period of one year from their issuance. As part of the debt exchange, Universal Funding exchanged $25,000 of principal and $12,917 of accrued interest for 12,639 shares of our common stock in full satisfaction amounts owed it. The remaining two note holders are former directors of our company. In April 2008, we filed a lawsuit against these individuals alleging that these individuals had violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not the company and that their wrongful actions and omissions resulted in their unjust enrichment.

Our executive officers have provided funds to us for working capital and at March 31, 2008 we owed them $204,500 for funds advanced to us. These advances are non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at March 31, 2008 we owed these executive officers approximately $400,000 in salaries. We anticipate that we will continue accruing salaries in future periods until such time as our revenues are sufficient to pay our operating expenses.

Between January 2008 and May 2008 we raised $1,337,850 in gross proceeds through the sale of our common stock. After commissions and expenses of the offering, we used a portion of the approximately $1,204,000 net proceeds of the offering to satisfy obligations totaling approximately $328,000 due to two former directors and other third parties under the terms of an agreement entered into October 2007. We are using the balance for general working capital. We do not have any commitments for capital expenditures and believe our current working capital is sufficient to sustain our operations for the next approximate 12 months.

We intend to continue to seek to raise additional capital through the sale of our securities to provide the balance of the funds necessary to support our current operations and grow our company. While we do not have any firm commitments to raise the capital, we believe that the impact on our balance sheet of extinguishments of the historic debt dating from 2002 and 2003, together with the continuing increase in our member base will make our company more attractive to prospective investors. However, as there are no assurances that we will able to raise additional capital as needed, it is possible that we will not have the funds necessary to grow our company, pay our operating expenses or satisfy our obligations.

Critical Accounting Policies

Web site Development Costs

We capitalized certain internal use software and Web site development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is two years.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with our fiscal 2006, we adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Item 3. Controls And Procedures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 2008 and May 2008 we sold an aggregate of 216,444 shares of our common stock to 19 investors at an offering price of $1.75 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. We received gross proceeds of $378,775. We agreed to pay Capital Group Financial, LLC, a FINRA member firm which acted as placement agent for us in the offering, a cash commission of $2,852 and to issue the firm or its designees five year common stock purchase 1,630 shares of our common stock exercisable at $2.00 per share as compensation for their services. The warrants contain a cashless exercise provision. We are using the proceeds for general working capital. The investors were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

In May 2008 we issued an aggregate of 69,035 shares of our common stock valued at $325,669 in satisfaction of amounts owned under accounts payable. The recipients were an accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 15, 2008 we entered into a three year lease, effective May 1, 2008, for new office space which will serve as our principal executive offices. Under the terms of the agreement, we leased approximately 2,400 square feet of office space from an unrelated third party for an initial annual base rent of $48,720 which escalates to approximately $52,700 annually in the last year of the lease, together with our proportionate share (1.69%) of the operating expenses which totals $22,533 during the first year of the lease. We have tendered the lessor approximately $29,662 which represents prepaid rent, a portion of the operating expense and a security deposit.

Item 6. Exhibits.

Exhibit No.	Description

10.13	Lease for principal executive offices
31.1	Rule 13a-14(a)/15d-14(a) certification of President
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
32.1	Section 1350 certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

VOIS INC.

May 14, 2008	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer