Form 10-Q
period 2008-06-30
VOIS Inc.
filed 2008-08-14
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33035

VOIS INC.
(Name of registrant as specified in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Yamato Road, Suite 251, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 998-3882
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 6,709,456 shares of common stock are issued and outstanding as of August 11, 2008.

VOIS INC.
FORM 10-Q
June 30, 2008

CAUTIONARY STATEMENT REGARDING OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “VOIS,” " we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary. All share and per share information gives proforma effect to the one for 75 reverse stock split of our issued and outstanding common stock effective November 2, 2006. The information which appears on our web site is not part of this report.

VOIS INC.
(A Development Stage Company)
BALANCE SHEET

	June 30,	September 30,
	2008	2007
		(1)
ASSETS

Current Assets:
Cash	$617,906	$7,273
Total current assets	617,906	7,273

Website development costs, net of accumulated amortization of $53,199 at June 30, 2008 and $3,313 at September 30, 2007	180,639	49,687

Property and equipment, net of accumulated depreciation of $6,321 at June 30, 2008 and $2,699 at September 30, 2007	18,238	10,744
Other assets	22,423	8,197
Total assets	$839,206	$75,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$603,819	$648,974
Notes payable and accrued interest	236,515	951,458
Notes payable to related party and accrued interest	-	36,667
Due to executive officers	204,500	104,500
Total current liabilities	1,044,834	1,741,599

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 6,716,295 and 5,448,954 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	6,716	5,449
Additional paid-in capital	11,268,734	5,783,823
Subscription receivable	(54,500)	-
Deferred compensation, net of accumulated amortization of $137,225	(137,225)	-
Deficit accumulated during the development stage	(11,289,353)	(7,454,970)

Total stockholders’ deficit	(205,628)	(1,665,698)

Total liabilities and stockholders’ deficit	$839,206	$75,901

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended		Cumulative For the Period
	June 30,		June 30,		From May 19, 2000 (Inception)
	2008	2007	2008	2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,476	$496	$24,915	$2,497	$30,879

Operating expenses:
Selling, general & administrative	387,827	2,743,425	3,731,725	3,222,946	7,552,636
Total operating expenses	387,827	2,743,425	3,731,725	3,222,946	7,552,636

Operating loss	(381,351)	(2,742,929)	(3,706,810)	(3,220,449)	(7,521,757)

Other (income) expense:
Interest income	(1,082)	-	(2,909)	-	(2,909)
Loss on investment in A.D. Pharma	-	-	-	-	125,000
Interest expense	7,307	65,114	128,758	124,902	571,720
Interest expense-related party	-	1,250	1,724	3,750	13,391
	6,225	66,364	127,573	128,652	707,202

Loss from continuing operations	(387,576)	(2,809,293)	(3,834,383)	(3,349,101)	(8,228,959)

Income/(loss) from discontinued operations	-	-	-	43,891	(3,060,394)

Net loss	$(387,576)	$(2,809,293)	$(3,834,383)	$(3,305,210)	$(11,289,353)

Per share data- basic and diluted:
Loss from continuing operations	$(0.06)	$(0.52)	$(0.64)	$(0.70)
Loss from discontinued operations	$-	$-	$-	$0.01
Net loss	$(0.06)	$(0.52)	$(0.64)	$(0.69)

Basic and diluted weighted average common shares outstanding	6,504,203	5,448,686	5,989,137	4,758,664

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month period ended June 30, 2008	Nine-month period ended June 30, 2007	Cumulative For the Period From May 19, 2000 (Inception) to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,834,383)	$(3,305,210)	$(11,289,353)
Less loss from discontinued operations	-	43,891	(3,060,394)
Loss from continuing operation	(3,834,383)	(3,349,101)	(8,228,959)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	2,695,680	2,470,288	5,390,015
Fair value of rights issued pursuant to notes payable	18,221	(7,278)	117,113
Fair value of shares issued for services	101,838	-	101,838
Loss on extinguishment of debt	42,211	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Cancellation of stock	(10)	-	(10)
Depreciation	3,622	1,687	6,321
Amortization	49,886	-	53,199
Amortization of deferred compensation	137,225	-	137,225
Changes in operating assets and liabilities:
Other asset	(14,226)	-	(14,226)
Accrued interest	63,686	72,589	109,359
Accrued interest-related party	1,724	3,750	5,474
Increase (decrease) in accounts payable and accrued expenses	(45,155)	403,103	1,080,155
Total adjustments to loss from continuing operations	3,054,702	2,944,139	7,129,867
Net cash flows from continuing operating activities	(779,681)	(404,962)	(1,099,092)
Net operational cash flows from discontinued operations	-	43,891	(2,376,733)
Net cash used in operating activities	(779,681)	(361,071)	(3,475,825)

Cash flows from investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(180,838)	-	(233,838)
Capital expenditures	(11,116)	(13,443)	(99,460)
Acquisition and purchases of intangible and other assets	-	(6,747)	(8,197)

Net cash used in investing activities	(191,954)	(20,190)	(466,495)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	50,000	979,519
Repayments of notes payable	(50,000)	-	(438,769)
Exercise of options	34,651	-	34,651
Repayment of notes payable- related party	-	(38,500)	38,500
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,401)
Advance from executive officers	100,000	52,500	204,500
Payments of financing costs	(102,533)	-	(158,733)
Proceeds from issuance of shares of common stock	1,600,150	361,301	4,209,939
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	1,582,268	425,301	4,560,226

Net increase in cash	610,633	44,040	617,906

Cash, beginning of period	7,273	3,235	-

Cash, end of period	$617,906	$47,275	$617,906

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$-	$32,311

Non-cash investing and financing activities:
Fair value of shares issued to satisfy notes payable and accrued interest	$809,231	$-	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$(274,450)	$-	$(274,450)
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Through June 30, 2008, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $11,289,353 and has a stockholders’ deficiency of $205,628, at June 30, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financials information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included an such adjustments are of a normal recurring nature. These financials statements should be read in conjunction with the financial statements for the nine-months ended September 31, 2007 and notes there to and other pertinent information contained in Form 10-KSB the Company has filed with the Securities and Exchange Commission (the “Commission”).

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - PLAN OF ORGANIZATION (Continued)

The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending September 30, 2008.

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the nine-month period ended June 30, 2008, the Company reached bank balances exceeding the FDIC insurance limit. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of June 30, 2008, the Company has capitalized certain internal use software and website development costs amounting to approximately $234,000. The estimated useful life of costs capitalized is evaluated for each specific project and is two years.

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

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The amount of anti-dilutive common shares equivalent outstanding at June 30, 2008 and 2007 are as follows

	June 30, 2008	June 30, 2007
Stock Options:	1,650,067	456,667
Warrants:	110,664	57,360
Rights Issued to Note Holders:	15,868	36,242
Total	1,776,599	550,269

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $76,833 during the nine-month period ended June 30, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at June 30, 2008:

	June 30, 2008	September 30, 2007
Website development costs	$233,838	$53,000
Less: accumulated amortization	(53,199)	(3,133)
Website development costs, net	$180,639	$49,687

Amortization expense of the website development costs amounted to $49,886 during the nine-month period ended June 30, 2008.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	June 30, 2008	September 30, 2007
Continuing Operation
Computer equipment	$11,987	$11,172
Furniture and equipment	8,751	2,271
Equipment	3,821	-
	24,559	13,443
Accumulated depreciation	(6,321)	(2,699)
Property and equipment, net	$18,238	$10,744

Depreciation expense of the property and equipment amounted to $3,622 and $1,687 during the nine-month period ended June 30, 2008 and 2007, respectively.

NOTE 5 - NOTES PAYABLE

•
$95,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $60,042 in accrued interest and penalty at June 30, 2008. The notes payable are unsecured and currently in default.

•
$50,000 notes payable, bearing 20% interest rate per annum, due as extended, ranging from October 15, 2004 to November 30, 2005. The Company owes $31,473 in accrued interest and penalty at June 30, 2008. The notes payable are unsecured and currently in default.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (Continued)

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the nine-months ended June 30, 2008 and June 30, 2007, these note holders were issued rights to acquire 3,467 and 7,804 common shares, respectively. During the nine-month periods ended June 30, 2008 and 2007, respectively, certain note holders purchased 200 and 8,002 common shares for $75 and $3,002 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $18,221 and $74,485 during the nine-month periods ended June 30, 2008 and 2007, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $65,410 and $76,339 during the nine-month periods ended June 30, 2008 and 2007, respectively.

NOTE 6 – DUE TO EXECUTIVE OFFICERS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand. As of June 30, 2008, the total amount due is $204,500.

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

Loans Receivable

We have billed two related companies one owned by our Chairman and an officer, and the another one owned by our Chairman, our former President, and a former officer an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during the nine-month period ending June 30, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the nine-month periods ended June 30, 2008 and 2007, this note holder was issued rights to acquire 1,333 and 3,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $6,991 and $35,358 during the nine-month periods ended June 30, 2008 and 2007, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $1,724 and $3,750 during the nine-month periods ended June 30, 2008 and 2007, respectively.

Issuances of Common Stock

During the nine-month period ending June 30, 2007, the Company generated proceeds of approximately $98,000 in connection with the issuance 1,306,667 shares of common stock to its Chairman and Senior Vice President.

NOTE 8 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the nine-month period ended June 30, 2008, six note holders were issued rights to acquire 3,467 common shares with a fair value of $18,221. The fair value of the note holders rights is the estimated value at October 31, November 30, December 31, and January 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from of $0.33 to $1.67; market price ranging from $3.25 to $9.50; expected volatility ranging from 141.57% to 142.46%; a risk free interest rate ranging from 3.67% to 4.48%; and expected option life of 10 years.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

Exercise of Stock Purchase Rights

During this period, one note holder exercised his right to purchase 200 shares of common stock for $75.

Satisfaction of Notes Payable

During January 2008, the Company issued 248,994 shares of common stock to satisfy its obligations to certain note holders. The obligations amounted to approximately $746,000 in principal and accrued interest. The fair value of the shares at the date of issuance amounted to approximately $810,000.

Satisfaction of Payable

During the nine-month period ended June 30, 2008, the Company issued 76,068 shares of common stock in satisfaction of amounts owed under a payable, aggregating to $376,289.

Issuance of Shares Pursuant to Private Placements

During the nine-month period ending June 30, 2007, the Company issued 1,306,667 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $98,000. As well as 100,000 shares of common stock to an investor that is partially owned by a member of our board for $10,000.

During the nine-month period ending June 30, 2008, the Company issued 945,479 shares of common stock pursuant to a private placement, generating proceeds of $1,497,541 to the Company after financing fees of $102,533.

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

During the nine-month period ending June 30, 2008, the Company issued warrants to purchase 53,304 shares of common stock to the placement agent for compensation of services in connection with the private placement. The warrants are exercisable at $2.00 per share and expire in January 2013.

At June 30, 2008, there are 110,664 warrants outstanding.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at December 31, 2007. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the three-month period ended December 31, 2007. The options outstanding vest upon grant. During the nine-month periods ending June 30, 2008 and 2007, respectively, the Company recorded a share-based payment expense amounting to approximately $2,700,000 and $2,670,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

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

The weighted-average grant-date fair value of options granted during the nine-month period ending June 30, 2008 and 2007 amounted to $2.25 and $6.20, respectively.

The total compensation cost for options amounted to $2,695,680 and $2,669,569 during the nine-month period ended June 30, 2008 and 2007, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at June 30, 2008.

NOTE 9 – COMMITMENTS

During April 2008, the Company entered into a thirty-seven month lease agreement, with an annual base rent of $48,720.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a global social networking marketplace website. We operate a Web 2.0 online user-generated content social network website with the domain name www.vois.com which connects members through a social commerce ("sCommerce") platform. sCommerce combines social networking and online commerce, empowering peer-to-peer, business-to-consumer and business-to-business interactions and transactions influenced by individuals and communities of interest. VOIS members are able to create an online profile and connect with others around shared interests, potentially making an unlimited number of friends to interact with personally and to transact commerce. VOIS aims to be the first social commerce site that leverages the power of social networking to enable its global audience to buy and sell professional freelance and on-demand manufacturing services online. Building on its success as a social networking site, VOIS will facilitate outsourcing by creating a unique platform that provides a marketplace for buyers and sellers to source or social source projects cost-efficiently as well as the collaboration tools to help them conduct business. In August 2008 we launched sCommerce.com, a self-hosted blog site for sCommerce news and stories. sCommerce as a weblog will be dedicated to profiling and reviewing new sCommerce Internet products and companies. As of the end of July 2008, we had approximately 115,000 members who have registered and we were ranked the 13,708th most visited Web site in the world by Alexa.com, an Amazon.com company.

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

We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Web site development, maintenance and hosting services. We have outsourced our branding and marketing programs to specialized industry professionals primarily MDG Advertising. Accordingly, we do not anticipate that we will significantly expand our staff during the balance of fiscal 2008. During fiscal 2008 we will also be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate the effectiveness of our internal controls over financial reporting. We anticipate that the costs of this action will be approximately $20,000. We anticipate that our operating costs, including the costs of the Section 404 compliance, but excluding expenses associated with share-based payments will be approximately $300,000 during the balance of fiscal 2008. In addition to the capital necessary for marketing expenses and potential acquisitions, we will continue to require working capital to fund our overhead expenses until such time as our revenues significantly increase as our revenues alone are insufficient to cover our future operating expenses.

Results of Operations

Our revenues currently are attributable to online advertising revenue. During the first six months of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. Our website is presently in beta. During 2008 we devoted our resources to completing version 1.0 of our website, accordingly, we devoted less resources to our advertising efforts. Additionally, to date our revenue model has been advertising-based. We are in the process of refining our model and anticipate that to launch version 1.0 of our website in the fourth quarter of 2008 and beginning in the first quarter of 2009 our revenues will be primarily fee-based.

Selling, general and administrative expense for the three months ended June 30, 2008 was primarily attributable to marketing expenses (approximately $150,000), hosting fees (approximately $30,000), office rent (approximately $23,000) and accrued salaries (approximately $75,000) as well as depreciation of approximately $26,000. For the comparable three month period in fiscal 2007, selling, general and administrative were primarily attributable to $137,500 in administrative salaries, which included an accrual of $110,000, and approximately $88,000 of consulting fees as well as non-cash expenses associated with stock purchase rights issued to note holders (approximately $23,000), accrued interest and penalties associated with notes payable (approximately $40,000) and expenses associated with options granted (approximately $2,400,000).

During the nine months ended June 30, 2008, the principal components of our general and administrative expenses included hosting fees (approximately $55,000), marketing (approximately $251,000), consulting fees (approximately $79,000), accrued executive salaries (approximately $223,500), office rent (approximately $28,000) and professional fees (approximately $102,000) as well as non-cash expenses of approximately $2.7 million. These non-cash expenses included approximately $2,696,000 representing expenses associated with the granting of options to our management as well as approximately $86,000 of capitalized web development expenses, approximately $16,000 of marketing expenses. As our operations for the nine months ended June 30, 2007 did not reflect our current business and operations for the entire period, we believe a comparison of selling, general and administrative expenses for nine month period in fiscal 2008 period to the nine month period in fiscal 2007 period would not be meaningful. Our rent expense increased during the three months ended June 30, 2008 as a result of our move to new offices in May 2008. We anticipate that our general and administrative expenses will remain constant during the balance of 2008, absent the adjustment for the increase in our rental expense during the balance of the year.

Other expenses decreased significantly for the three months ended June 30, 2008 from the comparable period in fiscal 2007 as a result of the reduction in interest expense and interest expense-related party resulting from the conversion of debt during the first quarter of fiscal 2008.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at June 30, 2008 we have an accumulated deficit of approximately $11.3 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2007 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in our company.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2008 (unaudited) and September 30, 2007:

	March 31, 2008 ($)	September 30, 2007 ($)	$ of change	% of change
Working capital (deficit)	(426,928)	(1,734,326)	(1,307,398)	-75%
Cash	617,906	7,273	610,633	+8,395
Total current assets	617,906	7,273	610,633	+8,395
Total assets	839,206	75,901	763,305	+1,006
Accounts payable and accrued expenses	603,819	648,974	(45,155)	-7%
Notes payable and accrued interest	236,515	951,458	(714,943)	-75%
Note payable to related party and accrued interest	0	36,667	(36,667)	-100%
Due to executive officers	204,500	104,500	100,000	+96%
Total current liabilities	1,044,834	1,741,599	(696,765)	-40%
Total liabilities	1,044,834	1,741,599	(696,765)	-40%

At June 30, 2008 our capital deficit decreased as compared to September 30, 2007 primarily as a result of an increase in cash and a reduction in notes payable and accrued interest. During fiscal 2008 we have raised approximately $1,600,000 in gross proceeds through the sale of our securities. We used $328,000 of the net proceeds to satisfy certain payable as described below and the balance is being used for working capital.

We have also substantially reduced our liabilities during fiscal 2008. At December 31, 2007, we owed an aggregate of approximately $968,000, including $565,000 of principal and approximately $403,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. Included in that amount was approximately $38,000 due Universal Funding, a company owned by Messrs. Gary Schultheis and Herbert Tabin, currently executive officers and directors of our company. In January 2008 17 individuals and entities which were the holders of $420,000 principal amount of notes agreed to accept shares of our common stock in exchange for such indebtedness, including $326,196 in accrued but unpaid interest, at an exchange rate of $3.00 per share which resulted in the issuance of 248,994 shares of our common stock valued at $809,231. The holders who agreed to exchange for such indebtedness for equity agreed to an additional lockup of these securities for a period of one year from their issuance. As part of the debt exchange, Universal Funding exchanged $25,000 of principal and $12,917 of accrued interest for 12,639 shares of our common stock in full satisfaction of amounts owed it. The remaining two note holders are former directors of our Company. In April 2008, we filed a lawsuit against these individuals alleging that these individuals had violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not the Company and that their wrongful actions and omissions resulted in their unjust enrichment. This litigation remains pending.

In addition, during fiscal 2008 we satisfied approximately $328,000 of accounts payable and accrued expenses due former officers and directors as well as other third parties pursuant to the terms of the Stock Purchase Agreements entered into in October 2007 between our company and VOIS Partners LLC, an affiliated entity to our executive officers and directors, with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC.

Our executive officers have provided funds to us for working capital and at June 30, 2008 we owed them $204,500 for funds advanced to us. These advances are non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at June 30, 2008 we owed these executive officers approximately $479,951 in salaries. We anticipate that we will continue accruing salaries in future periods until such time as our revenues are sufficient to pay our operating expenses.

We intend to continue to seek to raise additional capital through the sale of our securities to provide the balance of the funds necessary to support our current operations and grow our company. While we do not have any firm commitments to raise the capital, we believe that the impact on our balance sheet of extinguishments of the historic debt dating from 2002 and 2003, together with the continuing increase in our member base will make our company more attractive to prospective investors. However, as there are no assurances that we will be able to raise additional capital as needed, it is possible that we will not have the funds necessary to grow our company, pay our operating expenses or satisfy our obligations.

Net cash used for continuing operating activities for the nine months ended June 30, 2008 was $779,681 as compared to $404,962 for the nine months ended June 30, 2007. Items contributing to the net cash used in continuing operating activities for the fiscal 2008 period include  a non-cash adjustment of $3,048,673 to reconcile our net loss to net cash used in operating activities which includes $2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants, $18,221 representing the value of the stock purchase rights to certain note holders, $101,838 representing the value of shares issued to third parties for services, which includes $85,638 issued for capitalized web development costs, $42,211 representing the loss on extinguishments of debt, $53,508 of deprecation and amortization and $137,225 representing the amortization of deferred compensation for public relations services. In addition, during the nine months ended June 30, 2008 we used cash totaling $14,226 as a deposit for our new office space, to pay accrued interest, including accrued interest - related party of $65,410, and to reduce our payables $45,155. As our operations for the nine months ended June 30, 2007 did not reflect our current business and operations for the entire period, we believe a comparison of the fiscal 2008 period to the fiscal 2007 of net cash used in continuing operations would not be meaningful.

Net cash used in investing activities for the nine months ended June 30, 2008 was $191,954, which reflects web site development costs of $180,838 and the purchase of furniture and fixtures of $11,116, as compared to $20,190 during the comparable fiscal 2007 period which included capital expenditures of $13,443 and the purchase of certain intangible assets of $6,747.

Net cash provided by financing activities was $1,582,268 for the nine months ended June 30, 2008 as compared to $425,301 for the comparable period in fiscal 2007. During the nine months ended June 30, 2008 we generated cash from the sale of our securities, the exercise of options and a loan from an executive officer and director which was offset by repayments of notes payable and financing costs; during the comparable period in fiscal 2007 we generated cash from the sale of securities net of the repayment of a related party note.

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

Item 3.  Quantative and Qualitative Disclosure About Market Risk.

Not applicable to a smaller reporting company.

Item 4T. Controls And Procedures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Between June and July, 2008 we sold an aggregate of 186,329 shares of our common stock to 16 accredited investors at an offering price of $1.75 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Rule 506 of Regulation D and Section 4(2) of that act. We received gross proceeds of $326,077. We are using the net proceeds for general working capital.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 21, 2008, our executive officers and directors who hold approximately 74.7% of our issued and outstanding common stock executed a written consent in lieu of a special meeting of stockholders in accordance with Delaware General Corporation Law granting our Board of Directors the authority to effect a forward stock split (the "Forward Split") of all of the outstanding shares of our common stock at a ratio of up to 30 for one (30:1) at any time prior to December 31, 2008. If implemented, the Forward Split will be effected through the filing of a Certificate of Amendment to our Certificate of Incorporation. On July 22, 2008 we filed a definitive Information Statement with the SEC describing these actions which was mailed to our non-consenting stockholders on or about July 23, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of President
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

August 14, 2008	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer