Form 10-K
period 2008-09-30
VOIS Inc.
filed 2008-12-12
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-K

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-33053

VOIS INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 Yamato Road, Suite 201, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(561) 998-3882

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,813,983 on March 31, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  7,231,866 shares of common stock are issued and outstanding as of December 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” " we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary.  All share and per share information gives pro-forma effect to the one for 75 (1:75) reverse stock split of our issued and outstanding common stock effective November 2, 2006.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2008” means the year ended September 30, 2008 and "fiscal 2007" means the year ended September 30, 2007.  The information which appears on our Web site is not part of this report.

PART I

ITEM 1.                      BUSINESS.

Overview

Founded in 2006, VOIS (pronounced “Voice”) is a social commerce website where people can easily find and do business with buyers and sellers of on-demand work or manufacturing around the world.  We make doing business simple, using our online social networking platform. This innovative platform works to liberate individuals and businesses by allowing work and manufacturing opportunities to become globally borderless. With VOIS, business can be done anywhere, anytime removing boundaries such as location, socio-economic status, pedigree, race, age, gender or qualification.

Anyone can quickly sign up for VOIS at www.VOIS.com and start relationships with members within our trusted, reputation-based community. At VOIS,  members are judged on their feedback rating, quality of their work, credibility and merit.

VOIS is an acronym which stands for Virtual Outsourcing Is Social.  We introduce the powerful business tool of outsourcing to the individual and small business owner on a worldwide scale for the first time.  We combine personal outsourcing with social networking to form “social sourcing”. With social sourcing, our aim is to promote the concept that work can be done virtually from anywhere, anytime. We believe that work or manufacturing can be more cost effective and efficient when sourced from a greater global talent pool.

We connect our members, socially and economically, in an atmosphere built on trust yet motivated by opportunity.  Members create a vibrant, online community while our networking platform leverages the internet to facilitate the worldwide delivery of on-demand work and freelance services.  We strive to promote community values designed to support as well as encourage trade and communications between buyers and sellers.

We create an expanding commercial but social environment utilizing a combination of social networking and personal outsourcing. We allow direct interaction between buyers and sellers with similar interests, creating a loyal, active social network of members exceedingly different from any other website in use.  Unlike other “freelance-themed” outsourcing websites, VOIS does not force its members to use an expensive escrow system.  We facilitate communications between buyers and sellers by offering a social network complete with profiles, internal email, chat rooms, bulletin boards, threaded discussion boards, customer support assistance from VOIS personnel or other VOIS members. Our goal is to become a leader in online social sourcing by creating, maintaining and expanding the functionality, safety, ease-of-use and reliability of our online platform while supporting the growth and success of our community of members.

Our social commerce, social sourcing network platform will make global markets more efficient in the following manner:

•	Worldwide members can easily and openly communicate, exchange information and inexpensively complete transactions;

•	Members have access to a wide variety and selection of services; and

•	VOIS brings buyers and sellers of services together for markedly lower fees than other websites.

Web 2.0, allows the web to power the global trend towards “feels like free”  We allow buyers and sellers to bypass the traditionally expensive escrow services and transact business directly with each another in our trusted reputation-based community. Without the need for a costly escrow system, costs are reduced significantly for buyers and sellers. The online platform limits the need for VOIS to intervene or play a significant role in the business process. Our online social sourcing platform allows buyers and sellers to bid on business projects creating a sense of urgency among sellers to bid for projects and jobs on the website. By accepting multiple bids on each project, buyers have a more efficient means of obtaining the best price on their project.

Key components of our community philosophy are maintaining honest, transparent and open marketplaces. Our networks is based on two principles, trust, which we believe is the key to success in the networked world, as well as "Metcalf's Law" which states "the more people use something, the more valuable it becomes".  To achieve trust we have designed a number of features to make members more comfortable in with dealing with an unknown person over the Web.  The feedback feature of our site allows members to provide comments and feedback on the other members' profiles.  To advance a member's rating, buyers and sellers can provide positive, neutral or negative feedback about each other which is made public on the site creating a "reputation economy".  As for Metcalf's Law, the use of our social network by our members and the ability of our members to become friends presents enormous value as we empower our buyers and sellers to collaborate, establish their own business relationships and evaluate potential buyers and sellers based upon multiple criteria including their circle of friends.

Unlike typical freelance-themed provider websites, we allow our members the freedom to utilize the payment method of their choice.  Members have access to a broad selection of projects, do not pay expensive fees and/or commissions to intermediaries, which are typically charged by other online freelance marketplace sites.

We believe that our membership base and member-generated content created assists us in acquiring new members. This valuable member generated content also brings existing members back to the VOIS website with many of our members visiting our Web site on a recurring basis.

We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

•           Match-maker fees
•           Sponsored listings
•           Sponsored bidding
•           Virtual gifts
•           Icons
•           Additional bids
•           Additional posts
•           Additional categories

Credits may be purchased individually or in multiples.  Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. We may also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.  To purchase credits we accept all major credit cards as well as PayPal™.  Members can manage their stored credit cards on VOIS by going to their account page and scrolling to the "Manage Credit Cards" section.

We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties, including our technology development team in Asia.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Website development, maintenance and hosting services as well as customer support functions.

The evolution of our business model

We are a development stage company.  In February 2007, we acquired various assets from Vois Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers, Messrs. Gary Schultheis and Herbert Tabin.  Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site.  We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform.  Our revenues during fiscal 2007 and for the first six months of fiscal 2008 were mostly the result of advertising revenues derived through our relationship with Google AdSense. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

VOIS has since adopted an updated business model whereby we intend to generate revenue by introducing a credit-based purchasing model that permits members to buy virtual credits which can be applied towards the purchase of various services. We may also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising.

The change to our business model has two purposes. First, we believe that the sale of virtual credits may provide VOIS with a more stable revenue stream than online advertising. Secondly, by taking on a credit-based purchasing model VOIS will be less subject to macro-economic changes which may impact the online advertising market. Additionally, we believe our ability to become profitable and grow will depend in large part on our ability to:

•	Sell online credits
•	Attract new users;
•	Keep existing users;
•	Increase the activity levels of our active users;
•	Maintain sufficient transaction volume to attract buyers and sellers;
•	Develop new sources of monetization for some of our services;
•	Manage the costs of our business, including the costs associated with maintaining and developing our website, and international expansion;
•	Increase the awareness of our brands; and
•	Provide our customers with superior community experiences.

Industry background - Online social networking.

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

We believe people have a fundamental drive to connect with others, be part of a community, express themselves and maintain rich and meaningful personal relationships.  Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school or workplace.  People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends.  Social networking Web sites have the ability to fulfill a number of different needs, allowing members to find and connect with individuals from their past and interact with new people based on shared interests, goals or other criteria.

Many social networking Web sites and services provide members with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations.  Members of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat and discussion groups.

A key initial component to our business model was the underlying conclusions reached in two 2003 Goldman Sachs Research Papers - Global Economics Paper No. 66: “The World Needs Better Economic BRIC’s” and Global Economics Paper No. 134 “How Solid are the BRICs?”  In the reports, Goldman highlighted the fastest growing nations and dubbed them with the two acronyms BRIC’s and N-11. BRIC’s, standing for Brazil, Russia, India and China, represented the fastest growing economies and N-11, or countries such as Bangladesh, Egypt, Indonesia, Iran, Korea, Mexico, Nigeria, Pakistan, Philippines, Turkey and Vietnam, are being called the next 11 countries to emerge as future important economies.  Due to the incredible growth rates of the BRIC economies, their combined gross domestic product, or GDP, is predicted to overtake the combined GDP of the major developed economies of the U.S., Western Europe, and Japan in the next 40 years or less.  According to the CIA World Factbook, the BRIC collective presently possesses more mobile phones and Internet members than in the U.S., while the Internet News Agency reports that the BRIC middle class is expected to exceed 800 million in the next 10 years, a demographic larger than the U.S., Western Europe and Japan combined.

Online social networking continues to rapidly grow and evolve to include a broad spectrum of Web sites and online services.  The following chart provides data on the recent growth of social networking according to Alexa.com

Social Networking Growth by Worldwide Region June 2008 vs. June 2007 Total Worldwide Audience, Age 15+ - Home and Work Locations Source: comScore World Metrix

	Unique Visitors (000)
	Jun-07	Jun-08	Percent Change
Worldwide	464,437	580,510	25%
Asia Pacific	162,738	200,555	23%
Europe	122,527	165,256	35%
North America	120,848	131,255	9%
Latin America	40,098	53,248	33%
Middle East - Africa	18,226	30,197	66%

From a category that attracted a relatively small number of members a few years ago, during August 2008, a study of worldwide usage of social networking sites indicated that while the growth in new members in North America was beginning to level off, it was burgeoning in other regions around the world. During the past year, the total North American audience of social networkers has grown 9% compared to a much larger 25% growth for the world at large. The Middle East-Africa region (up 66%), Europe (up 35%), and Latin America (up 33%) have each grown at well-above average rates primarily as a result of greater access to the Internet.

We believe that we have made significant inroads in obtaining market share in many of the BRIC and N-11 nations.

How VOIS Works

The VOIS social network is a structured, member-generated, easy-to-use online service. Visitors to VOIS may become free members by completing the registration process, providing their name, age, and a valid, confirmed email address.  Our goal is to leverage the power of the internet to foster unparalleled levels of collaboration and meaningful exchanges between people from every imaginable background in every imaginable geographical location.  We seek to create global opportunities for all by lowering business barriers to entry -- be it by location, socio-economic status, pedigree, race, age, gender or qualification -- leaving our members to be judged solely on the quality of their work, credibility, reputation and merit.

When joining, VOIS members may choose to become buyers of services or manufacturing sellers of services or manufacturing or members may remain a social member whereby they can just socialize with other members.  Members may also belong to multiple categories and are permitted to choose at anytime to change their type of membership. Once registered, members are encouraged to build a personal profile by providing information about their personal interests and photos.

Our services are designed to create an entirely new way of doing business globally, by providing our members an online environment which encourages them to interact, be creative and conduct commerce socially. Through the VOIS website, we enable our members to locate and interact with buyers and sellers of wide varieties of services anywhere in the world.

We seek to attract buyers and sellers of services to our community by offering:

Buyers	Sellers

• Access to a global pool of talent • Exceptional value • Ease of use • Benefit of crowdsourcing	• Access to a large group of buyers • Cost effective marketing • Ease of use • Valuable contacts

Typically services offered to buyers can include a wide variety of specialized freelance services, including:

•           Advertising campaign
•           Article/news/press release
•           Bookkeeping and accounting
•           Comic strip cartoon animation
•           Copywriting and editing
•           Legal
•           Creative writing
•           Data entry
•           Database design and administration
•           Flash presentation
•           Internet marketing
•           IT project management
•           Photography

•           Videos
•           Logos and business cards
•           Programming
•           Project management
•           Search engine optimization
•           Secretarial support
•           Web content
•           Web development
•           Web graphics

We have introduced a variety of features and services, such as announcements and bulletin boards, customer support boards and personal pages, as well as other topical or category-specific information exchanges, which are designed to strengthen this sense of community among VOIS members, encourage consumer loyalty and repeat usage.  All members have access to the following features:

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

The Social Commerce or “sCommerce” features of our site are what sets us apart from a typical social networking site.  Within minutes of joining as a member, a buyer can post projects for hire on the site, and sellers can submit bids for projects quickly and easily. Sellers who provide certain keywords are automatically emailed when a buyer posts a project which meets their skill. Sellers may also easily search projects listed by category or project. During the course of the transaction, buyers are notified by email immediately whenever they receive additional bids.  Accepting a project on VOIS requires buyers and sellers to pay a nominal acceptance fee but only after a seller has been selected and both sides accept the engagement. Buyers and sellers who pay the acceptance fee are rewarded simultaneously by us with virtual items in the form of credits that can be applied towards additional bids, posts and other virtual objects. This practice is used to encourage continued loyal use of VOIS and discourage circumvention.

Perhaps the most important feature of our site is our feedback feature which encourages members to provide feedback ratings and comments on other members with whom they do business with.  Member profiles, including these feedback comments, can be viewed by any of our users.  Every registered member has a feedback rating that may contain compliments, criticisms and/or other comments by members who have conducted business with that member. The feedback feature requires feedback to be related to specific transactions and provides an easy tool for members to match specific transactions with the member names of their trading partners. This information is recorded in the members’ profile that includes a feedback rating for the member, with feedback sorted accordingly. The feedback feature is designed to detect and prevent certain forms of abuse, such as a member leaving positive feedback about himself or herself through multiple accounts also known as “gaming”.

By empowering the community, we shift the policing from our company, in sharp contrast to other freelance sites, to the members leading to buyers wanting to buy from sellers with positive ratings while giving sellers a huge incentive to stay honest and trustworthy.  We believe that we benefit from the network effect which comes with each feedback rating.  As the network grows, the more valuable it becomes and the more likely members will return.  In addition, we provide guidelines as well as tips for commerce, help by providing real time information to assist in disputes, responses to reports of misuse of the service and, if necessary, warnings or suspensions of members who violate the terms of the member agreement.  To further dissuade both buyers and sellers from circumventing the acceptance fee, members who circumvent the acceptance fee are not permitted to accept or leave feedback.  We believe that our ongoing trust and safety initiatives will help keep previously suspended members from re-registering on VOIS, and are intended to assist us in establishing a reputation as a safe and comfortable place to do business.

Marketing

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

To take advantage of opportunities presented by the online social network market, our marketing plan is designed to maximize revenues and minimize marketing expenses.  We understand that to be successful, we need to maximize our exposure in the global online community as well as with major fortune 1,000 companies.  Our marketing efforts for our social networking services are focused primarily on attracting new members. Our primary channel for acquiring free members is online advertising. We attempt to vary our marketing resources to take advantage of changes in the online market, increasing our spending when the cost to acquire a new member is lower. This strategy can cause our advertising expenses to vary significantly from period to period. We also engage in a variety of other marketing activities to build our brands as well as to acquire new free accounts, including online search initiatives, sponsorships and, from time-to-time, radio, television and print advertising.

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

Our objective is to build a position as the world's leading social commerce network. The key elements of our strategy are expanding the VOIS community and strengthening the VOIS brand.  We believe that building greater awareness of the VOIS brand within and beyond the VOIS social network is critical to expanding our member base and maintaining the vitality of the VOIS social network.  Despite our early growth we intend to introduce aggressive marketing efforts to build our member base and  brand name including:

•           free company offered seminars on “How to use VOIS”
•           advertising in targeted publications;
•           strategic advertising and sponsorship placements on high traffic websites;
•           radio and television advertising campaigns; and
•           active participation in other forums such as selected trade shows.

Customer Service

We believe that reliable customer service and support are important to retaining members. We continually monitor the quality of our customer service operations and seek feedback from members in order to improve these services.  We offer a variety of online self-help customer service tools on our Web site, including advice, tips, an internal search engine, step-by-step solutions and answers to frequently asked questions. In addition, our members may directly submit a query or customer service request via email through the Web site. Our technology systems are designed for the efficient processing of customer requests, and we generate automated emails to all online questions submitted by our members.  Our customer support services are available on a 24/7/365 basis.

Website development and hosting

Our website is outsourced with our development team residing in Asia. To date we have invested approximately $298,000 in developing our website which is fully scalable to ensure reliability, availability and performance as our membership base expands.  Our website is hosted by our partner Rackspace® the world’s leader and specialist in hosting. Rackspace provides us with full hosting services, including full redundancy for our Web site.

Competition

Our market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As our market continues to evolve, we believe that demand will be supplemented by a number of new social networking companies. We believe the factors that drive long term success are the ability to build a large and active member base and the ability to monetize that member base. By far, the largest and most dominant social networking site worldwide according to Alexa.com as of October 29, 2008 is Facebook.com, followed by MySpace.com, Hi5, Orkut.com, Friendster.com, and several other well recognized names.  We also compete with a wide variety of Web sites that provide freelancers with alternative networks and ways of locating and interacting with providers of services from various affiliations, including Craigslist, iFreelance, ODesk, Elance, GetAFreelancer and Guru. Most of our competitors are well-established networks and have substantially greater financial resources than we have.  There are no assurances we will ever effectively compete in our target market.

Intellectual property

We regard our domain names, trademarks, trade secrets and similar intellectual property as valuable to our business, and will rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights.  We have received a federal registration of the mark “VOIS” as our trademark.

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

Government Regulation

There are currently few laws or regulations that specifically regulate commerce on the Internet.  Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, defamation, taxation and personal privacy are applicable to the Internet.  The application of existing laws, the adoption of new laws and regulations in the future, or increased regulatory scrutiny with respect to issues such as member privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace.

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

Network neutrality is the principle that Internet members should be in control of what content they view and what applications they use on the Internet.  The Internet has operated according to this neutrality principle since its earliest days.  There is ongoing legal and political wrangling in the U.S. regarding net neutrality. In the meantime the Federal Communications Commission (FCC) has claimed some jurisdiction over the issue and has laid down guideline rules that it expects the telecommunications industry to follow.  Our proposed business operations could be materially impacted by legislation that does not safeguard net neutrality as it has been in effect, and our costs of operation could increase substantially in an environment where net neutrality was not required to be observed by telecommunications carriers in their pricing.

In our business activities as a social commerce network, the Internal Revenue Service may take the position that we are a “broker” and required to report members’ sales to the IRS, if a certain sales volume is surpassed. A requirement such as this could have adversely affected the growth of e-commerce in our network and have an adverse impact on our members and on our business.

The application of indirect taxes, such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax, to e-commerce businesses and to our potential members is a complex and evolving issue.  Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce.  In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet.  In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet.  The application of existing, new, or future laws could have adverse effects on our business.

Our History

We are a development stage company. We were incorporated in the State of Delaware on May 19, 2000 initially under the name Medical Records by Net, Inc.  In October 2000, we changed our name to Lifelink Online, Inc., and in January 2001, we changed our name to MedStrong Corporation.  In March 2001, the company name was changed to MedStrong International Corporation. Prior management's efforts had been directed toward the development and implementation of a plan to generate sufficient revenues in the medical information storage industry to cover all of its present and future costs and expenses.  We remained a development stage company, generating approximately $1,700 in cumulative revenues from our operations from inception through December 31, 2006 and an accumulated deficit of approximately $3.7 million.  We were considered a “shell” company under Federal securities laws.

In February 2007, we acquired various assets from VOIS Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers, Messrs. Gary Schultheis and Herbert Tabin, including furniture, fixtures and equipment as well as intangible assets comprised of several Web site domain names (URLs), Web site and software development and applicable contracts relating thereto, for a total purchase price of $24,044.  Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site.  We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform.  Our revenues during fiscal 2007 and for the first six months of fiscal 2008 were mostly the result of advertising revenues derived through our relationship with Google AdSense. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. We have since discontinued our advertising revenue-based model. In conjunction with this acquisition, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site and are no longer considered to be a “shell company.”  In March 2007, the company’s name was changed to VOIS Inc.

Employees

As of December 4, 2008, we have three full time employees and one part time employee. We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Web site development, maintenance and hosting services.  We also intend to outsource our branding and marketing programs to specialized industry professionals.  Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2009.

Corporate Events During Fiscal 2008

Conversion of debt to equity

At December 31, 2007, we owed an aggregate of approximately $968,000, including $565,000 of principal and approximately $403,000 of interest and penalties, to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005.  Included in that amount was approximately $38,000 due Universal Funding, a company owned by Messrs. Gary Schultheis and Herbert Tabin, currently executive officers and directors of our company.  These notes were issued before our February 2007 acquisition of assets from VOIS Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of our company.  At the time we borrowed the funds from Universal Funding, Messrs. Schultheis and Tabin were not affiliates of our company.  While none of the notes were secured, each provided for default interest.

Between January 14, 2008 and January 16, 2008 17 individuals and entities which were the holders of $420,000 principal amount of notes agreed to accept shares of our common stock in exchange for such indebtedness, including $326,196 in accrued but unpaid interest, at an exchange rate of $3.00 per share which resulted in the issuance of 248,994 shares of our common stock valued at $809,231.  As part of the debt exchange, Universal Funding exchanged $25,000 of principal and $12,917 of accrued interest for 12,639 shares of our common stock in full satisfaction amounts owed it.  The recipients agreed not to sell or dispose of those shares in any transaction for a one year period.

Transactions with prior directors

In October 2007 we entered into Stock Purchase Agreements with VOIS Partners LLC and each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC.  Mr. Gary Schultheis, our President and CEO, is the managing member of VOIS Partners LLC and a minority owner of Trackside Brothers LLP.  Under the terms of these agreements,

•           Trackside Brothers LLP agreed to sell the 100,000 shares of our common stock it owned to VOIS Partners LLC.  Mr. Schultheis, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of our company, were the members of Trackside Brothers LLP,

•           Carrera Capital Management, Inc. agreed to sell the 1,200,000 shares of our common stock it owned to VOIS Partners LLC.  Carrera Capital Partners, Inc. was owned by Mr. Minkin, and

•           JAB Interactive LLC agreed to sell the 1,200,000 shares of our common stock it owned to VOIS Partners LLC.  Mr. Bartkiw was the managing member of JAB Interactive LLC.

On April 1, 2008 these agreements closed pursuant to their terms and, pursuant to the terms of the agreements, we satisfied the payables due former officers and directors as well as other third parties in the aggregate amount of approximately $328,000.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have only a limited operating history, have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our current operations and since then we have reported only nominal revenues.  We have reported minimal revenues since inception.  For fiscal 2007 our loss from continuing operations was $3,796,540 and we reported a net loss of $3,752,649.  During fiscal 2007 cash used in operations was approximately $437,000, and at September 30, 2007 we had a working capital deficit of $1,734,326 and an accumulated deficit of $7,454,970.  For fiscal 2008 each of our loss from continuing operations and net loss was $4,234,477.  During fiscal 2008 cash used in operations was approximately $880,000, and at September 30, 2008 we had a working capital deficit of $559,806 and an accumulated deficit of $11,689,447.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On September 30, 2008, we had cash on hand of $640,486 which we believe will be sufficient to fund our existing operating expenses for approximately the next 12 months.  However, we need to raise significant additional capital to fund the future growth of our company, including continued investment in growing our user base and our development of new media campaigns as well as product development.  We anticipate that growth in advertising and marketing would consume the majority of the additional capital raised, with marketing expenditures focused towards internet marketing, domestic and international television, radio advertising campaigns or focused print campaigns.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2008 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our losses since inception and stockholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately 12 months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We face increasing competition that could result in a loss of users and reduced revenues or decreased profits.

The market for our products and services is competitive, and we expect competition to significantly increase in the future.  As a result of the growth of the social networking market, in addition to the existing competitors we anticipate that a number of additional companies will attempt to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their offerings to become more competitive.  As we broaden our services and evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.  The vast majority of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do.  If our competitors are more successful than we are in attracting users, our ability to attain a large and growing user base will be adversely affected.  If our competitors provide similar services for free, we may not be able to charge for any of our services.  Competition could have a material adverse affect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services.  As a result of the highly competitive market in which we seek to operate and our limited resources, we may never become competitive and our ability to substantially grow our revenues in future periods is not assured.

Historically we have engaged in a number of related party transactions and our Board is not controlled by independent directors.

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

We have approximately $145,000 principal amount in debt which we have not repaid and which is in default.  We have sued the note holders who are former directors of our company as a result of their conduct in the issuance of these notes.

At September 30, 2008 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $98,764. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008 as described elsewhere herein. In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleges in part that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  While this litigation is pending, if one or both of the note holders should obtain a judgment against us for the amounts owed, we would be required to expend corporate assets which are otherwise necessary for the continued implementation of our business plan which could adversely impact our ability to generate profitable operations.

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

We believe that our future success depends on our ability to develop revenue from our operations, of which we have a very limited history.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history.  These risks include our ability to:

•	attract a large audience to our community;
•	increase awareness of our brand and attempt to build member loyalty;
•	attract buyers and sellers;
•	maintain and develop new, strategic relationships;
•	derive revenue from our members from premium based services;
•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; and
•	attract and retain qualified management and employees.

Our future success and our ability to generate revenues depend on our ability to successfully deal with these risks, expenses and difficulties.  Our management has no experience in operating a company such as ours.  There are no assurances we will be able to successfully overcome any of these risks.

We intend to rely on fees as a significant part of our future revenue.  The market is subject to many uncertainties, and we may never generate any significant revenues from fees.

Initially, our revenue model was an advertising based model.  In the first quarter of fiscal 2009 in connection with the launch of our new website we changed our revenue model to a primarily fee based revenue model.  According, we rely on various fees from the sale of services on our network.  Our ability to generate revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

•	the development and retention of a large base of members;
•	the attractiveness of product and service offerings to prospective buyers and sellers;
•	increased competition; and
•	U.S. and global economic conditions.

If we are unable to generate significant revenues from the fees, our business model may not succeed.  In that event, we could be forced to cease our operations and you could lose your entire investment in our company.

We could be subjected to claims and incur compliance costs related to improper conduct by users.

We operate a website that facilitates social interaction among users, which can facilitate unlawful behavior by these users.  The terms of use of our Web sites will prohibit a broad range of unlawful or undesirable conduct.  While we have put in place a variety of measures to enforce these terms of use, the nature of online social interaction poses enforcement challenges.  We may be unable to block access in all instances to users who are determined to gain access to our sites for improper motives.  Although we do not believe that current law subjects us to liability for the activities of such users, this area of law is unsettled.  Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users. Investigating and defending any of these types of claims could be expensive, even to the extent that the claims do not ultimately result in liability.

Our common stock and certain of our warrants are currently quoted on the OTC Bulletin Board, but trading in the securities is limited, and trading in these securities is, or could be, subject to the penny stock rules.

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

Further, our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion.  Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES.

On April 15, 2008 we entered into a three year lease, effective May 1, 2008, for new office space which serves as our principal executive offices.  Under the terms of the agreement, we leased approximately 2,400 square feet of office space from an unrelated third party for an initial annual base rent of $48,720 which escalates to approximately $52,700 annually in the last year of the lease, together with our proportionate share (1.69%) of the operating expenses which totals $22,533 during the first year of the lease. We have tendered the lessor approximately $29,662 which represents prepaid rent, a portion of the operating expense and a security deposit.  These facilities are suitable for our needs for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

On April 30, 2008 we filed a complaint against two former members of our Board of Directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment.  The complaint, styled VOIS Inc., Plaintiff, vs. Edward Spindel and Michael Spindel, Defendants, Case No. CA012201XXXXMB, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida, alleges that during 2002 and 2003 while the company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  The defendants, who are brothers, were members of the Medstrong International Board of Directors until their resignations in April 2006.

The complaint further alleges that the defendants engaged in a repeated systematic scheme to defraud our company by continuing to restructure the promissory notes while they were members of the prior Board of Directors at such excessive and usurious interest rates, that the defendants violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not the company and that their wrongful actions and omissions resulted in their unjust enrichment.  The complaint seeks damages in excess of $15,000, exclusive of interest, costs and attorneys fees.

On August 4, 2008 the defendants filed a motion to transfer venue to the Southern District of New York.  On October 23, 2008 in response to our motion opposing the transfer the court entered an Order Denying Defendant’s Motion to Transfer concluding that such transfer was inappropriate.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 21, 2008, our executive officers and directors who held approximately 74.7% of our issued and outstanding common stock executed a written consent in lieu of a special meeting of stockholders in accordance with Delaware General Corporation Law granting our Board of Directors the authority to effect a forward stock split of all of the outstanding shares of our common stock at a ratio of up to 30 for one (30:1) at any time prior to December 31, 2008. If implemented, the forward split will be effected through the filing of a Certificate of Amendment to our Certificate of Incorporation.  On July 22, 2008 we filed a definitive Information Statement with the SEC describing these actions which was mailed to our non-consenting stockholders on or about July 23, 2008.

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "VOIS."  The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  All information gives proforma effect to the one for 75 (1:75) reverse stock split of our issued and outstanding common stock effective November 2, 2006.

	High	Low

Fiscal 2007
October 1, 2006 - December 31, 2006	$7.55	$2.25
January 1, 2007 - March 31, 2007	$22.00	$7.35
April 1, 2007 - June 30, 2007	$12.30	$7.65
July 1, 2007 - September 30, 2007	$8.00	$3.30

Fiscal 2008
October 1, 2007 - December 31, 2007	$10.75	$4.80
January 1, 2008 - March 31, 2008	$5.00	$3.00
April 1, 2008 - June 30, 2008	$4.70	$3.00
June 1, 2008 - September 30, 2008	$5.50	$0.85

As of December 9, 2008 there were approximately 100 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of September 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:	0	n/a	n/a

Plans not approved by stockholders:
2002 Stock Option Plan	1,650,067	$3.20	1,343,333
2007 Equity Compensation Plan	0	n/a	1,500,000

A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

In November 2008 we sold 380,000 shares of our common stock to an accredited investor for proceeds of $76,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a social commerce website where people can easily find and do business with buyers and sellers of on-demand work or manufacturing around the world.  We make doing business simple, using our online social networking platform. This innovative platform works to liberate individuals and businesses by allowing work and manufacturing opportunities to become globally borderless. With VOIS, business can be done anywhere, anytime removing other boundaries such as location, socio-economic status, pedigree, race, age, gender or qualification.

We are a development stage company.  During fiscal 2008 and continuing into the first quarter of fiscal 2009 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS.  In addition, during fiscal 2008 we were successful in raising approximately $1.775 million in capital to fund these efforts.  We were also able to effect the conversion of a significant amount of debt which predated our current business thereby reducing expenses.

Because our business model is essentially a decentralized system with a centralized host, we have been able maximize our available resources.  We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service.  In addition, our executive officers have deferred their salaries in order to conserve our cash resources.  As a result of our strategies, our operating costs will remain relatively stable during 2009 even with an expected significant increase in our membership base.

As a result of the foregoing, we believe we are positioned to continue the implementation of our business strategy, the key elements of which include expanding our membership base and increasing the monetization of our website.  In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base.  Based upon our current level of working capital, our marketing efforts in 2009 are anticipated to include online marketing and targeted seminars.  While we believe these efforts will result in an increase in our membership base, the benefits to us will be limited.  We believe that in order to fully maximize the immediate growth potential of our business and build our membership base to a critical mass, we will need to invest between $3 million and $5 million on a comprehensive marketing program which will include television and print advertising as well as online advertising and targeted seminars.  We will need to raise additional capital to fund these costs.

Finally, our executive officers, who are entrepreneurs and who are responsible for the development of our business model, recognize the need to transition the day to day management of our company to individuals who have operational expertise in similar businesses to grow the company and provide greater access to capital.  Our executive officers also recognize that hiring the right individuals may be a very difficult and lengthy endeavor.

We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our company during 2009 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at September 30, 2008 we have an accumulated deficit of approximately $11.7 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2008 contained an explanatory paragraph regarding our ability to continue as going concern as a result of our losses since inception and stockholders’ deficiency. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During fiscal 2007 and fiscal 2008 our revenues were attributable to online advertising revenue. During the first six months of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. Our Web site is presently in beta and during 2008 we devoted our resources to completing version 1.0 of our Web site, accordingly, we devoted less resources to our advertising efforts.  Additionally, to date our revenue model has been advertising-based. Following the soft launch in December 2008 of our new social sourcing version of VOIS, we anticipate that in 2009 our revenues will be primarily fee-based.

During fiscal 2008, the principal components of our general and administrative expenses included hosting fees (approximately $91,000), marketing (approximately $75,000), consulting fees (approximately $79,000), accrued executive salaries (approximately $298,000), office rent (approximately $34,500) and professional fees (approximately $143,000) as well as non-cash expenses of approximately $3.2 million. These non-cash expenses included approximately $2,700,000 representing expenses associated with the granting of options to our management as well as approximately $90,000 of capitalized web development expenses, approximately $16,000 of marketing expenses. As our operations for fiscal 2007 did not reflect our current business and operations for the entire period, we believe a comparison of selling, general and administrative expenses for fiscal 2008 to fiscal 2007 would not be meaningful. If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during 2009, given effect to the increased rent expense as a result of our move to larger facilities during the third quarter of fiscal 2008. However, as described elsewhere herein, we intend to increase our marketing expenses during 2009, although we are unable at this time to quantify the amount and timing of these increased expenses.

Other expenses decreased for fiscal 2008 from fiscal 2007 primarily as a result of the reduction in interest expense and interest expense-related party resulting from the conversion of debt during the first quarter of fiscal 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2008 and September 30, 2007:

	September 30,		$ of change	% of change
	2008	2007
Working capital (deficit)	(559,806)	(1,734,326)	(1,174,520)	-68%
Cash	640,486	7,273	633,213	+8,706%
Total current assets	721,936	7,273	714,663	+9,826%
Total assets	976,885	75,901	900,984	+1,187%
Accounts payable and accrued expenses	752,028	648,974	103,054	+16%
Notes payable and accrued interest	243,764	951,458	(707,694)	-74%
Notes payable and accrued interest - related parties	0	36,667	(36,667)	-100%
Due to executive officers	204,500	104,500	100,000	+96%
Total current liabilities and total liabilities	1,281,742	1,741,599	(459,857)	-26%

At September 30, 2008 our capital deficit decreased as compared to September 30, 2007 primarily as a result of an increase in cash and a reduction in notes payable and accrued interest. During fiscal 2008 we have raised approximately $1,800,000 in gross proceeds through the sale of our securities, the exercise of options and advances from our executive officers. We used $328,000 of the net proceeds to satisfy certain payables as described below, $50,000 was used to satisfy certain notes payable and the balance is being used for working capital.

We have also substantially reduced our liabilities during fiscal 2008. At September 30, 2007, we owed an aggregate of approximately $988,000 of principal, interest and penalties to a number of note holders under the terms of promissory notes which were due between March 2004 and August 2005. Included in that amount was approximately $37,000 due Universal Funding, a company owned by Messrs. Gary Schultheis and Herbert Tabin, currently executive officers and directors of our company. In January 2008 17 individuals and entities which were the holders of $420,000 principal amount of notes agreed to accept shares of our common stock in exchange for such indebtedness, including $326,196 in accrued but unpaid interest, at an exchange rate of $3.00 per share which resulted in the issuance of 248,994 shares of our common stock valued at $809,231. The holders who agreed to exchange for such indebtedness for equity agreed to an additional lockup of these securities for a period of one year from their issuance. As part of the debt exchange, Universal Funding exchanged $25,000 of principal and $12,917 of accrued interest for 12,639 shares of our common stock in full satisfaction of amounts owed it. The remaining two note holders are former directors of our company. In April 2008, we filed a lawsuit against these individuals alleging that these individuals had violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not the company and that their wrongful actions and omissions resulted in their unjust enrichment. This litigation remains pending.

During fiscal 2008 we also satisfied approximately $328,000 of accounts payable and accrued expenses due former officers and directors as well as other third parties pursuant to the terms of the Stock Purchase Agreements entered into in October 2007 described elsewhere herein between our company and VOIS Partners LLC, an affiliated entity to our executive officers and directors, with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC.

Our executive officers have provided funds to us for working capital, including $100,000 during fiscal 2008, and at September 30, 2008 we owed them $204,500 for funds advanced to us. These advances are non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at September 30, 2008 we owed these executive officers approximately $561,000 in salaries.  We anticipate that we will continue accruing salaries in future periods until such time as our revenues are sufficient to pay our operating expenses.

While the amounts due for accounts payable and accrued expenses increased approximately 16% at September 30, 2008 from September 30, 2007, included in this amount is approximately $560,000 and approximately $358,000, respectively, of accrued salaries due our management.  Adjusting for this increase, we have reduced accounts payable and accrued expenses by approximately 34% at September 30, 2008 from September 30, 2007.

Operating activities

Net cash used for continuing operating activities for fiscal 2008 was $880,905 as compared to $481,115 for fiscal 2007. Non-cash items totaling $7,416,692 contributing to the net cash used in continuing operating activities for fiscal 2008 include

•	an adjustment of $4,234,477 to reconcile our net loss to net cash used in operating activities,
•	$2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants,
•	$18,221 representing the value of the stock purchase rights to certain note holders,
•	$141,839 representing the value of shares issued to third parties for services, which includes $125,639 issued for capitalized web development costs,
•	$42,211 representing the loss on extinguishments of debt,
•	$88,297 of depreciation and amortization, and
•	$205,837 representing the amortization of deferred compensation paid to third parties for public relations services.

During fiscal 2008 we used cash totaling $14,226 as a deposit for our new office space and to pay accrued interest, including accrued interest - related party of $72,659 which was offset by an increase in payables of $103,054 which includes an increase in accrued compensation due our executive officers of approximately $202,000 offset by a decrease in other accounts payable.  As our operations for fiscal 2007 did not reflect our current business and operations for the entire period, we believe a comparison of fiscal 2008 to fiscal 2007 of net cash used in continuing operations would not be meaningful.

Investing activities

Net cash used in investing activities for fiscal 2008 was $260,392, which reflects Web site development costs of $244,560 and the purchase of furniture and fixtures of $15,832, as compared to $74,640 for fiscal 2007 which included Web site development costs of $53,000, capital expenditures of $13,443 and the purchase of certain intangible assets of $8,197.

Financing activities

Net cash provided by financing activities was $1,774,510 for fiscal 2008 as compared to $515,902 for fiscal 2007. During fiscal 2008 we generated cash from the sale of our securities, the exercise of options and a loan from an executive officer and director which was offset by repayments of notes payable and financing costs; during fiscal 2007 we generated cash from the sale of securities net of the repayment of a related party note.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for our c company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our  financial statements once adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We have not yet determined whether we will adopt SFAS 157.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We have not determined the impact on our financial statements of this accounting standard.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2008 our internal control over financial reporting is effective based on this criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

Gary Schultheis	43	Chairman of the Board, President and Chief Executive Officer
Herbert Tabin	41	Senior Vice President - Corporate Development, Secretary and director
Robert M. Cohen	47	Director

Gary J. Schultheis.  Mr. Schultheis has been a member of our Board of Directors since November 2006 and has served as our President and Chief Executive Officer since May 2007.  He previously served as our CEO from November 2006 until January 2007.  Mr. Schultheis currently also serves as President and CEO of Millennium Holdings Group, Inc., a private Florida-based venture capital firm.  He is also the President of Mountain View Capital Partners, a private corporation, and since 2003 he has been a Managing Member in Trackside Brothers, LLC, Delray Beach, Florida, company which is involved in commercial real estate investments.  Mr. Schultheis was a co-founder of publicly-traded International Internet, Inc./Evolve One, Inc. and served as its President and a director from inception in 1998 until January 2004.  From February 1999 until its acquisition by Stockfirst.com in August 1999, Mr. Schultheis was Vice President of Interactive Golf Marketing a company that became publicly traded WowStores.com.  From March 1994 until its acquisition by Millennium Holdings Group, Inc. in February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions.  From 1985 to 1992, Mr. Schultheis was employed with Air Express International which is now known as Danzas DHL.  Mr. Schultheis attended the State University of New York at Farmingdale in 1984.

Herbert Tabin.  Mr. Tabin has been a member of our Board of Directors since November 2006 and has served as our Senior Vice President - Corporate Development and Secretary since January 2007.  Since 1996 he has also served as Vice President of Millennium Holdings Group, Inc., a private Florida-based venture capital firm, and he is also President of Silver Lake Capital Partners Inc., a private corporation.  From 2000 to 2006, Mr. Tabin was the President, CEO and a Director of OnSpan Networking, Inc.  From 1998 to January 2004, Mr. Tabin was also a Director and co-founder of Evolve One, Inc., a publicly-held company. From February 1999 until its acquisition by Stockfirst.com in August 1999, Mr. Tabin was President of Interactive Golf Marketing a company that became publicly traded WowStores.com. From April 1995 until December 1996 he was Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group, and from September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates, a financial relations firm in New York City.  From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and three New York-based stock brokerage firms.  Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York at Oneonta in 1989.  In March 2000, the State University of New York at Oneonta named their campus’ largest computer lab, the Tabin Computer Lab.

Robert M. Cohen.  Mr. Cohen has served as a member of our Board of Directors since April 2006.  Since approximately December 2006 Mr. Cohen has been a Managing Director of Hudson Securities, a registered broker-dealer.  Since founding the entity in 2002, he has also served as President of SCJ Capital Corp., a company that invests in Internet domain names as well as making investments in private companies.  Since approximately 2001 Mr. Cohen has been a director and Chief Executive Officer of Marc Pharmaceuticals, Inc.

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
•           public disclosure reporting,
•           insider trading,
•           discrimination and harassment,
•           health and safety,
•           conflicts of interest,

•           competition and fair dealing, and
•           protection of company assets.

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 951 Yamato Road, Suite 201, Boca Raton, Florida  33431, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we have only one independent director, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is primarily comprised of individuals who are members of our management.  While we would prefer that one or more of our directors be qualified as an audit committee financial expert, none of our current directors either have professional backgrounds in finance or accounting.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.  In the future we may seek to expand our Board of Directors to include additional independent directors which include one or more individuals who would qualify as an audit committee financial expert.  However, we have no immediate plans to expand our Board and there are no assurances we will ever do so.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2008.  The information provided for the 2007 period represents the compensation paid during the transition period of the nine months ended September 30, 2007.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gary Schuletheis1,	2008	161,114	0	0	898,560	0	0	0	1,059,674
	2007	120,835	0	0	620,830	0	0	0	741,665

Herbert Tabin [2]	2008	161,114	0	0	898,560	0	0	0	1,059,674
	2007	117,624	0	0	620,830	0	0	0	738,454

1           Mr. Schultheis served as our Chief Executive Officer from November 3, 2006 until January 17, 2007 and from May 30, 2007 until the present.  During fiscal 2008 we granted Mr. Schultheis options to purchase 400,000 shares of our common stock at an exercise price of $2.50 per share.  The amount of salary due Mr. Schultheis for fiscal 2008 is unpaid and is included in our liabilities at September 30, 2008.

2           Mr. Tabin has served as our Vice President - Corporate Development since January 2007. During fiscal 2008 we granted Mr. Tabin options to purchase 400,000 shares of our common stock at an exercise price of $2.50 per share.  The amount of salary due Mr. Tabin for fiscal 2008 is unpaid and is included in our liabilities at September 30, 2008.

Employment Agreements and narrative regarding executive compensation

On January 31, 2007, our Board of Directors approved employment agreements with Messrs. Gary Schultheis and Herbert Tabin which were effective January 8, 2007.  The letter agreements are identical and provide for compensation of $149,000 on an annual basis for the executive and for participation in our stock option plan at a senior executive level, subject to the Board of Directors' final determination on the granting of any options.  The employment agreements provide for deferral of receipt of the annual compensation until, as determined by the Board of Director, that we have received financing from any source and any other senior executives who are also deferring their salaries are paid their accrued compensation. The executives are entitled to participate with all other employees at a similar compensation level with respect to such benefit plans, insurance, retirement and vacation benefits which we may offer.

The amount of compensation to be paid to Messrs. Schultheis and Tabin and the terms of the agreement were negotiated by them with the Board of Director of which they were two of the four members of the Board of Directors at the time the agreements were finalized and executed.  Accordingly, they each had a significant influence in the terms thereof.

Following the initial year of these letter agreement, Messrs. Schultheis and Tabin have continued to accrue compensation due them for their services as executive offices based upon a current base salary of $161,114.  At September 30, 2008 we owed Messrs. Schultheis and Tabin $281,948 and $278,737, respectively, in accrued but unpaid compensation pursuant to the terms of these employment agreements.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the date hereof:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gary Schultheis	100,000	0	0	5.25	6/7/2012	0	0	0	0
	400,000	0	0	2.50	4/03/2010	0	0	0	0

Herb Tabin	100,000	0	0	5.25	6/7/2012	0	0	0	0
	400,000	0	0	2.50	4/03/2010	0	0	0	0

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2008 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2008, except as follows:

•           Mr. Schultheis failed to timely file one Form 4 reporting one transaction,
•           Mr. Tabin failed to timely file one Form 4 reporting one transaction, and
•           Mr. Cohen failed to timely file one Form 4 reporting three transactions,

All such delinquent reports were subsequently filed by the reporting person.

Director Compensation

Messrs. Schultheis, Tabin and Cohen are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Currently, Messrs. Schultheis and Tabin, executive officers of our company, do not receive any compensation specifically for their services as directors.  The following table provides information concerning the compensation of Mr. Cohen for his services as a member of our Board of Directors for the transition period ended September 30, 2008.  The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert M. Cohen	0	0	336,960	0	0	0	336,960

Stock Option Plans

We currently have two stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan") and our 2007 Equity Compensation Plan (the "2007 Plan").  The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  Both of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. As of September 30, 2008, options and stock rights covering an aggregate of 1,656,667 shares of our common stock have been granted and 1,343,333 shares remain available for issuance under the 2002 Plan.  At September 30, 2008 we have outstanding options to purchase an aggregate of 1,650,067 shares of our common stock with an exercise prices ranging from $1.50 to $5.25 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

The 2002 Plan authorizes the grant of:

•	options which qualify as "incentive stock options" ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code");
•	options which do not qualify as ISOs ("Non-Qualified Options" or "NSOs");
•	awards of our common stock; and
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

The stock rights granted under the 2002 Plan will be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner.  If any stock rights granted under the 2002 Plan should expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of common stock subject to such stock rights will again be available for grants of stock rights under the 2002 Plan.

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

Subject to earlier termination, each option will expire on the date specified by the Board of Directors, but not more than 10 years from the date of grant in the case of options generally and five years from the date of grant in the case of ISOs granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our stock.  Unless otherwise specified in the agreements relating to such ISOs, if an ISO optionee ceases to be employed by us other than by reason of death, disability, voluntary termination or a breach of his or her employment agreement, no further of his or her ISOs will become exercisable, and his or her ISOs shall terminate on the earlier of 90 days after the date of termination of his or her employment, or their specified expiration dates.  Stock rights granted to members of the Board of Directors will be identical to those granted to other eligible persons.  Members of the Board of Directors who either are eligible to receive grants of stock rights pursuant to the 2002 Plan or have been granted stock rights may vote on any matters affecting the administration of the 2002 Plan or the grant of any stock rights pursuant to the 2002 Plan, except that no such member can act upon the granting to himself or herself.  The shares of common stock which a recipient of an authorization to make a purchase may be subject to specified restrictions, to be determined by the Board, and may include the requirement of continued employment with our company or a subsidiary or achievement of certain performance objectives, among other conditions.  Awards of the common stock may be made to a recipient as a bonus or as additional compensation, as determined by the Board of Directors.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our stockholders prior to October 3, 2008.  As we did not submit the 2007 Plan to our stockholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  At September 30, 2008 we had not granted any options under the 2007 Plan.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 9, 2008 we had 7,231,886 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 9, 2008 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 951 Yamato Road, Suite 201, Boca Raton, Florida  33431.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gary Schultheis [1]	2,963,306	38.3%
Herbert Tabin [2]	2,962,639	38.1%
Robert M. Cohen [3]	359,751	4.7%
All officers and directors as a group (three persons) [1,2,3]	6,285,696	73.2%

1           The number of shares beneficially owned by Mr. Schultheis includes:

•	1,200,000 shares owned by Mountain View Capital Partners, Inc., a company owned by Mr. Schultheis, over which he has voting and dispositive control,
•	12,639 shares held of record by Universal Funding over which Mr. Schultheis has joint voting and dispositive power;

•	1,250,667 shares held by Mr. Schultheis, and
•	500,000 shares of our common stock underlying Non-Qualified Options with exercise prices ranging from $2.50 to $5.25 per share.

2           The number of shares beneficially owned by Mr. Tabin includes:

•	450,000 shares of common stock held by Mr. Tabin,
•	12,639 shares held of record by Universal Funding over which Mr. Tabin has joint voting and dispositive power;
•	1,200,000 shares of common stock held of record by Silver Lake Capital Partners, Inc., a company owned by Mr. Tabin and over which he holds voting and dispositive control,
•	800,000 shares of common stock held in trust for his minor children, and
•	500,000 shares of our common stock underlying Non-Qualified Options with exercise prices ranging from $2.50 to $5.25 per share.

3           The number of shares beneficially owned by Mr. Cohen includes, 9,751 shares underling common stock purchase warrants with an exercise price of $30.00 per share and 350,000 shares of our common stock underlying Non-Qualified Options with exercise prices ranging from $2.50 to $5.25 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Between October 2007 and December 2007 Messrs. Schultheis and Tabin advanced us an additional $100,000 for working capital.  These advances are non-interest bearing and are due on demand.

At December 31, 2007, we owed Universal Funding, a company owned by Messrs. Schultheis and Tabin, approximately $38,000 which was due under the terms of a promissory note issued before our February 2007 acquisition of assets from Vois Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of our company.  At the time we borrowed the funds from Universal Funding, Messrs. Schultheis and Tabin were not affiliates of our company.  In January 2008 Universal Funding exchanged $25,000 of principal and $12,917 of accrued interest for 12,639 shares of our common stock in full satisfaction amounts owed it.  The recipients agreed not to sell or dispose of those shares in any transaction for a one year period.

Director Independence

Mr. Cohen, a member of our Board of Directors, is considered “independent” within the meaning of Marketplace Rule 4200 of the Financial Industry Regulatory Authority, Inc.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$35,500	$33,200
Audit-Related Fees	0	0
Tax Fees	2,000	0
All Other Fees	0	0
Total	$37,500	$33,200

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Form of Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Form of Restated Certificate of Incorporation (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Form of Restated Certificate of Incorporation (4)
3.9	Bylaws (1)
10.1	Asset Purchase and Assignment Agreement dated February 1, 2007 by and between Vois Networking, Inc. and Medstrong International Corporation (5)
10.2	2002 Stock Option Plan (8)
10.3	2007 Equity Compensation Plan (6)
10.4	Amendment No. 1 to the 2002 Stock Option Plan (9)
10.5	Form of Loan Restructuring Agreement between the company and the note holders (10)
10.6	Employment letter agreement dated January 8, 2007 with Mr. Schultheis (11)
10.7	Employment letter agreement dated January 8, 2007 with Mr. Tabin (11)
10.8	Form of Stock Purchase Agreement by and among Trackside Brothers LLC , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.9	Form of Stock Purchase Agreement by and among Carrera Capital Management, Inc. , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.10	Form of Stock Purchase Agreement by and among JAB Interactive LLC, VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.11	Lease for principal executive offices (13)
14.1	Code of Business Conduct and Ethics (7)
23.1	Consent of Sherb & Co., LLP*
23.2	Consent of Sherb & Co., LLP*
31.1	Section 302 Certificate of CEO and President *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of CEO, President and principal financial and accounting officer *

*           filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-1, SEC File No. 333-57468, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2007.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.
(8)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 10, 2002.
(9)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 11, 2003.
(10)	Incorporated by reference to Annual Report on Form 10-KSB/A for the period ended December 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on February 5, 2007.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on November 1, 2007
(13)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.

December 10, 2008	By: /s/ Gary Schultheis
Gary Schultheis, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Schultheis	CEO, President and Chairman, principal executive officer and principal accounting and financial officer	December 10, 2008
Gary Schultheis

/s/ Herbert R. Tabin	Senior Vice President - Corporate Development, Secretary and director	December 10, 2008
Herbert R. Tabin

/s/ Robert M. Cohen	Director	December 10, 2008
Robert M. Cohen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VOIS Inc.

We have audited the accompanying balance sheets of VOIS Inc. (a development stage company) as of September 30, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended September 30, 2008 and the nine month period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS Inc. as of September 30, 2008 and 2007 and the results of their operations and their cash flows for the year ended September 30, 2008 and the nine months ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $4,234,477 and $3,710,507 respectively, for the year ended September 30, 2008 and the nine month period ended September 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 10, 2008

VOIS INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,	September 30,
	2008	2007
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$640,486	$7,273
Deferred tax asset	81,450	-
Total current assets	721,936	7,273

Website development costs, net of accumulated amortization of $86,412 and
$3,313 at September 30, 2008 and 2007, respectively	211,148	49,687

Property and equipment, net of accumulated depreciation of $7,897 and
$2,699 at September 30, 2008 and 2007, respectively	21,378	10,744
Other assets	22,423	8,197
Total assets	$976,885	$75,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$752,028	$648,974
Notes payable and accrued interest	243,764	951,458
Notes payable to related party and accrued interest	-	36,667
Deferred tax liability	81,450	-
Due to executive officers	204,500	104,500
Total current liabilities	1,281,742	1,741,599

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized;
6,831,786 and 5,448,954 shares issued and outstanding at September 30,
2008 and 2007, respectively	6,831	5,449
Additional paid-in capital	11,446,372	5,783,823
Deferred compensation, net of accumulated amortization of $205,837	(68,613)	-
Deficit accumulated during the development stage	(11,689,447)	(7,454,970)

Total stockholders’ deficit	(304,857)	(1,665,698)

Total liabilities and stockholders’ deficit	$976,885	$75,901

See Notes to Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the years ended		Nine-month	Cumulative For the Period
	September 30,		period ended	From May 19, 2000 (Inception)
	2008	2007	September 30, 2007	to September 30, 2008
	(Audited)	(Unaudited)	(Audited)	(Unaudited)

Revenues	$26,656	$4,258	$4,258	$32,620

Operating expenses:
Selling, general & administrative	4,127,720	3,640,485	3,590,011	7,948,631
Total operating expenses	4,127,720	3,640,485	3,590,011	7,948,631

Operating loss	(4,101,064)	(3,636,227)	(3,585,753)	(7,916,011)

Other (income) expense:
Interest income	(4,318)	-	-	(4,318)
Loss on investment in A.D. Pharma	-	-	-	125,000
Interest expense	136,007	155,313	121,004	578,969
Interest expense-related party	1,724	5,000	3,750	13,391
	133,413	160,313	124,754	713,042

Loss from continuing operations	(4,234,477)	(3,796,540)	(3,710,507)	(8,629,053)

Income/(loss) from discontinued operations	-	43,891	-	(3,060,394)

Net loss	$(4,234,477)	$(3,752,649)	$(3,710,507)	$(11,689,447)

Per share data- basic and diluted:
Loss from continuing operations	$(0.68)	$(0.77)	$(0.68)
Income from discontinued operations	$-	$0.01	$-
Net loss	$(0.68)	$(0.76)	$(0.68)

Basic and diluted weighted average common
shares outstanding	6,200,971	4,932,616	5,447,973

See Notes to Financial Statements.

VOIS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From May 19, 2000 (Inception) to September 30, 2008
									Total
	Preferred Stock		Common Stock		Stock Subscription	Additional	Deferred	Accumulated	Stockholders'
	Shares	$	Shares	$	Receivable	Paid-in Capital	Compensation	Deficit	Deficit

Opening balance, May 19, 2000	-	$-	-	$-	$-	$-	$-	$-	$-
Shares issued to founders	-	-	346,667	347	(26,000)	25,653	-	-	-
Fair value of purchase rights issued to private placement	-	-	-	-	-	14,700	-	-	14,700
Net loss	-	-	-	-	-	-	-	(79,157)	(79,157)
Balance, December 31, 2000	-	-	346,667	347	(26,000)	40,353	-	(79,157)	(64,457)
									-
Payments of stock subscriptions	-	-	-	-	26,000	-	-	-	26,000
Exercise of stock rights by note holders	-	-	4,867	5	-	3,645	-	-	3,650
Shares issued for services	-	-	2,667	3	-	197	-	-	200
Shares issued pursuant to private placements	-	-	57,360	57	-	2,150,943	-	-	2,151,000
Fees associated with issuance of stock	-	-	-	-	-	(537,491)	-	-	(537,491)
Fair market value of purchase rights to be issued in private placement	-	-	-	-	-	251,288	-	-	251,288
Net loss	-	-	-	-	-	-	-	(1,151,807)	(1,151,807)
Balance, December 31, 2001	-	-	411,560	412	-	1,908,935	-	(1,230,964)	678,383

Exercise of stock rights by note holders	-	-	1,533	2	-	1,148	-	-	1,150
Shares issued for services	-	-	2,347	2	-	108,348	-	-	108,350
Net loss	-	-	-	-	-	-	-	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	-	-	415,440	416	-	2,018,431	-	(2,378,614)	(359,767)

Shares issued pursuant to private placements	-	-	5,467	5	-	92,182	-	-	92,187
Exercise of stock option			1,600	2		29,998	-	-	30,000
Conversion of note payable into common stock			1,333	1		24,999	-	-	25,000
Shares issued for services			1,467	1		23,749	-	-	23,750
Compensatory element of stock option grants	-	-	-	-	-	211,650	-	-	211,650
Compensatory element of stock purchase rights	-	-	-	-	-	85,500	-	-	85,500
Net loss	-	-	-	-	-	-	-	(883,983)	(883,983)
Ending balance, December 31, 2003	-	-	425,307	425	-	2,486,509	-	(3,262,597)	(775,663)

Exercise of stock option	-	-	4,667	5	-	345	-	-	350
Shares issued pursuant to private placements	-	-	7,333	7	-	54,993	-	-	55,000
Shares issued for payment of royalties	-	-	1,333	1	-	4,999	-	-	5,000
Net income	-	-	-	-	-	-	-	2,363	2,363
Ending balance, December 31, 2004	-	-	438,641	438	-	2,546,846	-	(3,260,234)	(712,950)

Compensatory element of stock rights grants	-	-	-	-	-	4,860	-	-	4,860
Exercise of stock purchase rights	-	-	800	1	-	299	-	-	300
Net loss	-	-	-	-	-	-	-	(259,035)	(259,035)
Ending balance, December 31, 2005	-	-	439,441	439	-	2,552,005	-	(3,519,269)	(966,825)

Shares issued pursuant to private placements			5,000,044	5,000	-	435,050	-	-	440,050
Exercise of stock purchase rights			1,467	1	-	549	-	-	550
Shares issued for services			-	-	-	-	-	-	-
Compensatory element of stock option grants			-	-	-	24,766	-	-	24,766
Compensatory element of stock purchase rights			-		-	23,561	-	-	23,561
Net loss	-	-	-	-	-	-	-	(225,194)	(225,194)
Ending balance, December 31, 2006	-	-	5,440,952	5,440	-	3,035,931	-	(3,744,463)	(703,092)

Compensatory element of stock option grants	-	-	-	-	-	2,669,569	-		2,669,569
Exercise of stock purchase rights	-	-	8,002	9	-	2,993	-	-	3,002
Fair value of rights issued pursuant to notes payable	-	-	-	-	-	46,438	-	-	46,438
Fair value of rights issued pursuant to notes payable to related party	-	-	-	-	-	28,892	-	-	28,892
Net loss	-	-	-	-	-	-	-	(3,710,507)	(3,710,507)
Ending balance, September 30, 2007	-	-	5,448,954	5,449	-	5,783,823	-	(7,454,970)	(1,665,698)

Exercise of stock options	-	-	6,600	6	-	34,645	-	-	34,651
Shares issued pursuant to private placements	-	-	1,037,564	1,038	-	1,688,746	-	-	1,689,784
Shares issued for extinguishment of debt	-	-	248,994	249	-	808,982	-	-	809,231
Compensatory element of stock option grants	-	-	-	-	-	2,695,680	-	-	2,695,680
Exercise of stock purchase rights	-	-	200	-	-	75	-	-	75
Fair value of rights issued pursuant to notes payable	-	-	-	-	-	11,230	-	-	11,230
Fair value of rights issued pursuant to notes payable to related party	-	-	-	-	-	6,991	-	-	6,991
Fair value of shares issued for services	-	-	89,474	89	-	416,200	(68,613)	-	347,676
Net loss	-	-	-	-	-	-	-	(4,234,477)	(4,234,477)
Ending balance, September 30, 2008	-	$-	6,831,786	$6,831	$-	$11,446,372	$(68,613)	$(11,689,447)	$(304,857)

See Notes to Financial Statements.

VOIS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	For the years ended September 30,		Nine-month period ended September 30,	Cumulative For the Period From May 19, 2000 (Inception) to September 30,
	2008	2007	2007	2008
	(Audited)	(Unaudited)	(Audited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,234,477)	$(3,752,649)	$(3,710,507)	$(11,689,447)
Less income (loss) from discontinued operations	-	43,891	-	(3,060,394)
Loss from continuing operation	(4,234,477)	(3,796,540)	(3,710,507)	(8,629,053)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors,
employees, and consultants	2,695,680	2,724,894	2,669,569	5,390,015
Fair value of rights issued pursuant to notes payable	18,221	49,322	75,330	117,112
Fair value of shares issued for services	141,839	-	-	141,839
Loss on extinguishment of debt	42,211	-	(40,500)	1,711
Amortization of deferred financing costs	-	-	-	16,693
Loss on investment in A.D. Pharma	-	-	-	125,000
Depreciation	5,198	2,699	2,699	7,897
Amortization	83,099	3,313	3,313	86,412
Amortization of deferred compensation	205,837	-	-	205,837
Changes in operating assets and liabilities:
Other asset	(14,226)	-	-	(14,226)
Deferred tax asset	(81,450)	-	-	(81,450)
Accrued interest	70,935	104,837	45,673	116,608
Accrued interest-related party	1,724	5,000	3,750	5,474
Accounts payable and accrued expenses	103,054	425,360	563,874	978,327
Deferred tax liability	81,450	-	-	81,450
Total adjustments to loss from continuing operations	3,353,572	3,315,425	3,323,708	7,178,699
Net cash flows from continuing operating activities	(880,905)	(481,115)	(386,799)	(1,450,354)
Net operational cash flows from discontinued operations	-	43,891	-	(2,088,117)
Net cash used in operating activities	(880,905)	(437,224)	(386,799)	(3,538,471)

Cash flows from investing activities:
Investment in A.D. Pharma	-	-	-	(125,000)
Website development costs	(244,560)	(53,000)	(53,000)	(297,560)
Capital expenditures	(15,832)	(13,443)	(13,443)	(104,174)
Acquisition and purchases of intangible and other assets	-	(8,197)	(8,197)	(8,197)

Net cash used in investing activities	(260,392)	(74,640)	(74,640)	(534,931)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	50,000	50,000	979,519
Repayments of notes payable	(50,000)	-	-	(438,769)
Exercise of options	34,651	-		34,651
Repayment of notes receivable- related party	-	-	38,500	38,500
Issuance of notes receivable- related party	-	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	-	50,000
Equipment loans	-	-	-	(32,481)
Advance from executive officers	100,000	104,500	104,500	204,500
Payments of financing costs	(125,940)	-	-	(182,140)
Proceeds from issuance of shares of common stock	1,815,799	361,402	3,002	4,425,588
Offering costs and fees	-	-	-	(326,980)

Net cash provided by financing activities	1,774,510	515,902	196,002	4,713,888

Net increase (decrease) in cash	633,213	4,038	(265,437)	640,486

Cash, beginning of period	7,273	3,235	272,710	-

Cash, end of period	$640,486	$7,273	$7,273	$640,486

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$32,311
Cash paid for taxes	$-	$-	$-	$-

Non-cash investing and financing activities:
Fair value of shares issued to satisfy notes
payable and accrued interest	$809,231	$-	$-	$834,231
Deferred financing and offering costs	$-	$-	$-	$249,689
Deferred compensation	$(274,450)	$-	$-	$(274,450)
Equipment financed	$-	$-	$-	$34,120

See Notes to Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

Through September 30, 2008, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $11,689,447 and has a stockholders’ deficiency of $304,857, at September 30, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the fiscal year ended September 30, 2008, the Company reached bank balances exceeding the FDIC (Federal Deposit Insurance Corporation) insurance limit.  At September 30, 2008, the FDIC insured deposits up to $100,000.  During October 2008, the FDIC increased the insured amounts at participating financial institutions to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of September 30, 2008, the Company has capitalized certain internal use software and website development costs amounting to approximately $298,000. The estimated useful life of costs capitalized is evaluated for each specific project and is two years.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of anti-dilutive common shares equivalent outstanding at September 30, 2008 and 2007 are as follows

	September 30, 2008	September 30, 2007
Stock Options:	1,650,067	26,667
Warrants:	115,951	57,360
Rights Issued to Note Holders:	15,868	11,667
Total	1,781,886	95,694

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $81,441 and $18,000 during the fiscal year ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for our c company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our  financial statements once adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We have not yet determined whether we will adopt SFAS 157.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We have not determined the impact on our financial statements of this accounting standard.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30, 2008	September 30, 2007
Website development costs	$297,560	$53,000
Less: accumulated amortization	(86,412)	(3,133)
Website development costs, net	$211,148	$49,687

Amortization expense of the website development costs amounted to $83,099 and $3,313 during the fiscal years ended September 30, 2008 and 2007, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	September 30, 2008	September 30, 2007
Continuing Operation
Computer equipment	$14,563	$11,172
Furniture and fixtures	9,388	2,271
Leasehold improvements	1,503	-
Equipment	3,821	-
	29,275	13,443
Accumulated depreciation	(7,897)	(2,699)
Property and equipment, net	$21,378	$10,744

Depreciation expense of the property and equipment amounted to $5,198 and $2,699 during the fiscal years ended September 30, 2008 and 2007, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2008 are comprised of the following:

	2008	2007
	Continuing Operations	Continuing Operations	Discontinued Operations
Trade payables	$191,735	$222,959	$38,085
Accrued compensation and related benefits	560,293	358,429	-
Rent payable- related party	-	29,501	-
Total	$752,028	$610,889	$38,085

NOTE 6 - NOTES PAYABLE

2008

•
$95,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $64,792 in accrued interest and penalty at September 30, 2008. The notes payable are unsecured and currently in default.

•
$50,000 notes payable, bearing 20% interest rate per annum, due as extended, ranging from October 15, 2004 to November 30, 2005. The Company owes $33,972 in accrued interest and penalty at September 30, 2008. The notes payable are unsecured and currently in default.

During February 2008, the Company issued 248,994 shares of common stock in connection with the satisfaction of obligations under certain notes payable, amounting to $767,020, including accrued interest and penalty. The fair value of the shares issued amounted to $809,231. The loss on extinguishment of debt amounted to $42,210, resulting from the issuance of such shares and has been expensed as interest expense.

The total amount due on the notes payable is as follows:

September 30, 2008
Principal	$145,000
Interest and Penalty	98,764
Total	$243,764

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the fiscal year ended September 30, 2008, these note holders were issued rights to acquire 3,467 common shares. During the fiscal year ended September 30, 2008 certain note holders purchased 200 common shares for $75 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $18,221 during the fiscal year ended September 30, 2008, and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $72,659 during the fiscal year ended September 30, 2008.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 6 - NOTES PAYABLE (Continued)

2007

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

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the fiscal year ended September 30, 2007, these note holders were issued rights to acquire 7,804 common shares. During this fiscal year, certain note holders purchased 8,935 common shares for $3,200 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $87,306 during the fiscal year ended September 30, 2007 and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $109,837 during the fiscal year ended September 30, 2007.

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand. As of September 30, 2008, the total amount due is $204,500.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 8 - RELATED PARTY TRANSACTIONS

Purchase of Assets

On February 1, 2007, the Company purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by our Chairman and our Senior Vice President - Corporate Development.

Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,044). All assets were purchased from the aforementioned related parties at their cost.

Loans Receivable

We have billed two related companies, one owned by our Chairman and an officer, and the another one owned by our Chairman, our former President, and a former officer, an aggregate amount of $38,500, for expenses paid on their behalf during late December 2006. These payments occurred during a period of transition to new management and a new company headquarters location, where temporary third party accounting support was responsible for the management of multiple operating entities, including those noted herein. Management immediately identified the payments and has subsequently ensured that adequate vendor payment controls are in place. These amounts were repaid during the fiscal year ending September 30, 2007.

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, including accrued interst, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the fiscal years ended September 30, 2008 and 2007, this note holder was issued rights to acquire 1,333 and 4,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $6,991 and $40,268 during fiscal years ended September 30, 2008 and 2007, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $1,724 and $5,000 during the fiscal years ended September 30, 2008 and 2007, respectively.

Issuances of Common Stock

During the fiscal year ending September 30, 2007, the Company generated proceeds of approximately $98,000 in connection with the issuance of 1,306,667 shares of common stock to its Chairman and Senior Vice President.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 9 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the fiscal year ended September 30, 2008, six note holders were issued rights to acquire 3,467 common shares with a fair value of $18,221. The fair value of the note holders rights is the estimated value at October 31, November 30, December 31, and January 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise prices ranging from of $0.33 to $1.67; market price ranging from $3.25 to $9.50; expected volatility ranging from 141.57% to 142.46%; a risk free interest rate ranging from 3.67% to 4.48%; and expected term of 10 years.

Exercise of Stock Purchase Rights

During the fiscal year ended September 30, 2008, one note holder exercised his right to purchase 200 shares of common stock which generated proceeds of $75.

Satisfaction of Notes Payable

During January 2008, the Company issued 248,994 shares of common stock to satisfy its obligations to certain note holders. The obligations amounted to approximately $746,000 in principal and accrued interest. The fair value of the shares at the date of issuance amounted to approximately $810,000, which resulted in interest expense of $42,210.

Satisfaction of Certain Accounts Payable

During the year ended September 30, 2008, the Company issued 89,474 shares of common stock in satisfaction of certain accounts payable, aggregating to $416,289.

Issuance of Shares Pursuant to Private Placements

During the fiscal year ending September 30, 2007, the Company issued 1,306,667 shares of common stock to its Chairman and Senior Vice President in consideration of approximately $98,000, as well as 100,000 shares of common stock to an investor that is partially owned by a member of our board for $10,000, and 2,500,000 shares of common stock pursuant to a private placement, generating proceeds of $250,000.

During the fiscal year ending September 30, 2008, the Company issued 1,037,564 shares of common stock pursuant to a private placement, generating proceeds of $1,689,784 to the Company after financing fees of $125,941.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 9 - CAPITAL STOCK (Continued)

During the year ending September 30, 2008, the Company issued warrants to purchase 58,591 shares of common stock to the placement agent for compensation of services in connection with the private placement. The warrants are exercisable at $2.00 per share and expire in January 2013.

At September 30, 2008, there are 115,951 warrants outstanding.

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at September 30, 2008. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the fiscal year September 30, 2008. The options outstanding vest upon grant. During fiscal years ending September 30, 2008 and 2007, respectively, the Company recorded a share-based payment expense amounting to approximately $2,700,000 and $2,670,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options is based on the Black Scholes Model using the following assumptions:

	2008	2007
Exercise price:	$2.50	$1.50 - $5.25
Market price at date of grant:	$2.50	$1.50 - $7.00
Volatility:	141.57%	129% - 200%
Expected dividend rate:	0%	0%
Risk-free interest rate:	4.24%	5.00% - 5.05%

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 9 - CAPITAL STOCK (Continued)

A summary of the activity during 2008 and 2007 of the Company's stock option plan is presented below:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2006	26,667	$2.35

Granted	430,000	5.25
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2007	456,667	5.08

Granted	1,200,000	2.50
Exercised	6,600	5.25
Expired or cancelled	-	-
Outstanding at September 30, 2008	1,650,067	$3.20	5.3	$-

Exercisable at September 30, 2008	1,650,067	$3.20	5.3	$-
Vested at September 30, 2008	1,650,067	$3.20	5.3	$-

The following activity occurred under the Company’s plan:

	2008	2007
Weighted-average grant date fair value of options granted	$3.26	$6.21
Aggregate intrinsic value of options exercise	N/A	$8,250
Fair value of options recognized as expense	$2,695,680	$2,669,569

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 10 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2008 and 2007 are as follows:

	2008	2007
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2008	2007
Tax at US Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	3.6	3.6
Permanent difference	4.9	-
Change in valuation allowance	(43.5)	(38.6)
Effective tax rate	0.0%	0.0%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

The components of the deferred tax assets are as follows:

	2008	2007
Net operating loss carryforwards	$1,776,000	$171,000
Fair value of stock options	2,080,000	1,059,000
Fair value of stock rights	45,000	-
Accounts payable and accrued interest	263,000	221,000
Other	-	(19,000)
Deferred tax asset	4,164,000	1,432,000
Valuation	(4,082,550)	(1,432,000)
Net deferred tax asset, current	$81,450	$-

The components of the deferred tax liability are as follows:

	2008	2007
Website development costs, net	$81,450	$-
Net deferred tax liability, current	$81,450	$-

Management believes it is more likely than not that it will be able to realize the tax benefit of certain deferred tax assets to the extent of its deferred tax liability, and therefore has provided a valuation allowance of less than 100 percent.

The valuation allowance increased by $2,650,550 from September 30, 2007 to September 30, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized.

At September 30, 2008 the Company had estimated tax net operating loss carryforwards of approximately $4.6 million, which expire through its tax year ending in 2028.  Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain owner shifts.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 11 – COMMITMENTS

During April 2008, the Company entered into a thirty-seven month lease agreement, with an annual base rent of $48,720.

The commitments under such agreement over the next three years are as follows:

Year	Commitments
2009	$49,694
2010	51,680
2011	30,913

NOTE 12 – SUBSEQUENT EVENTS

During November 2008, the Company issued 380,000 shares of common stock, generating proceeds of $76,000.