Form 10-Q
period 2008-12-31
VOIS Inc.
filed 2009-02-17
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 8,285,032 shares of common stock are issued and outstanding as of February 9, 2009.

VOIS INC.
FORM 10-Q
December 31, 2008

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, access to sufficient capital to fund our operations, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” " we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2008” means the year ended September 30, 2008 and "fiscal 2009" means the year ending September 30, 2009.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$491,880	$640,486
Deferred tax asset	96,096	81,450
Total current assets	587,976	721,936

Website development costs, net of accumulated amortization of $123,607 and $86,412 at December 31, 2008 and September 30, 2008, respectively	248,953	211,148

Property and equipment, net of accumulated depreciation of $10,230 and $7,897 at December 31, 2008 and September 30, 2008, respectively	23,128	21,378
Other assets	22,423	22,423
Total assets	$882,480	$976,885

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$96,237	$752,028
Notes payable and accrued interest	251,015	243,764
Deferred tax liability	96,096	81,450
Due to executive officers	-	204,500
Total current liabilities	443,348	1,281,742

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 8,254,365 and 6,831,786 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	8,253	6,831
Additional paid-in capital	12,372,298	11,446,372
Deferred compensation, net of accumulated amortization of $274,450 and $205,837 at December 31, 2008 and September 30, 2008, respectively	-	(68,613)
Deficit accumulated during the development stage	(11,941,419)	(11,689,447)

Total stockholders’ equity	439,132	(304,857)

Total liabilities and stockholders’ equity	$882,480	$976,885

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month	Three-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	December 31, 2008	December 31, 2007	to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$222	$9,764	$32,842

Operating expenses:
Selling, general & administrative	245,155	2,928,954	8,193,786
Total operating expenses	245,155	2,928,954	8,193,786

Operating loss	(244,933)	(2,919,190)	(8,160,944)

Other (income) expense:
Interest income	(212)	-	(4,530)
Loss on investment in A.D. Pharma	-	-	125,000
Interest expense	7,251	47,687	586,220
Interest expense-related party	-	1,250	13,391
	7,039	48,937	720,081

Loss from continuing operations	(251,972)	(2,968,127)	(8,881,025)

Income/(loss) from discontinued operations	-	-	(3,060,394)

Net loss	$(251,972)	$(2,968,127)	$(11,941,419)

Per share data- basic and diluted:
Loss from continuing operations	$(0.03)	$(0.54)
Income (loss) from discontinued operations	$-	$-
Net loss	$(0.03)	$(0.54)

Basic and diluted weighted average common shares outstanding	7,240,885	5,456,957

See Notes to Unaudited Financial Statements.

VOIDS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three-month	Three-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	December 31, 2008	December 31, 2007	to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(251,972)	$(2,968,127)	$(11,941,419)
Less income (loss) from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(251,972)	(2,968,127)	(8,881,025)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	-	2,695,680	5,390,015
Fair value of rights issued pursuant to notes payable	-	15,436	117,112
Fair value of shares issued for services	16,000	50,638	157,839
Loss on extinguishment of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	2,333	13,454	10,230
Amortization	37,195	-	123,607
Amortization of deferred compensation	68,613	-	274,450
Changes in operating assets and liabilities
Other asset	-	-	(14,226)
Deferred tax asset	(14,646)	-	(96,096)
Accrued interest	7,251	32,251	123,859
Accrued interest-related party	-	1,250	5,474
Accounts payable and accrued expenses	(24,943)	107,767	953,384
Deferred tax liability	14,646	-	96,096
Total adjustments to loss from continuing operations	106,449	2,916,476	7,285,148
Net cash flows from continuing operating activities	(145,523)	(51,651)	(1,595,877)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(145,523)	(51,651)	(3,683,994)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(75,000)	(43,838)	(372,560)
Capital expenditures	(4,083)	-	(108,257)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	(79,083)	(43,838)	(614,014)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	-	(438,769)
Exercise of options	-	34,651	34,651
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	100,000	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of shares of common stock	76,000	-	4,501,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	76,000	134,651	4,789,888

Net increase (decrease) in cash	(148,606)	39,162	491,880

Cash, beginning of period	640,486	7,273	-

Cash, end of period	$491,880	$46,435	$491,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$32,311
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$204,500	$-	$204,500
Forfeiture of executive compensation	$630,848	$-	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$-	$-	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$-	$-	$(274,450)
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Through December 31, 2008, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $11,941,419. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2008 and notes there to and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three-months ending December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending September 30, 2009.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the three-months ending December 31, 2008, the Company reached bank balances exceeding the FDIC (Federal Deposit Insurance Corporation) insurance limit.  At December 31, 2008, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and EITF No. 00-2 Accounting for Website Development Costs. As of December 31, 2008, the Company has capitalized certain internal use software and website development costs amounting to approximately $373,000. The estimated useful life of costs capitalized is evaluated for each specific project and is two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of anti-dilutive common shares equivalent outstanding at December 31, 2008 and September 30, 2008 are as follows

	December 31, 2008	September 30, 2008
Stock Options:	1,650,067	1,650,067
Warrants:	115,951	115,951
Rights Issued to Note Holders:	15,868	15,868
Total	1,781,886	1,781,886

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $5,500 and $36,500 during the three-month periods ending December 31, 2008 and 2007, respectively.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31, 2008	September 30, 2008
Website development costs	$372,560	$297,560
Less: accumulated amortization	(123,607)	(86,412)
Website development costs, net	$248,953	$211,148

Amortization expense of the website development costs amounted to $37,195 and $12,105 during the three-month periods ending December 31, 2008 and 2007, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	December 31, 2008	September 30, 2008
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	1,503
Equipment	3,821	3,821
	33,358	29,275
Accumulated depreciation	(10,230)	(7,897)
Property and equipment, net	$23,128	$21,378

Depreciation expense of the property and equipment amounted to $2,333 and $1,349 during the three-month periods ending December 31, 2008 and 2007, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2008 and September 30, 2008 are comprised of the following:
	December 31, 2008	September 30, 2008
Trade payables and accrued expenses	$96,237	$191,735
Accrued compensation and related benefits	-	560,293
Rent payable- related party	-	-
Total	$96,237	$752,028

NOTE 6 - NOTES PAYABLE

December 31, 2008

•
$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $106,015 in accrued interest and penalty at December 31, 2008. The notes payable are unsecured and currently in default.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 6 - NOTES PAYABLE (Continued)

The total amount due on the notes payable is as follows:

December 31, 2008
Principal	$145,000
Interest and Penalty	106,015
Total	$251,015

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the fiscal year ending September 30, 2008, the notes that had the default penalty provisions were satisfied.

The interest and penalty expenses associated with the aforementioned notes amounted to $7,251 during the three-month period ending December 31, 2008.

September 30, 2008

•
$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $98,764 in accrued interest and penalty at September 30, 2008. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2008
Principal	$145,000
Interest and Penalty	98,764
Total	$243,764

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three-month period ending December 31, 2007, these note holders were issued rights to acquire 1,600 common shares. The fair value of the rights associated with the default penalty amounted to $9,513 during the three-month period ending December 31, 2007 and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $32,251 during the three-month period ending December 31, 2007.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During June, August, October and December 2007, the Company’s Chairman and Senior Vice President - Corporate Development advanced an aggregate amount of $204,500 to the Company, which is non-interest bearing and payable on demand.

The Company satisfied its obligations related to such advances from the executive officers during December 2008.  The Company, using a conversion price of $0.20, issued 1,022,500 shares of its common stock in consideration for the payment of advances aggregating $204,500.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our Chairman and Senior Vice President. During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, including accrued interest, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three-month periods ending December 31, 2008 and 2007, this note holder was issued rights to acquire 0 and 1,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $0 and $5,923 during the three-month periods ending December 31, 2008 and 2007, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $0 and $1,250 during the three-month periods ending December 31, 2008 and 2007, respectively.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

The transactions closed in March 2008, and at closing the Company agreed to satisfy certain payables to each of Messrs. Bartkiw and Minkin as well as other third parties in the aggregate amount of approximately $328,000. Subject to the closings of the transactions, the certificates representing the shares were placed in escrow. The receipt by the Company of gross proceeds of $3,000,000 from a financing is a condition to the closings of the agreements. The agreements each contain customary indemnification provisions and at the closings the parties agreed to enter into general releases.

During April 2008 these agreements closed pursuant to their terms and, pursuant to the terms of the agreements, the Company satisfied the payables due former officers and directors as well as other third parties in the aggregate amount of approximately $328,000.

NOTE 9 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the three-month period ending December 31, 2007, six note holders were issued rights to acquire 2,600 common shares with a fair value of $15,346. The fair value of the note holders rights is the estimated value at October 31, November 30, and December 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from of $0.33 to $1.67; market price ranging from $3.65 to $9.50; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

Issuance of Shares for Services

During the three-month period ending December 31, 2008, the Company issued 20,079 shares of common stock for $16,000 worth of services.

During the three-month period ending December 31, 2007, the Company issued 7,234 shares of common stock for $50,638 worth of services.

Issuance of Shares Pursuant to Private Placements

During the three-month period ending December 31, 2008, the Company issued 380,000 shares of common stock pursuant to a private placement, generating proceeds of $76,000.

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

At December 31, 2008, there are 115,951 warrants outstanding.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 9 - CAPITAL STOCK (Continued)

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at September 30, 2008. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the fiscal year September 30, 2008. The options outstanding vest upon grant. During the three-month periods ending December 31, 2008 and 2007, respectively, the Company recorded a share-based payment expense amounting to approximately $0 and $2,700,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options is based on the Black Scholes Model using the following assumptions:

	2008			2007
Exercise price:	$	n/a		$2.50
Market price at date of grant:	$	n/a		$2.50
Volatility:		n/a	%	141.57%
Expected dividend rate:		n/a	%	0%
Risk-free interest rate:		n/a	%	4.24%

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

The weighted-average grant-date fair value of options granted during the three-month period ending December 31, 2008 and 2007 amounted to $0 and $2.25, respectively.

The total compensation cost for options amounted to $0 and $2,695,680 during the three-month period ended December 31, 2008 and 2007, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at December 31, 2008.

Waiver of Executives' Compensation

Two of the Company's executives waived their rights to compensation aggregating approximately $631,000 during December 2008. This waiver was recorded as a capital contribution during the three-month period ended December 31, 2008.

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

We are a development stage company.  During fiscal 2008 and continuing into the first quarter of fiscal 2009 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.  In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS and launch of the Alpha version of the website is schedule for February 13, 2009. We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

•	Match-maker fees
•	Sponsored listings
•	Sponsored bidding
•	Virtual gifts
•	Icons
•	Additional bids
•	Additional posts
•	Additional categories

Credits may be purchased individually or in multiples.  Larger credit purchases provide members with discounts.  Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface.  We also intend to incorporate a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers.  We anticipate that we will also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.

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

During the first quarter of fiscal 2009 we raised $76,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our company during 2009 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at December 31, 2008 we have an accumulated deficit of approximately $11.9 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2008 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the three months ended December 31, 2008 and 2007 our revenues were attributable to online advertising revenue.  During the quarter of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.  Following the soft launch in December 2008 of our new social sourcing version of VOIS, we anticipate that the balance of our fiscal 2009 revenues will be primarily fee-based.

General and administrative expenses decreased sharply for the first quarter of 2009 as compared to the first quarter of 2008.  The decrease is primarily attributable to approximately $2,696,000 of non-cash expense in the fiscal 2008 period related to the value of options granted to executive officers and directors for which there was no comparable expenses in the fiscal 2009 period.  Other principal changes in general and administrative expenses during the three months ended December 31, 2008 from the three months ended December 31, 2007 include decreases of:

•	approximately $10,400 in costs associated with hosting, website maintenance and network servers,
•	approximately $23,400 in salaries and related expenses. As described below, in December 2008 our executive officers agreed to serve for annual salaries of $1.00 each, and
•	approximately $39,600 in professional fees.

These were offset by increases of:

•	approximately $15,400 in office rent and related expenses resulting from our move to new office space during the third quarter of fiscal 2008, and
•	approximately$4,600 in general office expense which reflects the current stage of our operations.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during 2009, given effect to the increased rent expense as a result of our move to larger facilities during the third quarter of fiscal 2008. However, as described elsewhere herein, we intend to increase our marketing expenses during fiscal 2009, although we are unable at this time to quantify the amount and timing of these increased expenses and our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Other expenses decreased for the first quarter of fiscal 2009 from the comparable period in fiscal 2008 primarily as a result of the reduction in interest expense and interest expense-related party resulting from the conversion of debt during the first quarter of fiscal 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2008 (unaudited) and September 30, 2008:

	December 31, 2008 ($)	September 30, 2008($)	% of change
Working capital (deficit)	144,628	(559,806)	+126%
Cash	491,880	640,486	-23%
Total current assets	587,976	721,936	-19%
Total assets	882,480	976,885	-10%
Accounts payable and accrued expenses	96,237	752,028	-87%
Notes payable and accrued interest	251,015	243,764	+3%
Due to executive officers	0	204,500	-100%
Total current liabilities	443,348	1,281,742	-65%
Total liabilities	443,348	1,281,742	-65%

At December 31, 2008 our working capital increased as compared to September 30, 2008 primarily as a result of a reduction in accounts payable and accrued expenses and amounts due to our executive officers.  Our executive officers have provided funds to us for working capital, including $100,000 during fiscal 2008, and at September 30, 2008 we owed them $204,500 for funds advanced to us. These advances are non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at September 30, 2008 we owed these executive officers approximately $561,000 in salaries.  On December 19, 2008 we entered into an agreement with Messrs. Schultheis and Tabin which provided that they:

•
converted an aggregate of $204,500 which they had previously advanced to us into an aggregate of 1,022,500 shares of our common stock at a conversion price of $0.20 per share in full satisfaction of such amounts;

•	forgave accrued but unpaid compensation due them in the aggregate amount of $630,848; and
•	agreed to continue to serve in their current capacities at an annual base salary of $1.00 each.

Operating activities

Net cash used for continuing operating activities for the three months ended December 31, 2008 was $145,523 as compared to $51,651 for the three months ended December 31, 2007. Non-cash items totaling $376,113 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2008 include:

•	an adjustment of $251,972 to reconcile our net loss to net cash used in continuing operating activities,
•	$16,000 representing the value of shares issued to third parties for services which represents capitalized web development costs,
•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and
•	$39,528 of depreciation and amortization.

In addition, we used cash of $24,943 to reduce our accounts payable and accrued expenses during the quarter.

Non-cash items totaling $5,776,826 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2007  include:

•	an adjustment of $2,968,127 to reconcile our net loss to net cash used in continuing operating activities;
•	$2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants,
•	$15,436 representing the value of the stock purchase rights to certain note holders,
•	$50,638 representing the value of shares issued to third parties for services,
•	$13,454 of deprecation,
•	$32,251 in accrued interest which related to the notes from 2002 and 2003, most of which have subsequently been exchanged for equity during fiscal 2008, and
•	$1,250 in accrued interest - related party which relates to the note due Universal Funding which was exchanged for equity during fiscal 2008.

In addition, we used cash of $107,767 to reduce our accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities for the three months ended December 31, 2008 was $79,083, which reflects Web site development costs of $75,000 and the purchase of furniture and fixtures of $4,083, as compared to $43,838 for the three months ended December 341, 2007 which included Web site development costs.

Financing activities

Net cash provided by financing activities was $76,000 for the three months ended December 31, 2008 as compared to $134,651 for the three months ended December 31, 2007. During the fiscal 2009 period we generated cash from the sale of our securities and during the fiscal 2008 period we generated cash from  the exercise of options and a loan from our executive officers.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 60 was effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

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

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2-Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We have not yet determined whether we will adopt SFAS 157.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We have not determined the impact on our financial statements of this accounting standard.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings.

None.

Item 1A.        Risk Factors.

Not applicable for a smaller reporting company.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults upon Senior Securities.

None.

Item 4.                   Submission of Matters to a Vote of Security Holders.

None.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of President
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting and officer
32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

February 17, 2009	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer