Form 10-Q
period 2009-03-31
VOIS Inc.
filed 2009-05-15
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(MARK ONE)
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-33035

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 Yamato Road, Suite 201, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 998-3882

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 8,285,032 shares of common stock are issued and outstanding as of May 12, 2009.

VOIS INC.
FORM 10-Q
March 31, 209

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$319,779	$640,486
Deferred tax asset	105,260	81,450
Total current assets	425,039	721,936

Website development costs, net of accumulated amortization of $174,865 and $86,412 at March 31, 2009 and September 30, 2008, respectively	272,695	211,148

Property and equipment, net of accumulated depreciation of $12,563 and $7,897 at March 31, 2009 and September 30, 2008, respectively	21,016	21,378
Other assets	22,423	22,423
Total assets	$741,173	$976,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$94,013	$752,028
Notes payable and accrued interest	256,453	243,764
Deferred tax liability	105,260	81,450
Due to executive officers	-	204,500
Total current liabilities	455,726	1,281,742

Stockholders' Equity (Deficit) :
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 8,254,365 and 6,831,786 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	8,253	6,831
Additional paid-in capital	12,372,298	11,446,372
Deferred compensation, net of accumulated amortization at September 30, 2008	-	(68,613)
Deficit accumulated during the development stage	(12,095,104)	(11,689,447)

Total stockholders’ equity (deficit)	285,447	(304,857)

Total liabilities and stockholders’ equity (deficit)	$741,173	$976,885

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three month period ended March 31, 2009	Three month period ended March 31, 2008	Six month period ended March 31, 2009	Six month period ended March 31, 2008	Cumulative For the Period From May 19, 2000 (Inception) to March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$8,675	$222	$18,439	$32,842

Operating expenses:
Selling, general & administrative	148,285	414,944	393,440	3,343,898	8,342,071
Total operating expenses	(148,285)	414,944	393,440	3,343,898	8,342,071

Operating loss	(148,285)	(406,269)	(393,218)	(3,325,459)	(8,309,229)

Other (income) expense:
Interest income	(37)	(1,827)	(249)	(1,827)	(4,567)
Loss on investment in A.D. Pharma	-	-	-	-	125,000
Interest expense	5,437	73,764	12,688	121,451	591,657
Interest expense-related party	-	474	-	1,724	13,391
	5,400	72,411	12,439	121,348	725,481

Loss from continuing operations	(153,685)	(478,680)	(405,657)	(3,446,807)	(9,034,710)

Income/(loss) from discontinued operations)	-	-	-	-	(3,060,394)

Net loss	$(153,685)	$(478,680)	$(405,657)	$(3,446,807)	$(12,095,104)

Per share data- basic and diluted:
Loss from continuing operations	$(0.02)	$0.09	$0.05	(0.63)
Income (loss) from discontinued operations	$-	$-	$-	$-
Net loss	$(0.02)	$0.09	$0.05	$(0.63)

Basic and diluted weighted average common shares outstanding	8,285,032	5,462,788	7,762,959	5,458,840

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six-month	Six-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000 (Inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(405,657)	$(3,446,807)	$(12,095,104)
Less income (loss) from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(405,657)	(3,446,807)	(9,034,710)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	-	2,695,680	5,390,015
Fair value of rights issued pursuant to notes payable	-	18,221	117,112
Fair value of shares issued for services	16,000	50,638	157,839
Loss on extinguishment of debt	-	42,211	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	4,665	2,362	12,562
Amortization	88,453	-	174,865
Amortization of deferred compensation	68,613	25,344	274,450
Changes in operating assets and liabilities
Other asset	-	-	(14,226)
Deferred tax asset	(23,810)	-	(105,260)
Accrued interest	12,689	56,435	129,297
Accrued interest-related party	-	1,724	5,474
Accounts payable and accrued expenses	(27,167)	(2,392)	951,160
Deferred tax liability	23,810	-	105,260
Total adjustments to loss from continuing operations	163,253	2,890,223	7,341,952
Net cash flows from continuing operating activities	(242,404)	(556,584)	(1,692,758)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(242,404)	(556,584)	(3,780,875)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(150,000)	(105,838)	(447,560)
Capital expenditures	(4,303)	-	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	(154,303)	(105,838)	(689,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	(50,000)	(438,769)
Exercise of options	-	34,651	34,651
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	100,000	204,500
Payments of financing costs	-	(102,533)	(182,140)
Proceeds from issuance of shares of common stock	76,000	1,222,100	4,501,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	76,000	1,204,218	4,789,888

Net increase (decrease) in cash	(320,707)	541,796	319,779

Cash, beginning of year	640,486	7,273	-

Cash, end of period	$319,779	$549,069	$319,779

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$32,311

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$204,500	$-	$204,500
Forfeiture of executive compensation	$630,848	$-	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$(809,231)	$-	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$-	$-	$(274,450)
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 - PLAN OF ORGANIZATION

Organization, Presentation of Financial Statements, and Going Concern

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation and on March 9, 2001 the Company name was changed to MedStrong International Corporation. Finally, on March 30, 2007, the Company’s name was changed to VOIS Inc. On March 18, 2008 the Company redomiciled the company from the State of Delaware to the State of Florida.  There was no change in the Company’s capital structure as a result of this corporate event.

Through March 31, 2009, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $12,095,104. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal Business Activity

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held Florida corporation) controlled by two of our directors and officers. We purchased fixed assets in the form of furniture, fixtures and equipment as well as certain intangible assets. The Company’s operations are located in South Florida. The Company develops and markets an internet social networking site.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2008 and notes thereto and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-months and nine months ending March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending September 30, 2009.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Online advertising revenue is recognized as advertisements are displayed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates for the periods reported include certain assumptions used in deriving the fair value of share-based compensation recognized.  Assumptions and estimates used in this area are material to our reported financial condition and results of operations.  Actual results will differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the three-months ending March 31, 2009, the Company reached bank balances exceeding the FDIC (Federal Deposit Insurance Corporation) insurance limit.  At March 31, 2009, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and EITF No. 00-2 “Accounting for Website Development Costs”. As of March 31, 2009, the Company has capitalized certain internal use software and website development costs amounting to approximately $447,560. The estimated useful life of costs capitalized is evaluated for each specific project and is two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company adopted SFAS No. 109, “Accounting for Income Taxes” at its inception. Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Earnings Per Share

The Company adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as it is anti-dilutive or not material.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of anti-dilutive common shares equivalent outstanding at March 31, 2009 and September 30, 2008 are as follows

	March 31, 2009	September 30, 2008
Stock Options:	1,650,067	1,650,067
Warrants:	115,951	115,951
Rights Issued to Note Holders:	15,868	15,868
Total	1,781,886	1,781,886

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $20,176 and $67,300 during the six-month periods ending March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

The FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” , which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In April 2008, FASB FSB No. 142-3, “Determination of the Useful Life of Intangible Assets”  was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited.  Management is currently evaluating the effects, if any, that this Staff position may have on our financial reporting.

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31, 2009	September 30, 2008
Website development costs	$441,560	$297,560
Less: accumulated amortization	(174,865)	(86,412)
Website development costs, net	$272,695	$211,148

Amortization expense of the website development costs amounted to $88,453 and $25,344 during the six-month periods ending March 31, 2009 and 2008, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	March 31, 2009	September 30, 2008
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	1,503
Equipment	4,041	3,821
	33,578	29,275
Accumulated depreciation	(12,562)	(7,897)
Property and equipment, net	$21,016	$21,378

Depreciation expense of the property and equipment amounted to $4,665 and $2,362 during the six-month periods ending March 31, 2009 and 2008, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2009 and September 30, 2008 are comprised of the following:

	March 31, 2009	September 30, 2008
Trade payables and accrued expenses	$94,013	$191,735
Accrued compensation and related benefits	-	560,293

Total	$94,013	$752,028

NOTE 6 - NOTES PAYABLE

March 31, 2009

•
$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $111,453 in accrued interest and penalty at March 31, 2009. The notes payable are unsecured and currently in default.

During February 2008, the Company issued 248,994 shares of common stock in connection with the satisfaction of obligations under certain notes payable, amounting to $767,020, including accrued interest and penalty. The fair value of the shares issued amounted to $809,231. The loss on extinguishment of debt amounted to $42,210, resulting from the issuance of such shares and was expensed in 2008 as interest expense.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 - NOTES PAYABLE (Continued)

The total amount due on the notes payable is as follows:

March 31, 2009
Principal	$145,000
Interest and Penalty	111,453
Total	$256,453

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the fiscal year ending September 30, 2008, the notes that had the default penalty provisions were satisfied.

The interest expense associated with the aforementioned notes amounted to $10,875 during the six-month period ending March 31, 2009.

September 30, 2008

•
$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owed $98,764 in accrued interest and penalty at September 30, 2008. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2008
Principal	$145,000
Interest and Penalty	98,764
Total	$243,764

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three-month period ending December 31, 2007, these note holders were issued rights to acquire 1,600 common shares. The fair value of the rights associated with the default penalty amounted to $18,221 during the six-month period ending March 31, 2008 and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $58,159 during the six-month period ending March 31, 2008.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During June, August, October and December 2007, the Company’s Chairman and Senior Vice President - Corporate Development advanced an aggregate amount of $204,500 to the Company, which was non-interest bearing and payable on demand.

The Company satisfied its obligations related to such advances from the executive officers during December 2008.  The Company, using a conversion price of $0.20, issued 1,022,500 shares of its common stock in consideration for the payment of advances aggregating $204,500.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to Universal Funding, a company owned by Messrs. Schultheis and Tabin, executive officers and directors of the Company  The note was issued before our February 2007 acquisition of assets from Vois Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of the Company.  During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, including accrued interest, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the six-month periods ending March 31, 2009 and 2008, this note holder was issued rights to acquire 0 and 1,333 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $0 and $6,991 during the six-month periods ending March 31, 2009 and 2008, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $0 and $2,500 during the three-month periods ending March 31, 2009 and 2008, respectively.

Right to Acquire Stock

On October 31, 2007 the Company and VOIS Partners LLC entered into Stock Purchase Agreements with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, the Company’s President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements,

•
Trackside Brothers LLP agreed to sell the 100,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Schultheis, the Company’s CEO, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of the Company, are the members of Trackside Brothers LLP,

•	Carrera Capital Management, Inc. agreed to sell the 1,200,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

•	JAB Interactive LLC agreed to sell the 1,200,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

The agreements provided the transactions were to close no later than April 1, 2008, and at closing the Company agreed to satisfy certain payables to each of Messrs. Bartkiw and Minkin as well as other third parties in the aggregate amount of approximately $328,000. Subject to the closings of the transactions, the certificates representing the shares were placed in escrow. The receipt by the Company of gross proceeds of $3,000,000 from a financing is a condition to the closings of the agreements. The agreements each contain customary indemnification provisions and at the closings the parties agreed to enter into general releases.

On April 1, 2008 these agreements closed pursuant to their terms and, pursuant to the terms of the agreements, the Company satisfied the payables due former officers and directors as well as other third parties in the aggregate amount of approximately $328,000.

NOTE 9 - CAPITAL STOCK

Issuance of Shares for Services

During the six-month period ending March 31, 2009, the Company issued 20,079 shares of common stock for $16,000 worth of services.

During the six-month period ending March 31, 2008, the Company issued 7,234 shares of common stock for $50,638 worth of services.

Issuance of Shares Pursuant to Private Placements

During the six-month period ending March 31, 2009, the Company issued 380,000 shares of common stock pursuant to a private placement, generating proceeds of $76,000.

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

At March 31, 2009, there are 115,951 warrants outstanding.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 9 - CAPITAL STOCK (Continued)

Stock Options

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). During August 2003, the Company ratified an increase in the eligible shares to be issued of 26,667. There are 1,650,067 options outstanding at March 31, 2009 and September 30, 2008. The outstanding options are exercisable at a weighted average price per share of $3.20 per share. The Company granted 1,200,000 options during the fiscal year September 30, 2008. The options outstanding vest upon grant. During the three-month periods ending March 31, 2009 and 2008, respectively, the Company recorded a share-based payment expense amounting to approximately $0 and $2,700,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options at each of March 31, 2009 and 2008 is based on the Black Scholes Model using the following assumptions:

	2009		2008
Exercise price:	$	n/a	$2.50
Market price at date of grant:	$	n/a	$2.50
Volatility:		n/a	141.57%
Expected dividend rate:		n/a	0%
Risk-free interest rate:		n/a	4.24%

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

The weighted-average grant-date fair value of options granted during the six-month period ending March 31, 2009 and 2008 amounted to $0 and $2.25, respectively.

The total compensation cost for options amounted to $0 and $2,695,680 during the six-month period ended March 31, 2009 and 2008, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at March 31, 2009 or 2008.

Waiver of Executives' Compensation

Two of the Company's executives waived their rights to compensation aggregating approximately $631,000 for the six month period ending March 31, 2009. This waiver was recorded as a capital contribution during period.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 10 – SUBSEQUENT EVENT

On April 17, 2009, our Board of Directors authorized the 2009 Equity Compensation Plan.  The Plan covers the issuance of up to 5,000,000 shares of common stock.

The 2009 Plan authorizes the grant of:

•	options which quality as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);
•	options which do not qualify as ISOs (“Non-qualified Options” or “NSOs”);
•	awards of our common stock;
•	stock appreciation rights;
•	grants of restricted stock; and
•	other stock-based awards, subject to limitations under applicable law.

The stock rights granted under the 2009 Plan will be authorized, but unissued shares of our common stock or shares of common stock reacquired by us in any manner.  If any stock rights granted under the 2009 Plan should expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of common stock subject to such stock rights will again be available for grants of stock rights under the 2009 Plan.

The exercise price per share for each Non-Qualified Option granted, and the purchase price per share of stock granted in any award or authorized as a purchase, cannot be less than minimum legal consideration required therefore under the laws of any jurisdiction in which we or our successors in interest may be organized.  The exercise price per share for each ISO granted cannot be less than the fair market value per share of common stock on the date of such grant.  In the case of an ISO to be granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our company, the price per share cannot be less than 110% of the fair market value per share of common stock on the date of grant.

Subject to earlier termination, each option will expire on the date specified by the Board of Directors, but not more than 10 years from the date of grant in the case of options generally and five years from the date of grant in the case of ISOs granted to an employee owning stock possessing more that 10% of the total combined voting power of all classes of our stock.  Unless otherwise specified in the agreements relating to such ISOs, if an ISO optionee ceases to be employed by us other than by reason of death, disability, voluntary termination or a breach of his or her employment agreement, no further of his or her ISOs will become exercisable, and his or her ISOs shall terminate on the earlier of 90 days after the date of termination of his or her employment, or their specified expiration dates.  Stock rights granted to members of the Board of Directors who either are eligible to receive grants of stock rights pursuant to the 2009 Plan or have been granted stock rights may vote on any matters affecting the administration of the 2009 Plan or the grant of any stock rights pursuant to the 2009 Plan, except that no such member can act upon the granting to himself or herself.  The shares of common stock which a recipient of an authorization to make a purchase may be subject to specified restrictions, to be determined by the Board, and may include the requirement of continued employment with our company or a subsidiary or achievement of certain performance objectives, among other conditions.  Awards of the common stock may be made to a recipient as a bonus or as additional compensation, as determined by the Board of Directors.

On April 24, 2009, the Board of Directors granted 1,940,000 stock options under the 2009 Equity Compensation Plan.  The options were granted to directors, officers, employees and consultants.  The options granted vest over a two year period from grant date, are exercisable for three years from vesting and an exercisable at prices ranging from $0.35 to $0.70 per share.

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

We are a development stage company.  During fiscal 2008 and continuing into the first half of fiscal 2009 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.  In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS and in February 2009 we launched the Alpha version of the website.  We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base while the Alpha version of the website is active.

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

Credits may be purchased individually or in multiples.  Larger credit purchases provide members with discounts.  Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface.   Because our business model is essentially a decentralized system with a centralized host, we have been able maximize our available resources.  We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service.  In addition, our executive officers have reduced their salaries to $1.00 per year in order to conserve our cash resources.  As a result of our strategies, our operating costs will remain relatively stable during 2009 even with an expected significant increase in our membership base in future periods.

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

During the first half of fiscal 2009 we raised $76,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our company during 2009 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at March 31, 2009 we have an accumulated deficit of approximately $12.1 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2008 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the first half of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.  We generated certain legacy revenues from the advertising partner during the first quarter of 2009.  Following the soft launch in December 2008 of our new social sourcing version of VOIS followed by the launch of the Alpha site in February 2009, we anticipate that the balance of our fiscal 2009 revenues will be primarily fee-based.  While we anticipate that we will begin generating fee-based revenues during 2009, we are unable at this time to estimate the amounts or starting dates.

 General and administrative expenses decreased sharply for the first half of 2009 as compared to the first half of 2008.  Of the overall decline in the costs, totaling $2,950,458 for the six months ended March 31, 2009, approximately 88%, or $2,696,000, was attributable to a non-cash expense in fiscal 2008 resulting from the fair value recognized of options granted to executive officers and directors for which there was no comparable expense in fiscal 2009.  Additional changes in components of general and administrative expenses for the first six months of 2009 from the comparable six month period in 2008 included:

•
a reduction in salaries and related expenses of approximately $87,000.  As described below, this decline is due to our executive officers agreeing to serve, for the foreseeable future, of annual salaries of $1.00 each, and

•	a reduction in professional fees of approximately $125,000, primarily legal fees, between the periods.

These reductions in costs were offset by an increase in office rents and related costs of approximately $32,000, which increase is expected to continue in the future.  During the third fiscal quarter 2008, the Company relocated to a more expensive space under a three-year lease agreement.

General and administrative expenses also declined sharply during the three month period ended March 31, 2009 compared to the comparable period of the preceding year.  This decline, of approximately 64%, was due in part to:

•	decline in marketing related costs of approximately $171,000;

•	reduction in salaries and related benefits of approximately $79,000, due primarily to the voluntary reductions in salaries agreed to by our executive officers;

•	reduction in operational consulting fees of approximately $79,000.

These decreases were offset somewhat by an increase in rent expense of approximately $35,000 attributable to our relocation to new office space.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during the balance of fiscal 2009, given effect to the increased rent expense. However, as described elsewhere herein, we intend to increase our marketing expenses during the balance of fiscal 2009, although we are unable at this time to quantify the amount and timing of these increased expenses and our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Other expenses decreased for both the first half of fiscal 2009 from the comparable period in fiscal 2008 and the three months ended March 31, 2009 from the comparable three month period in 2008 primarily as a result of the reduction in interest expense and interest expense-related party resulting from the conversion of debt during the first quarter of fiscal 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2009 (unaudited) and September 30, 2008:

	March 31, 2009 ($)	September 30, 2008($)	% of change
Working capital (deficit)	(30,687)	(559,806)	(94)%
Cash	319,779	640,486	(50)%
Total current assets	425,039	721,936	(41)%
Total assets	741,173	976,885	(24)%
Accounts payable and accrued expenses	94,013	752,028	(87)%
Notes payable and accrued interest	256,453	243,764	5%
Due to executive officers	-	204,500	(100)%
Total current liabilities	455,726	1,281,742	(64)%
Total liabilities	455,726	1,281,742	(64)%

At March 31, 2009 our working capital decreased as compared to September 30, 2008 primarily as a result of a reduction in cash.  Our executive officers have provided funds to us for working capital, including $100,000 during fiscal 2008, and at September 30, 2008 we owed them $204,500 for funds advanced to us. These advances were non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at September 30, 2008 we owed these executive officers approximately $561,000 in salaries.  On December 19, 2008 we entered into an agreement with Messrs. Schultheis and Tabin which provided that they:

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

This agreement served to significantly reduce our current liabilities at March 31, 2009 from September 30, 2008.

Operating activities

Net cash used for continuing operating activities for the six months ended March 31, 2009 was $242,404 as compared to $556,584 for the six months ended March 31, 2008. Non-cash items totaling $177,731 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2009 include:

•	$16,000 representing the value of shares issued to third parties for services which represents capitalized web development costs,

•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and

•	$93,118 of depreciation and amortization.

In addition, we used cash of $27,167 to reduce our accounts payable and accrued expenses during the first half of the fiscal year.

Non-cash items totaling $2,850,404 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2008  includes:

•	$2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants,

•	$18,221 representing the value of the stock purchase rights to certain note holders,

•	$50,638 representing the value of shares issued to third parties for services,

•	$27,706 of depreciation and amortization,

•	$56,435 in accrued interest which related to the notes from 2002 and 2003, most of which have subsequently been exchanged for equity during fiscal 2008, and

•	$1,724 in accrued interest - related party which relates to the note due Universal Funding which was exchanged for equity during fiscal 2008.

Investing activities

Net cash used in investing activities for the six months ended March 31, 2009 was $154,803, which reflects Web site development costs of $150,000 and the purchase of furniture and fixtures of $4,303, as compared to $105,838 for the six months ended March 31, 2008, all attributable to Web site development costs.

Financing activities

Net cash provided by financing activities was $76,000 for the six months ended March 31, 2009 as compared to $1,204,218 for the six months ended March 31, 2008. During the fiscal 2009 period we generated cash from the sale of our securities and during the fiscal 2008 period we generated cash from the sale of securities, exercise of options and a loan from our executive officers.

Critical Accounting Policies

Web site Development Costs

We capitalized certain internal use software and Web site development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is two years.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with our fiscal 2006, we adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 60 was effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

The FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued “FSP FAS 157-2-Effective Date of FASB Statement No. 157” , which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.
In April 2008, FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Management is currently evaluating the effects, if any, that this staff position may have on our financial reporting.

Item 3.	Quantative and Qualitative Disclosure About Market Risk.

Not applicable to a smaller reporting company.

Item 4T.	Controls and Procedures.

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for us as defined in Rules 13a-15(e) and 15d-(15(e) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2009 (the “Evaluation Date”). As of the Evaluation Date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting and officer
32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

May 15, 2009	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer