Form 10-Q
period 2009-06-30
VOIS Inc.
filed 2009-08-13
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(MARK ONE)
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 828,528,200 shares of common stock are issued and outstanding as of August 12, 2009.

VOIS INC.
FORM 10-Q
June 30, 209

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

OTHER PERTINENT INFORMATION

All share and per share information in this report gives retro-active effect to the 100 for 1 (100:1) stock split of our outstanding common stock effective at the close of business on July 8, 2009.

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2008” means the year ended September 30, 2008 and "fiscal 2009" means the year ending September 30, 2009.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$211,385	$640,486
Deferred tax asset	94,709	81,450
Total current assets	306,094	721,936

Website development costs, net of accumulated amortization of $230,810 and $86,412 at June 30, 2009 and September 30, 2008, respectively	245,550	211,148

Property and equipment, net of accumulated depreciation of $14,914 and $7,897 at June 30, 2009 and September 30, 2008, respectively	18,665	21,378
Other assets	22,423	22,423
Total assets	$592,732	$976,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$77,768	$752,028
Notes payable and accrued interest	265,515	243,764
Deferred tax liability	94,709	81,450
Due to executive officers	-	204,500
Total current liabilities	437,992	1,281,742

Stockholders' Equity (Deficit) :
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 828,528,200 and 683,178,600 shares issued and outstanding June 30, 2009 and September 30, 2008, respectively	828,528	683,179
Additional paid-in capital	11,772,947	10,770,024
Deferred compensation, net of accumulated amortization at September 30, 2008	-	(68,613)
Deficit accumulated during the development stage	(12,446,735)	(11,689,447)

Total stockholders’ equity (deficit)	154,740	(304,857)

Total liabilities and stockholders’ equity (deficit)	$592,732	$976,885

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period ended June 30,		Nine-month period ended June 30,		Cumulative for the Period from May 19,
	2009	2008	2009	2008	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,319	$6,476	$1,541	$24,915	$34,161

Operating expenses:
Selling, general & administrative	343,890	387,827	737,330	3,731,725	8,685,962
Total operating expenses	343,890	387,827	737,330	3,731,725	8,685,962

Operating loss	(342,571)	(381,351)	(735,789)	(3,706,810)	(8,651,801)

Other (income) expense:
Interest income	(4)	(1,082)	(253)	(2,909)	(4,571)
Loss on investment in A.D. Pharma	-	-	-	-	125,000
Interest expense	9,063	7,307	21,751	128,758	600,720
Interest expense-related party	-	-	-	1,724	13,391
	9,059	6,225	21,498	127,573	734,540

Loss from continuing operations	(351,630)	(387,576)	(757,287)	(3,834,383)	(9,386,341)

Income/(loss) from discontinued operations)	-	-	-	-	(3,060,394)

Net loss	$(351,630)	$(387,576)	$(757,287)	$(3,834,383)	$(12,446,735)

Per share data- basic and diluted:
Loss from continuing operations	(0.00)	(0.0006)	(0.001)	(0.0064)
Income (loss) from discontinued operations	-	-	-	-
Net loss	(0.00)	(0.0006)	(0.001)	(0.0064)

Basic and diluted weighted average common shares outstanding	828,242,200	650,420,300	789,800,000	598,913,700

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative For the Period
	Nine-month period ended	Nine-month period ended	From May 19, 2000 (Inception)
	June 30, 2009	June 30, 2008	to June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(757,287)	$(3,834,383)	$12,446,734
Less income (loss) from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(757,287)	(3,834,383)	(9,386,340)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	180,924	2,695,680	5,570,939
Fair value of rights issued pursuant to notes payable	-	18,221	117,112
Fair value of shares issued for services	56,000	101,838	197,839
Loss on extinguishment of debt	-	42,201	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	7,017	3,622	14,914
Amortization	144,398	49,886	230,810
Amortization of deferred compensation	68,613	137,225	274,450
Changes in operating assets and liabilities
Other asset	-	(14,226)	(14,226)
Deferred tax asset	(13,259)	-	(97,709)
Accrued interest	21,783	63,686	138,391
Accrued interest-related party	-	1,724	5,474
Accounts payable and accrued expenses	(43,446)	(45,155)	934,881
Deferred tax liability	13,259	-	97,709
Total adjustments to loss from continuing operations	435,289	3,054,702	7,613,988
Net cash flows used in continuing operating activities	(321,998)	(779,681)	(1,772,354
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used in operating activities	(321,998)	(779,681)	(3,860,471)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(178,800)	(180,838)	(476,360)
Capital expenditures	(4,303)	(11,116)	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,195)

Net cash used in investing activities	(183,103)	(191,954)	(718,032)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	(50,000)	(438,769)
Exercise of options	-	34,651	34,651
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	100,000	204,500
Payments of financing costs	-	(102,533)	(182,140)
Proceeds from issuance of shares of common stock	76,000	1,600,150	4,501,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	76,000	1,582,268	4,789,888

Net increase (decrease) in cash	(429,101)	610,633	211,385

Cash, beginning of year	640,486	7,273

Cash, end of period	$211,385	$617,906	$211,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$32,311

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$204,500	$-	$204,500
Forfeiture of executive compensation	$630,848		$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$834,231	$	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$-	$(274,450)	$(274,450)
Equipment financed	$-	$	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Through June 30, 2009, the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $12,446,735. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

All share and per share information in this report gives retro-active effect to the 100 for 1 (100:1) stock split of our outstanding common stock effective at the close of business on July 8, 2009.  There was no change to the par value of our common stock, our CUSIP number or our trading symbol on the OTCBB as a result of the forward stock split.

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2008 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month and nine-month periods ending June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending September 30, 2009.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of our services has occurred, the fee is fixed or determinable, and collectability is probable. Online advertising revenue is recognized as advertisements are displayed.  Revenues resulting from our credit-based purchasing model are recognized as our members utilize the credits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates for the periods reported include certain assumptions used in deriving the fair value of share-based compensation recognized, the useful life of tangible assets and the future value of our website development costs.  Assumptions and estimates used in this area are material to our reported financial condition and results of operations.  Actual results will differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During the nine-month period ending June 30, 2009, the Company reached bank balances exceeding the FDIC (Federal Deposit Insurance Corporation) insurance limit.  At June 30, 2009, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and EITF No. 00-2 “Accounting for Website Development Costs”.  As of June 30, 2009, the Company has capitalized certain internal use software and website development costs amounting to approximately $476,360. The capitalized costs are amortized over their estimated useful life, which is evaluated for each specific project and is currently two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies could elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the option grant.

Earnings Per Share

The Company adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income or loss available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

The amount of anti-dilutive common shares equivalent outstanding at June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009	September 30, 2008
Stock Options:	359,006,700	165,006,700
Warrants:	11,595,100	11,595,100
Rights Issued to Note Holders:	1,586,800	1,586,800
Total	372,188,600	178,188,600

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $26,943 and $76,833 during the nine-month periods ending June 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

 In March 2008, the Financial Accounting Standards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this Statement will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities.  We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption did not have a material impact on our consolidated financial statements.

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

In April 2008, FASB FSB No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

adoption was prohibited.  Management is currently evaluating the effects, if any, that this Staff position may have on our financial reporting.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 15704, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price.  If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  FSP 115-2 and FSP 124-2 modify the requirement for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.  FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.  We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAAS 167 and the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally

Accepted Accounting Principles – a replacement of FASB Statement No. 162”, or SFAS 168.  SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC.  The Codification supersedes all existing non-SEC accounting and reporting standards.  SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009.  This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP, which will be replaced with references to the applicable codification paragraphs.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30, 2009	September 30, 2008
Website development costs	$476,360	$297,560
Less: accumulated amortization	(230,810)	(86,412)
Website development costs, net	$245,550	$211,148

Amortization expense of the website development costs amounted to $144,398 and $49,886 during the nine-month periods ending June 30, 2009 and 2008, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	June 30, 2009	September 30, 2008
Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	1,503
Equipment	4,041	3,821
	33,578	29,275
Accumulated depreciation	(14,913)	(7,897)
Property and equipment, net	$18,665	$21,378

Depreciation expense of the property and equipment amounted to $7,017 and $3,622 during the nine-month periods ending June 30, 2009 and 2008, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2009 and September 30, 2008 are comprised of the following:

	June 30, 2009	September 30, 2008
Trade payables and accrued expenses	$77,768	$191,735
Accrued compensation and related benefits	-	560,293
Total	$77,768	$752,028

NOTE 6 - NOTES PAYABLE

June 30, 2009

•
$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $120,515 in accrued interest and penalty at June 30, 2009. The notes payable are unsecured and currently in default.

During February 2008, the Company issued 24,899,400 shares of common stock in connection with the satisfaction of obligations under certain notes payable, amounting to $767,020, including accrued interest and penalty. The fair value of the shares issued amounted to $809,231. The loss on extinguishment of debt amounted to $42,210, resulting from the issuance of such shares and was expensed in 2008 as interest expense.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 6 - NOTES PAYABLE (Continued)

The total amount due on the notes payable is as follows:

June 30, 2009
Principal	$145,000
Interest and Penalty	120,515
Total	$265,515

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.00375 per share for each dollar of the loan.

The interest expense associated with the aforementioned notes amounted to $9,063 and $21,751 for the three-month and nine-month periods ended June 30, 2009.

September 30, 2008

•	$145,000 notes payable, bearing 15% interest rate per annum. The Company owed $98,764 in accrued interest and penalty at September 30, 2008. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2008
Principal	$145,000
Interest and Penalty	98,764
Total	$243,764

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.00375 per share for each dollar of the loan. During the three-month period ending December 31, 2007, these note holders were issued rights to acquire 160,000 common shares. The fair value of the rights associated with the default penalty amounted to $18,221 during the nine-month period ending June 30, 2008 and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $65,410 during the nine-month period ending June 30, 2008.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During June, August, October and December 2007, the Company’s Chairman and Senior Vice President - Corporate Development advanced an aggregate amount of $204,500 to the Company, which was non-interest bearing and payable on demand.

The Company satisfied its obligations related to such advances from the executive officers during December 2008.  The Company, using a conversion price of $0.002, issued 102,250,000 shares of its common stock in consideration for the payment of advances aggregating $204,500.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to Universal Funding, a company owned by Messrs. Schultheis and Tabin, executive officers and directors of the Company.  The note was issued before our February 2007 acquisition of assets from Vois Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of the Company.  During February 2008, the Company issued 1,263,900 shares of common stock to satisfy its obligation under this note payable, including accrued interest, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.00375 per share for each dollar of the loan. During the nine-month periods ending June 30, 2009 and 2008, this note holder was issued rights to acquire 0 and 133,300 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $0 and $6,991 during the nine-month periods ending June 30, 2009 and 2008, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $0 and $1,724 during the three-month periods ending June 30, 2009 and 2008, respectively.

Right to Acquire Stock

On October 31, 2007 the Company and VOIS Partners LLC entered into Stock Purchase Agreements with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, the Company’s President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements,

•
Trackside Brothers LLP agreed to sell the 10,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Schultheis, the Company’s CEO, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of the Company, are the members of Trackside Brothers LLP,

•	Carrera Capital Management, Inc. agreed to sell the 120,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

•	JAB Interactive LLC agreed to sell the 120,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

 VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

On December 19, 2008, two of the Company's executives waived their rights to compensation aggregating approximately $631,000.  This waiver was recorded as a capital contribution during period.

NOTE 9 - CAPITAL STOCK

During the three-month period ending December 31, 2007, six note holders were issued rights to acquire 260,000 common shares with a fair value of $15,346.  The fair value of the note holders rights is the estimated value at October 31, 2007, November 30, 2007, and December 31, 2007, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  Expected strike price ranging from $0.0033 to $0.0167; market price ranging from $0.0365 to $0.095; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

Issuance of Shares for Services

During the nine-month period ending June 30, 2009, the Company issued 5,599,500 shares of common stock for $56,000 worth of services.

Issuance of Shares Pursuant to Private Placements

During the nine-month period ending June 30, 2009, the Company issued 38,000,000 shares of common stock pursuant to a private placement, generating proceeds of $76,000.

During 2001, the Company issued warrants to purchase 5,736,000 shares of common stock to the placement agent in connection with a private placement. The warrants expire in December 2009. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $0.30 to $0.1875 In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price at which we have the right to call the warrants from $1.125 to $0.225 per warrant, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $0.0075 per warrant share of common stock would remain the same.

At June 30, 2009, there are 11,595,100 warrants outstanding.

Stock Options

On April 17, 2009, our Board of Directors authorized the 2009 Equity Compensation Plan.  The Plan covers the issuance of up to 500,000,000 shares of common stock.

On April 24, 2009, the Board of Directors granted 194,000,000 stock options under the 2009 Equity Compensation Plan.  The options were granted to directors, officers, employees and consultants.  The options granted vest over a two year period from grant date, are exercisable for three years from vesting and are exercisable at prices ranging from $0.0035 to $0.007 per share with a weighted average exercise price of $0.0052 per share.

The 2009 Plan authorizes the grant of:

•	options which quality as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);
•	options which do not qualify as ISOs (“Non-qualified Options” or “NSOs”);
•	awards of our common stock;

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

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

During 2002, the Company adopted the 2002 Stock Option Plan ("2002 Plan"). There were 165,006,700 options outstanding at September 30, 2008. These outstanding options are exercisable at a weighted average price per share of $0.032 per share. The Company granted 120,000,000 options during the fiscal year September 30, 2008. The options outstanding vested upon grant. During the nine-month periods ending June 30, 2009 and 2008, respectively, the Company recorded a share-based payment expense amounting to approximately $180,924 and $2,700,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2009	2008
Exercise price:	$0.0035-$0.007	$0.025
Market price at date of grant:	$0.003	$0.025
Volatility:	193%	141.57%
Expected dividend rate:	0%	0%
Risk-free interest rate:	1.38%	4.24%

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

The weighted-average grant-date fair value of options granted during the nine-month periods ending June 30, 2009 and 2008 amounted to $0.00287 and $0.0225, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

The total compensation cost for options amounted to $180,924 and $2,695,680 during the nine-month periods ended June 30, 2009 and 2008, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at June 30, 2009 or 2008.

NOTE 10 – SUBSEQUENT EVENT

Effective at the close of business on July 8, 2009, the Company completed a 100 for 1 (100:1) stock split of all of our outstanding common shares.  We did not change the par value of our common stock, our CUSIP number or our trading symbol on the OTCBB as a result of this stock split.

All share and per share data included in this quarterly report gives retro-active effect to the stock split.

Our review and evaluation of events occurring subsequent to June 30, 2009 extended through the filing date of this report.

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

We are a development stage company.  During fiscal 2008 and continuing into the fiscal 2009 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.  In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2009. We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base while the Alpha version of the website is active.

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

Credits may be purchased individually or in multiples.  Larger credit purchases provide members with discounts.  Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface.   Because our business model is essentially a decentralized system with a centralized host, we have been able to maximize our available resources.  We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service.  In addition, our executive officers have reduced their salaries to $1.00 per year in order to conserve our cash resources.  As a result of our strategies, we anticipate our operating costs will remain relatively stable during the remainder of 2009 even with an expected increase in our membership base in future periods.

 As a result of the foregoing, we believe we are positioned to continue the implementation of our business strategy, the key elements of which include expanding our membership base and increasing the monetization of our website.  In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base.  Based upon our current level of working capital, our marketing efforts for the remainder of fiscal 2009 are anticipated to include online marketing and targeted seminars.  While we believe these efforts will result in an increase in our membership base, the benefits to us will be limited.  We believe that in order to fully maximize the immediate growth potential of our business and build our membership base to a critical mass, we will need to invest an additional $3 million to $5 million on a comprehensive marketing program which will include television and print advertising as well as online advertising and targeted seminars.  We will need to raise additional capital to fund these costs.

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

During the first quarter of fiscal 2009 we raised $76,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our Company will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at June 30, 2009 we have an accumulated deficit of approximately $12.5 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2008 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations
During the nine-month periods ended June 30, 2009 and 2008, our minimal revenues were attributable to online advertising revenue.  During the first quarter of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.  We generated certain legacy revenues from the advertising partner during the first quarter of 2009.  Following the soft launch in December 2008 of our new social sourcing version of VOIS followed by our launch, in February 2009, of the Alpha site, we anticipate that the balance of our fiscal 2009 revenues will be primarily fee-based.  While we anticipate that we will begin generating fee-based revenues during the remainder of fiscal 2009, we are unable at this time to estimate the amounts or starting dates.

 General and administrative expenses decreased sharply for the first nine months of 2009 as compared to the same period 2008.  The overall decline in the costs, totaling $2,986,080 for the nine months ended June 30, 2009, was attributable to a non-cash expense in fiscal 2008 resulting from the fair value recognized of options granted to executive officers and directors.  Option based compensation expense recognized in the first three quarters of fiscal 2008 totaled $2,696,000 compared to $180,924 recognized during the first three quarters of fiscal 2009.  Additional changes in components of general and administrative expenses for the first nine months of 2009 from the comparable nine month period in 2008 included:

•	decline in marketing related costs of $217,000;

•
a reduction in salaries and related expenses of approximately $163,900.  As described below, this decline is due primarily to our executive officers agreeing to serve, for the foreseeable future, with annual salaries of $1.00 each; and

•	a reduction in professional fees of approximately $117,000, primarily legal and consulting fees, between the periods.

These reductions in costs were offset by an increase in office rents and related costs of approximately $28,000, which increase is expected to continue in the future.  During the third fiscal quarter 2008, the Company relocated to  more expensive space under a three-year lease agreement.

General and administrative expenses remained relatively stable during the three month period ended June 30, 2009 compared to the comparable period of the preceding year.  Absent the $180,924 compensation recognized in 2009, other components declined.

•	decline in marketing related costs of approximately $31,000;

•	reduction in salaries and related benefits of approximately $74,000, due primarily to the voluntary reductions in salaries agreed to by our executive officers.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during the balance of fiscal 2009, given the effect to the increased rent expense. However, as described elsewhere herein, we intend to increase our marketing expenses during the balance of fiscal 2009, although we are unable at this time to quantify the amount and timing of these increased expenses and our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Other expenses decreased during the first three quarters of fiscal 2009 from the comparable period in fiscal 2008 and the three months ended June 30, 2009 from the comparable three month period in 2008 primarily as a result of the reduction in interest expense and interest expense-related party resulting from the conversion of debt during the first quarter of fiscal 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2009 (unaudited) and September 30, 2008:

	June 30, 2009	September 30, 2008	% of Change
Working capital (deficit)	$(131,898)	$(559,806)	(76	) %
Cash	211,385	640,486	(67	) %
Total current assets	306,094	721,936	(57	) %
Total assets	592,732	976,885	(39	) %
Accounts payable and accrued expenses	77,768	752,028	(90	) %
Notes payable and accrued interest	265,515	243,764	9%
Due to executive officers	-	204,500	(100	) %
Total current liabilities	437,992	1,281,742	(66	) %
Total liabilities	437,992	1,281,742	(66	) %

At June 30, 2009 our working capital deficit decreased as compared to September 30, 2008 primarily as a result of a reduction in current liabilities of approximately $840,000, somewhat offset by a reduction in cash resulting from operational losses.  Our executive officers have provided funds to us for working capital, including $100,000 during fiscal 2008, and at September 30, 2008 we owed them $204,500 for funds they had advanced. These advances were non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at September 30, 2008 we owed these executive officers approximately $561,000 in salaries.  On December 19, 2008 we entered into an agreement with Messrs. Schultheis and Tabin which provided that they:

•
converted an aggregate of $204,500 which they had previously advanced to us into an aggregate of 102,250,000 shares of our common stock at a conversion price of $0.002 per share in full satisfaction of such amounts;

•	forgave accrued but unpaid compensation due them in the aggregate amount of $630,848; and

•	agreed to continue to serve in their current capacities at an annual base salary of $1.00 each.

This agreement served to significantly reduce our current liabilities at June 30, 2009 from September 30, 2008.

Operating activities

Net cash used for continuing operating activities for the nine months ended June 30, 2009 was $321,998 as compared to $779,681 for the nine months ended June 30, 2008. Non-cash items totaling approximately $465,000 contributing to the net cash used in continuing operating activities for the nine months ended June 30, 2009 include:

•	$180,924 recognized in compensation for common stock options granted during the third fiscal quarter,

•	$56,000 representing the value of shares issued to third parties for services which represents capitalized Web development costs,

•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and

•	$151,415 of depreciation and amortization, which included approximately $144,400 in amortization of web development costs.

In addition, we used cash of approximately $43,446 to reduce our accounts payable and accrued expenses during the first three quarters of the fiscal year.

Non-cash items totaling $3,048,673 contributing to the net cash used in continuing operating activities for the nine months ended June 30, 2008  includes:

•	$2,695,680 representing the fair value of options and shares issued to our executive officers and directors, an employee, and consultants,

•	$18,221 representing the value of the stock purchase rights to certain note holders,

•	$101,838 representing the value of shares issued to third parties for services,

•	$53,508 of depreciation and amortization,

•	$63,686 in accrued interest which related to the notes from 2002 and 2003, most of which have subsequently been exchanged for equity during fiscal 2008, and

•	$1,724 in accrued interest - related party which relates to the note due Universal Funding which was exchanged for equity during fiscal 2008.

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2009 totaled $183,103, which includes Web site development costs of $178,800 and the purchase of furniture and fixtures of $4,303, as compared to $191,954 for the nine months ended June 30, 2008, which included $180,838 in Web site development costs.

Financing activities

Net cash provided by financing activities was $76,000 for the nine months ended June 30, 2009 as compared to $1,582,268 for the nine months ended June 30, 2008. During the fiscal 2009 period we generated cash from the sale of 38,000,000 shares of our common stock and during the fiscal 2008 period we generated cash from the sale of securities, exercise of options and a loan from our executive officers.

Critical Accounting Policies

Website Development Costs

We capitalized certain internal use software and Web site development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is currently estimated at two years.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaced SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with our fiscal 2006, we adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts are amortized over the respective vesting periods of the option grant.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this Statement will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities.  We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption did not have a material impact on our consolidated financial statements.

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

In April 2008, FASB FSB No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited.  Management is currently evaluating the effects, if any, that this Staff position may have on our financial reporting.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 15704, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price.  If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  FSP 115-2 and FSP 124-2 modify the requirement for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.  FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.  We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAAS 167 and the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC.  The Codification supersedes all existing non-SEC accounting and reporting standards.  SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009.  This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP, which will be replaced with references to the applicable codification paragraphs.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended June 30, 2009 (the “Evaluation Date”). As of the Evaluation Date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

None.

Item 3.                   Defaults upon Senior Securities.

None.

Item 4.                   Submission of Matters to a Vote of Security Holders.

None.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting and financial officer
32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

August 13, 2009	By:	/s/ Gary Schultheis
Gary Schultheis
CEO, President, principal executive officer, and principal accounting and financial officer