Form 10-K
period 2009-09-30
VOIS Inc.
filed 2009-12-21
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $697,000 on March 31, 2009.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  988,992,263 shares of common stock are issued and outstanding as of December 15, 2009.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, risks associated with pending litigation, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Florida corporation.  All share and per share information herein gives retroactive effective to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009 and a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009.  When used in this report, “fiscal 2009” means the year ended September 30, 2009 and "fiscal 2008" means the year ended September 30, 2008.  The information which appears on our website at www.vois.com is not part of this report.

PART I

ITEM 1.             BUSINESS.

Overview

Founded in 2006, VOIS™ (pronounced “Voice”) is a social commerce website where people can easily find and do business with buyers and sellers of on-demand work or manufacturing around the world.  We make doing business simple, using our online social networking platform. This innovative platform works to liberate individuals and businesses by allowing work and manufacturing opportunities to become globally borderless. With VOIS, business can be done anywhere, anytime removing boundaries such as location, socio-economic status, pedigree, race, age, gender or qualification.

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

Web 2.0 allows the web to power the global trend towards “feels like free”  We allow buyers and sellers to bypass the traditionally expensive escrow services and transact business directly with each another in our trusted reputation-based community. Without the need for a costly escrow system, costs are reduced significantly for buyers and sellers. The online platform limits the need for VOIS to intervene or play a significant role in the business process. Our online social sourcing platform allows buyers and sellers to bid on business projects creating a sense of urgency among sellers to bid for projects and jobs on the website. By accepting multiple bids on each project, buyers have a more efficient means of obtaining the best price on their project.

Key components of our community philosophy are maintaining honest, transparent and open marketplaces. Our networks are based on two principles, trust, which we believe is the key to success in the networked world, as well as "Metcalf's Law" which states "the more people use something, the more valuable it becomes".  To achieve trust we have designed a number of features to make members more comfortable in dealing with an unknown person over the Web.  The feedback feature of our site allows members to provide comments and feedback on the other members' profiles.  To advance a member's rating, buyers and sellers can provide positive, neutral or negative feedback about each other which is made public on the site creating a "reputation economy".  As for Metcalf's Law, the use of our social network by our members and the ability of our members to become friends presents enormous value as we empower our buyers and sellers to collaborate, establish their own business relationships and evaluate potential buyers and sellers based upon multiple criteria including their circle of friends.

Unlike typical freelance-themed provider websites, we allow our members the freedom to utilize the payment method of their choice.  Members have access to a broad selection of projects, do not pay expensive fees and/or commissions to intermediaries, which are typically charged by other online freelance marketplace sites.

We believe that our membership base and member-generated content created assists us in acquiring new members. This valuable member generated content also brings existing members back to the VOIS website with many of our members visiting our website on a recurring basis.

We have introduced a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including to:

•	Sponsored listings
•	Icons
•	Additional bids
•	Additional posts
•	Additional categories

Credits may be purchased individually or in multiples.  Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. Just for joining each member is given free a set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.  To purchase credits we accept all major credit cards as well as PayPal™.

We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties, including our technology development team in Asia.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Website development, maintenance and hosting services as well as customer support functions.

The evolution of our business model

VOIS has adopted a business model whereby we can generate revenue using a credit-based purchasing model that permits members to buy virtual credits which can be applied towards the purchase of various services. We incorporated a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base.

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

We seek to attract buyers and sellers of services to our community by offering:

	Buyers	Sellers

•	Access to a global pool of talent	•	Access to a large group of buyers
•	Exceptional value	•	Cost effective marketing
•	Ease of use	•	Ease of use
•	Benefit of crowdsourcing	•	Valuable contacts

Typically services offered to buyers can include a wide variety of specialized freelance services, including:

•	Advertising campaign	•	IT project management
•	Article/news/press release	•	Photography
•	Bookkeeping and accounting	•	Videos
•	Comic strip cartoon animation	•	Logos and business cards
•	Copywriting and editing	•	Programming
•	Legal	•	Project management
•	Creative writing	•	Search engine optimization
•	Data entry	•	Secretarial support
•	Database design and administration	•	Web content
•	Flash presentation	•	Web development
•	Internet marketing	•	Web graphics

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

•           Internal Email. Members have the ability to send emails through our website to other VOIS members and respond to email messages received.

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

Perhaps the most important feature of our site is our feedback feature which encourages members to provide feedback ratings and comments on other members with whom they do business with.  Member profiles, including these feedback comments, can be viewed by any of our users.  Every registered member has a feedback rating that may contain compliments, criticisms and/or other comments by members who have conducted business with that member. The feedback feature requires feedback to be related to specific transactions and provides an easy tool for members to match specific transactions with the member names of their trading partners. This information is recorded in the member’s profile that includes a feedback rating for the member, with feedback sorted accordingly. The feedback feature is designed to detect and prevent certain forms of abuse, such as a member leaving positive feedback about himself or herself through multiple accounts, also known as “gaming”.

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

Recent developments

In December 2009 we announced our intent to launch a new portal/service within our existing site framework to provide testing and development, code and data repositories for both contract and freelance software developers working to build next generation cloud application software.  With an initial version anticipated to be available January 2010, the VOIS Cloud Application Fostering Environment (CAFÉ) will provide cloud-based storage for the development of code, sharing of code and application programming interfaces (APIs). API’s are the software and coding hooks used by cloud storage providers such as Amazon, Google, Mozy and others to allow end users and enterprise organizations to place data on those services then access that data remotely with their applications – in essence a bridge between legacy applications and non-resident data sets.  Additionally, the data storage may be used for the testing of new and innovative applications being developed by freelance software designers, open source community members, and others in order to speed adoption of the rapidly maturing technology area now commonly referred to by both press and industry as “cloud computing”.

CAFÉ will be developed for us by a third party developer.  It is presently anticipated that during 2010, CAFÉ will be providing up to 25GB of cloud-based storage for one year free to all current registered members and new members who join VOIS.com.  CAFÉ will not require any long term subscriptions or commitment and can be cancelled at any time which should allow users of the service to test their applications as needed without incurring unreasonable start up or recurring monthly costs. We plan to contract with a third party for an unlimited license to provide the initial license to provide the product and we will be responsible for developing an online fiber-switch storage platform.  We anticipate the total during 2010 will be approximately $50,000.

Marketing

Our objective is to build a position as a leading social commerce network. The key elements of our strategy are expanding the VOIS community and strengthening the VOIS brand.  We believe that building greater awareness of the VOIS brand within and beyond the VOIS social network is critical to expanding our member base and maintaining the vitality of the VOIS social network.  We plan to market our company through various channels including Internet advertising and search engine optimization.  The amount of funding which will be allocated to marketing and advertising efforts in fiscal 2010 will be determined based upon our available working capital.

Customer Service

We believe that reliable customer service and support are important to retaining members. We continually monitor the quality of our customer service operations and seek feedback from members in order to improve these services.  We offer a variety of online self-help customer service tools on our website, including advice, tips, an internal search engine, step-by-step solutions and answers to frequently asked questions. In addition, our members may directly submit a query or customer service request via email through the website. Our technology systems are designed for the efficient processing of customer requests, and we generate automated emails to all online questions submitted by our members.  Our customer support services are available on a 24/7/365 basis.

Website development and hosting

Our website is outsourced with our development team residing in Asia. To date we have invested approximately $491,000 in developing our website which is fully scalable to ensure reliability, availability and performance as our membership base expands.  Our website is hosted by our partner Rackspace®, a world leader and specialist in hosting. Rackspace provides us with cloud hosting services for our website.

Competition

Our market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As our market continues to evolve, we believe that demand will be supplemented by a number of new social networking companies. We believe the factors that drive long term success are the ability to build a large and active member base and the ability to monetize that member base. By far, the largest and most dominant social networking site worldwide according to Alexa.com is Facebook.com.  We also compete with a wide variety of websites that provide freelancers with alternative networks and ways of locating and interacting with providers of services from various affiliations, including Craigslist, iFreelance, ODesk, Elance, GetAFreelancer and Guru. Most of our competitors are well-established networks and have substantially greater financial resources than we have.  There are no assurances we will ever effectively compete in our target market.

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

In February 2007, we acquired various assets from VOIS Networking, Inc., a privately-held Florida corporation controlled by two of our directors and officers, Messrs. Gary Schultheis and Herbert Tabin, including furniture, fixtures and equipment as well as intangible assets comprised of several website domain names (URLs), website and software development and applicable contracts relating thereto, for a total purchase price of $24,044.  Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site.  We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform.  Our revenues during fiscal 2007 and for the first six months of fiscal 2008 were mostly the result of advertising revenues derived through our relationship with Google AdSense. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. We have since discontinued our advertising revenue-based model. In conjunction with this acquisition, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site and are no longer considered to be a “shell company.”  In March 2007, the company’s name was changed to VOIS Inc.

In June 2009 we formed VOIS Interactive Inc. under the laws of the State of Florida.  This company has not yet been organized and is inactive.

Employees

As of December 15, 2009, we have two full time employees.  We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services.  We also intend to outsource our branding and marketing programs to specialized industry professionals.  Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2010.

Corporate Events during fiscal 2009

From time to time Messrs. Schultheis, an executive officer and director of our company, and Mr. Herb Tabin, formerly an executive officer and director of our company, have advanced us funds for working capital.  At December 19, 2008 we owed them $204,500.  On that day they converted those advances into an aggregate of 102,250,000 shares of our common stock at a conversion price of $0.002 per share.

In addition, we historically accrued all compensation that was payable to Messrs. Schultheis and Tabin for their services to our company and at December 19, 2008 we owed them approximately $317,000 and approximately $314,000, respectively.  On December 19, 2008 they forgave all this accrued but unpaid compensation and have agreed to continue serving in their capacities as executive officers and directors for an annual base salary of $1.00 each.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our current operations and since then we have reported only nominal revenues.  For fiscal 2009 our operating loss was $1,035,366 and we reported a net loss of $1,064,246.  During fiscal 2009 cash used in operations was approximately $428,000, and at September 30, 2009 we had a working capital deficit of $275,983 and an accumulated deficit of approximately $12.8 million.  For fiscal 2008 our operating loss was $4,101,064 and our net loss was $4,234,477.  During fiscal 2008 cash used in operations was approximately $880,000, and at September 30, 2008 we had a working capital deficit of $559,806 and an accumulated deficit of $11,689,447.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On September 30, 2009, we had cash on hand of $90,947 and subsequent to the end of the year we raised an additional $48,000 from the sale of our stock.  We believe cash on hand will be sufficient to fund our existing operating expenses for approximately the next two to three months.  We will need to raise significant additional capital to fund the future growth of our company, including the development of the CAFÉ, advertising and marketing, continued investment in growing our user base and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2009 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our losses since inception, available working capital and shareholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately two to three months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We face increasing competition that could result in a loss of users and reduced revenues or decreased profits.

The market for our products and services is competitive, and we expect competition to significantly increase in the future.  As a result of the growth of the social networking market, in addition to the existing competitors we anticipate that a number of additional companies will attempt to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their offerings to become more competitive.  As we broaden our services and evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking websites for special niches and areas of interest.  The vast majority of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do.  If our competitors are more successful than we are in attracting users, our ability to attain a large and growing user base will be adversely affected.  If our competitors provide similar services for free, we may not be able to charge for any of our services.  Competition could have a material adverse affect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services.  As a result of the highly competitive market in which we seek to operate and our limited resources, we may never become competitive and our ability to substantially grow our revenues in future periods is not assured.

Historically we have engaged in a number of related party transactions and our Board is not controlled by independent directors.

From time to time we have engaged in a number of material related party transactions with companies owned or controlled by our executive officers and directors, including the purchase of assets believed on favorable terms to the company, which comprise our business, payment of expenses on behalf of these entities and the sale of securities to these entities.  These affiliated transactions may from time to time result in a conflict of interest for our management.  Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

We have approximately $145,000 principal amount in debt which we have not repaid and which is in default.  We have sued the note holders who are former directors of our company as a result of their conduct in the issuance of these notes.

At September 30, 2009 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $128,000. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008. In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse. Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  We nonetheless continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.  We have answered and asserted defenses to the amended counterclaim and the parties will proceed with discovery to prepare the matter for trial.  While this litigation is pending, if one or both of the note holders should obtain a judgment against us for the amounts owed, we would be required to expend corporate assets which are otherwise necessary for the continued implementation of our business plan which could adversely impact our ability to generate profitable operations.  We have not reserved any amounts in our financial statements for any potential loss contingences related to this pending litigation.

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

Initially, our revenue model was an advertising based model.  In the first quarter of fiscal 2009 in connection with the launch of our new website we changed our revenue model to a primarily fee based revenue model, but we failed to generate any significant revenues under this new revenue model.  According, we rely on various fees from the sale of services on our network.  Our ability to generate revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

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

We operate a website that facilitates social interaction among users, which can facilitate unlawful behavior by these users.  The terms of use of our websites will prohibit a broad range of unlawful or undesirable conduct.  While we have put in place a variety of measures to enforce these terms of use, the nature of online social interaction poses enforcement challenges.  We may be unable to block access in all instances to users who are determined to gain access to our sites for improper motives.  Although we do not believe that current law subjects us to liability for the activities of such users, this area of law is unsettled.  Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users. Investigating and defending any of these types of claims could be expensive, even to the extent that the claims do not ultimately result in liability.

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

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

Further, our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion.  Our Board of Directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

A large portion of our outstanding common shares are “restricted securities” and we have outstanding options, warrants and purchase rights to purchase approximately 45% of our currently outstanding common stock.

At December 15, 2009 we had 988,992,263 shares of common stock outstanding together with outstanding options, warrants and stock purchase rights to purchase an aggregate of 372,188,600 shares of common stock at exercise prices of between $0.0035 and $0.0525 per share.  Of our outstanding shares of common stock at December 15, 2009, approximately 817,000,000 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.  In addition, in the event of the exercise of the warrants, options and stock purchase rights, the number of our outstanding common stock will increase by almost 38%, which will have a dilutive effect on our existing shareholders.

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                 PROPERTIES.

On April 15, 2008 we entered into a three year lease, effective May 1, 2008, for new office space which serves as our principal executive offices.  Under the terms of the agreement, we leased approximately 2,400 square feet of office space from an unrelated third party for an initial annual base rent of $48,720 which escalates to approximately $52,700 annually in the last year of the lease, together with our proportionate share (1.69%) of the operating expenses which totals $22,533 during the first year of the lease. We have tendered the lessor approximately $29,662 which represents prepaid rent, a portion of the operating expense and a security deposit.  See Item 3. Legal Proceedings below.

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

The complaint further alleges that the defendants engaged in a repeated systematic scheme to defraud our company by continuing to restructure the promissory notes while they were members of the prior Board of Directors at such excessive and usurious interest rates that the defendants violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not the company and that their wrongful actions and omissions resulted in their unjust enrichment.  We sought damages in excess of $968,000.

On June 18, 2008, the defendants removed the lawsuit from Palm Beach Circuit Court (State) to the United States District Court for the Southern District of Florida (Federal).  Thereafter, the defendants sought to have the case transferred to the United States District Court in New York.  On October 27, 2008, the judge denied the defendant’s Motion to Transfer.  On October 28, 2008 the defendants filed their Answer and Defenses to the Complaint.  The defendants did not file a counterclaim at that time.  On November 12, 2008, the Court entered a Scheduling Order and a Notice of Trial for December 2009.  On December 4, 2008, the Court selected a mediator.  In February 2009, the defendants changed law firms and sought leave from the Court to file a counterclaim.  At that time, the defendants also served discovery in the form of interrogatories, request for production and request for admission.  The defendant’s counterclaim was filed on February 17, 2009 and we filed our Answer on March 13, 2009.  Over the course of the next several months we responded to the discovery requests.  Based upon a discovery dispute, the defendants moved to compel and said Motion was granted by Order dated July 7, 2009.  On August 5, 2009, the Court ordered the parties to attend a settlement conference with a magistrate judge to be held on September 2, 2009.  The parties appeared before the magistrate but did not reach a resolution.  Shortly thereafter, the parties attended mediation on September 16, 2009, which resulted in an impasse although the parties are continuing to discuss a possible settlement.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.

On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  We nonetheless continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.  We have answered and asserted defenses to the amended counterclaim and the parties will proceed with discovery to prepare the matter for trial.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2008.  At September 30, 2009 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $127,766 in accrued interest and penalties.

We are a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502009CA040121XXXXMB and 502009CC19027XXXXBBRS.  In the first action, the lessor of our principal executive offices has brought a claim against us alleging we breached the lease agreement by failing to pay rent payments and it is seeking our November 2009 rental payment in the amount of $6,421 and future tenant payments due under the lease in excess of $15,000 together with reasonable attorneys’ fees and expenses.  In the second action the lessor is seeking to evict us from the leased space.  We have filed an answer and affirmative defenses in which we have admitted we did not pay the November 2009 rental payment, but denying that we are in default under the lease agreement.

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

	High	Low

Fiscal 2008
October 1, 2007 - December 31, 2007	$0.11	$0.05
January 1, 2008 - March 31, 2008	$0.05	$0.03
April 1, 2008 - June 30, 2008	$0.05	$0.03
June 1, 2008 - September 30, 2008	$0.06	$0.009

Fiscal 2009
October 1, 2008 - December 31, 2008	$0.01	$0.003
January 1, 2009 - March 31, 2009	$0.008	$0.001
April 1, 2009 - June 30, 2009	$0.01	$0.002
July 1, 2009 - September 30, 2009	$0.02	$0.009

As of December 15, 2009 the last reported sale price of the common stock on OTC Bulletin Board was $0.01.  As of December 15, 2009 there were approximately 100 shareholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  In addition under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During December 2009 we issued an aggregate of 464,063 shares of our common stock upon the exercise of stock options with exercise prices ranging from $0.0035 to $0.0070 per share previously granted under our 2009 Plan.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a

Plans not approved by shareholders:
2002 Stock Option Plan	45,066,700	$0.032	2,543,333
2007 Equity Compensation Plan	120,000,000	$0.025	30,000,000
2009 Equity Compensation Plan	194,000,000	$0.00525	316,000,000

A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company. During fiscal 2008 and continuing through fiscal 2009 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2009.  We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base while the Alpha version of the website is active.  We believe that our recently announced CAFÉ portal, which we presently anticipate will be available in January 2010, will further enhance our ability to build our user base.

We anticipate that we will also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given a free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.  We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

•	Match-maker fees
•	Sponsored listings
•	Sponsored bidding

•	Virtual gifts
•	Icons
•	Additional bids
•	Additional posts
•	Additional categories

Credits may be purchased individually or in multiples. Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. Because our business model is essentially a decentralized system with a centralized host, we have been able to maximize our available resources. We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service. In addition, our executive officer has reduced his salary to $1.00 per year in order to conserve our cash resources. As a result of our strategies, we anticipate our operating costs will remain relatively stable for the foreseeable future.

As a result of the foregoing, we believe we are positioned to continue the implementation of our business strategy, the key elements of which include expanding our membership base and increasing the monetization of our Web site.  In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base and we will need to raise additional capital to fund these costs.  Initially, it was our intent to raise between $3 million and $5 million of additional capital through a private placement and utilize the proceeds of this offering to undertake a comprehensive marketing program.  However, like many small, early stage companies, during fiscal 2009 we encountered difficulties in our efforts to raise capital.  As an alternative, we chose to complete the development of our website with the strategy of undertaking a private placement during fiscal 2010 when the capital markets might be more receptive to our company.

We do not have any firm commitments to provide capital. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to market our company will be limited and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2009 we had a working capital deficit of $275,983 and an accumulated deficit of approximately $12.8 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During fiscal 2009 and fiscal 2008, our minimal revenues were attributable primarily to online advertising revenue.  During the first quarter of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. We generated certain legacy revenues from the advertising partner during the first quarter of 2009.  Following the soft launch in December 2008 of our new social sourcing version of VOIS followed by our launch, in February 2009, of the Alpha site, we became dependent upon fee-based revenue going forward.  Results of this shift in our revenue model were disappointing.  While we anticipate that we may begin generating fee-based revenues during fiscal 2010, we are unable at this time to estimate the amounts or starting dates.

As a result of our cost containment efforts, general and administrative expenses decreased sharply during fiscal 2009 as compared to fiscal 2008.  The overall decline in the costs, totaling $3,088,835 between periods, was attributable in large part to a non-cash expense in fiscal 2008 resulting from the fair value recognized of options granted to executive officers and directors.  Option based compensation expense recognized in fiscal 2008 totaled $2,696,000 compared to $297,000 recognized in fiscal 2009.  Additional changes in components of general and administrative expenses during fiscal 2009 from fiscal 2008 included:

•	decline in marketing related costs of $238,000;
•
a reduction in salaries and related expenses of approximately $302,000.  As described elsewhere herein, this decline is due primarily to our executive officers agreeing to serve, for the foreseeable future, with annual salaries of $1.00 each; and

•	a reduction in professional fees of approximately $96,000, primarily accounting related and consulting fees, between the periods.

These reductions in costs were offset by an increase in office rents and related costs of approximately $39,000, which increase is expected to continue in the future.  During the third fiscal quarter 2008, we relocated to more expensive space under a three-year lease agreement.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant for the foreseeable future.  However, as described elsewhere herein, funding permitted, we intend to increase our marketing expenses, although we are unable at this time to quantify the amount and timing of these increased expenses and our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Interest expense declined sharply in fiscal 2009 from $136,007 for the prior year to $29,134.  This decline was due to the settlement of certain notes payable including related accrued interest and penalties in fiscal 2008 which were charged to interest expense upon settlement.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
	$	$
Working capital (deficit)	(275,983)	(559,806)
Cash	90,947	640,486
Total current assets	168,447	721,936
Total assets	408,201	976,885
Accounts payable and accrued expenses	94,164	752,028
Notes payable and accrued interest	272,766	243,764
Due to executive officers	0	204,500
Total current liabilities	444,430	1,281,742
Total liabilities	444,430	1,281,742

At September 30, 2009 our working capital deficit decreased as compared to September 30, 2008 primarily as a result of a reduction in current liabilities of approximately $840,000, somewhat offset by a reduction in cash resulting from operational losses. Our executive officers have provided funds to us for working capital, including $100,000 during fiscal 2008, and at September 30, 2008 we owed them $204,500 for funds they had advanced. These advances were non-interest bearing and due on demand. In addition, our executive officers are accruing their salaries so that we might maximize our cash resources and at September 30, 2008 we owed these executive officers approximately $561,000 in salaries. On December 19, 2008 we entered into an agreement with Mr. Schultheis, who serves as our Chief Executive Officer, and Mr. Herbert Tabin, who served as our Senior Vice President until October 2009, which provided that they:

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

This agreement served to significantly reduce our current liabilities at September 30, 2009 from September 30, 2008.

Operating activities

Net cash used for continuing operating activities during fiscal 2009 was $428,036 as compared to $880,905 for fiscal 2008. Non-cash items totaling approximately $634,000 contributing to the net cash used in continuing operating activities for fiscal 2009 include:

•	$296,914 recognized in compensation for common stock options granted during the year,
•	$56,000 representing the value of shares issued to third parties for services which represents capitalized Web development costs,
•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and
•	$212,698 of depreciation and amortization, which included approximately $203,330 in amortization of web development costs.

In addition, we used cash of approximately $27,000 to reduce our accounts payable and accrued expenses during the year.

Net cash used for continuing operating activities for fiscal 2008 was $880,905. Non-cash items totaling approximately $3,192,000 contributing to the net cash used in continuing operating activities for fiscal 2008 included:

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

During fiscal 2008 we used cash totaling $14,226 as a deposit for our new office space and to pay accrued interest, including accrued interest - related party of $72,659.  These expenditures were offset by an increase in payables of $103,054 which includes an increase in accrued compensation due our executive officers of approximately $202,000 offset by a decrease in other accounts payable.

Investing activities

Net cash used in investing activities for fiscal 2009 totaled $197,503, which included Web site development costs of $193,200 and the purchase of furniture and fixtures of $4,303, as compared to $260,392 for fiscal 2008, which included $244,560 in Web site development costs and capital expenditures of $15,832.

Financing activities

Net cash provided by financing activities was $76,000 during fiscal 2009 as compared to $1,774,510 for fiscal 2008. During the fiscal 2009 period we generated cash from the sale of 38,000,000 shares of our common stock.

During fiscal 2008 we generated $1,815,799 from the sale of our securities, as well as $34,651 from the exercise of options and a $100,000 loan from an executive officer and director which funds were offset by repayments of notes payable and financing costs of $125,940.

Critical Accounting Policies

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2009, we have capitalized certain internal use software and website development costs amounting to approximately $491,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaced SFAS No. 123 and superseded Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R) now FASB ASC 718, Compensation-Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, we adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification.  SFAS 168 represented the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC.  The Codification supersedes all existing non-SEC accounting and reporting standards.  FASB ASC 105-10 is effective in the first interim and annual periods ending after September 15, 2009.  This pronouncement had no effect on our consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this guidance will not have a material impact on the financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FASB ASC 805 was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51, which changes the accounting and reporting for minority interests. Under this pronouncement, minority interest is recharacterized as noncontrolling interests and is to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-65 was effective for our company December 15, 2008 and applies prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this guidance will not have a material impact on our financial statements.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, FASB ASC 820-15-5, which delayed the effective date of FASB ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of FASB ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FASB ASC 820. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In April 2008, FASB ASC 350-50 was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited.  Management is currently evaluating the effects, if any, that this guidance may have on our financial reporting.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  FASB ASC 855 is effective in the first interim period ending after June 15, 2009.  We expect FASB ASC 855 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)”,  FASB ASC 810-Consolidation, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of this guidance and the impact of adoption on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2009 our internal control over financial reporting is effective based on this criteria.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

Gary Schultheis	43	Chairman of the Board, President and Chief Executive Officer
Mark B. Lucky	51	Director

Gary J. Schultheis.  Mr. Schultheis has been a member of our Board of Directors since November 2006 and has served as our President and Chief Executive Officer since May 2007.  He previously served as our CEO from November 2006 until January 2007.  Mr. Schultheis currently also serves as President and CEO of Millennium Holdings Group, Inc., a private Florida-based venture capital firm.  He is also the President of Mountain View Capital Partners, a private corporation, and since 2003 he has been a Managing Member in Trackside Brothers, LLC, Delray Beach, Florida, a company which is involved in commercial real estate investments.  Mr. Schultheis was a co-founder of publicly-traded International Internet, Inc./Evolve One, Inc. and served as its President and a director from inception in 1998 until January 2004.  From February 1999 until its acquisition by Stockfirst.com in August 1999, Mr. Schultheis was Vice President of Interactive Golf Marketing a company that became publicly traded WowStores.com.  From March 1994 until its acquisition by Millennium Holdings Group, Inc. in February 1996, Mr. Schultheis was President of Wall Street Enterprises d/b/a Wall Street Associates, a financial consulting firm specializing in mergers and acquisitions.  From 1985 to 1992, Mr. Schultheis was employed with Air Express International which is now known as Danzas DHL.  Mr. Schultheis attended the State University of New York at Farmingdale in 1984.

Mark B. Lucky.  Mr. Lucky has been a member of our Board of Directors since October 2009.  Mr. Lucky has served as the Chief Financial Officer of IceWEB Inc. (OTCBB: IWEB) since March 2007. He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California.

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Anticipated Change in Majority Directors

On October 30, 2009 Mr. Herbert Tabin, who had served as a member of the Board of Directors and Senior Vice President - Corporate Development of our company since January 2007 resigned his positions as an executive officer and director of the company.  There were no disagreements between the company and Mr. Tabin on any matter.  On October 30, 2009 the Board of Directors appointed Mr. Mark B. Lucky to the Board to fill the vacancy resulting from Mr. Tabin’s resignation.  Biographical information for Mr. Lucky appears earlier in this section.  In November 2009 Mr. Robert Cohen, who has served as member of our Board of Directors since April 2006, resigned his position on our Board.  There were no disagreements with Mr. Cohen on any matter.

As described later in this report under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Change in control, in November 2009 Mr. Tabin sold 225,000,000 shares of his common stock to Mr. John R. Signorello for nominal consideration in a private transaction.  Mr. Signorello is Chief Executive Officer and a member of the Board of Directors of IceWEB, Inc.  Thereafter, in November 2009 IceWEB, Inc. purchased 160,000,000 shares of our common stock from us for $48,000 in a private transaction.  IceWEB, Inc. used general corporate funds to make this purchase.

Mr. Signorello, in his position as Chief Executive Officer of IceWEB, Inc., has voting and dispositive control over the shares of our common stock owned by IceWEB, Inc.  As a result of both his purchase of shares of our common stock from Mr. Tabin and his voting and dispositive control over the shares purchased by IceWEB, Mr. Signorello now holds voting and dispositive control over an aggregate of 385,000,000 shares of our common stock representing approximately 39% of our outstanding common stock.  Based upon conversations between Mr. Schultheis and Mr. Signorello, it is anticipated that Mr. Signorello and IceWEB, Inc. will appoint additional directors as soon as selections are made.  We do not presently anticipate, however, that Mr. Signorello will join our Board of Directors.

Because our Bylaws permit our Board to fill vacancies created by a resignation of a board member, the anticipated change in majority directors will occur without a vote of our shareholders.  At December 15, 2009 there were 988,992,263 shares of our common stock issued and outstanding and entitled to vote on matters submitted to a vote of our shareholders.  Our common stock represents our only class of voting securities.  Because Messrs. Schultheis and Signorello control the vote of approximately 69% of our currently outstanding common stock, while we have no present intention to seek a vote of our shareholders on the appointment of new members to our Board of Directors should we submit the matter to a vote of our shareholders Messrs. Schultheis and Signorello have sufficient votes between them to cause the election of directors of their choosing.

Information regarding our principal shareholders, our management, our corporate governance and related party transactions appear elsewhere in this report.

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

Committees of the Board of Directors

Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given the early stage operations of our company and our lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Mr. Mark Lucky, a member of our Board of Directors, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

We do not, however, consider Mr. Lucky an independent director within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2009.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gary Schuletheis1,	2009	35,278	0	0	76,523	0	0	0	111,801
	2008	161,114	0	0	898,560	0	0	0	1,059,674

Herbert Tabin [2]	2009	35,278	0	0	76,523	0	0	0	111,801
	2008	161,114	0	0	898,560	0	0	0	1,059,674

1           Mr. Schultheis served as our Chief Executive Officer from November 3, 2006 until January 17, 2007 and from May 30, 2007 until the present.  During fiscal 2009 we granted Mr. Schultheis options to purchase 50,000,000 shares of our common stock at exercise prices ranging from $0.0035 to $0.007 per share.  During fiscal 2008 we granted Mr. Schultheis options to purchase 40,000,000 shares of our common stock at an exercise price of $0.025 per share.  The amount of salary due Mr. Schultheis for fiscal 2008 was unpaid and is included in our liabilities at September 30, 2008.  During the first fiscal quarter 2009, Mr. Schultheis waived his rights to his accrued and unpaid compensation totaling approximately $317,000.  This waiver was treated as a capital contribution.

2           Mr. Tabin served as our Vice President - Corporate Development from January 2007 until October 2009.  During fiscal 2009 we granted Mr. Tabin options to purchase 50,000,000 shares of our common stock at exercise prices ranging from $0.0035 to $0.007 per share.  During fiscal 2008 we granted Mr. Tabin options to purchase 40,000,000 shares of our common stock at an exercise price of $0.025 per share.  The amount of salary due Mr. Tabin for fiscal 2008 was unpaid and is included in our liabilities at September 30, 2008.  During the first fiscal quarter 2009, Mr. Tabin waived his rights to his accrued and unpaid compensation totaling approximately $314,000.  This waiver was treated as a capital contribution.

Employment Agreements and narrative regarding executive compensation

On January 31, 2007, our Board of Directors approved employment agreements with Messrs. Gary Schultheis and Herbert Tabin which were effective January 8, 2007.  Mr. Schultheis is our CEO and President and Mr. Tabin served as our Vice President - Corporate Development from January 2007 until October 2009.  The letter agreements are identical and provide for compensation of $149,000 on an annual basis for the executive and for participation in our stock option plan at a senior executive level, subject to the Board of Directors' final determination on the granting of any options.  The employment agreements provide for deferral of receipt of the annual compensation until, as determined by the Board of Director, that we have received financing from any source and any other senior executives who are also deferring their salaries are paid their accrued compensation. The executives are entitled to participate with all other employees at a similar compensation level with respect to such benefit plans, insurance, retirement and vacation benefits which we may offer.  The amount of compensation to be paid to Messrs. Schultheis and Tabin and the terms of the agreement were negotiated by them with the Board of Director of which they were two of the four members of the Board of Directors at the time the agreements were finalized and executed.  Accordingly, they each had a significant influence in the terms thereof.

Following the initial year of these letter agreements, Messrs. Schultheis and Tabin continued to accrue compensation due them for their services as executive officers based upon a then current base salary of $161,114.  On December 19, 2008 Messrs. Schultheis and Tabin forgave an aggregate of $630,849 due them for accrued but unpaid compensation and agreed to continue to serve in their capacities as officers of our company for an annual yearly compensation of $1.00 each.

As additional compensation for their services to us in fiscal 2009, we granted each of Mr. Schultheis and Mr. Tabin options under our 2009 Equity Compensation Plan to purchase an aggregate of 50,000,000 shares of common stock at exercise prices ranging from $0.0035 to $0.007 per share.  As granted, the option vested in eight tranches beginning on July 1, 2009 and ending on March 1, 2011.  The value of these options in included in the Summary Compensation Table under “Option Awards $” appearing earlier in this section.  The amount and exercise price of the options was arbitrarily determined by our Board of Directors, of which each of Messrs. Schultheis and Tabin were members at the date of grant of the options.  On October 30, 2009 our Board of Directors approved an amendment to the option awards to Messrs. Schultheis and Tabin whereby the unvested portion of each option immediately vested and the option is exercisable until 5:00 pm New York time on the earlier of the third anniversary of the vesting date or the first anniversary following the date the option holder is no longer a member of our Board of Directors.  Mr. Tabin resigned as a member of the Board of Directors on October 30, 2009.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2009:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gary Schultheis	10,000,000	-	-	0.0525	6/16/12	-	-	-	-
	40,00,000	-	-	0.025	10/2/12	-	-	-	-
	12,500,000	37,500,000	-	0.0052	9/30/12	-	-	-	-
Herb Tabin	10,000,000	-	-	0.0525	6/16/12	-	-	-	-
	40,00,000	-	-	0.025	10/2/12	-	-	-	-
	12,500,000	37,500,000	-	0.0052	9/30/12	-	-	-	-

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during fiscal 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2009.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Messrs. Schultheis and Tabin, who were executive officers of our company during fiscal 2009, did not receive any compensation specifically for their services as directors.  The following table provides information concerning the compensation of Mr. Cohen for his services as a member of our Board of Directors for fiscal 2009.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert M. Cohen (1)	0	0	30,610	0	0	0	30,610

(1)           Mr. Cohen served as a member of our Board of Directors until November 2009.  During fiscal 2009 we granted Mr. Cohen options to purchase 20,000,000 shares of our common stock at exercise prices ranging from $0.0035 to $0.007 per share. The amount and exercise price of the options was arbitrarily determined by our Board of Directors, of which Mr. Cohen was a member at the date of grant of the options.  On October 30, 2009 our Board of Directors approved an amendment to the option awards to Mr. Cohen whereby the unvested portion of each option immediately vested and the option is exercisable until 5:00 pm New York time on the earlier of the third anniversary of the vesting date or the first anniversary following the date he is no longer a member of our Board of Directors.  Because this action occurred after the end of the fiscal year, the value in this table does not include the fair value of the accelerated vesting.  Such amount will be included in disclosure on director compensation in our 2010 annual report.

Stock Option Plans

We currently have three stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan"), our 2007 Equity Compensation Plan (the "2007 Plan") and our 2009 Equity Compensation Plan (the “2009 Plan”).  The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  All of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2009, options and stock rights covering an aggregate of 45,006,700 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009) and 2,543,333 shares remain available for issuance under the 2002 Plan.  At September 30, 2009 we have outstanding options to purchase an aggregate of 45,006,700 shares of our common stock with an exercise price of $0.0525 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

On October 30, 2009 our Board of Directors approved amendments to the outstanding options to purchase 40,000,000 shares of our common stock with an exercise price of $0.0525 per share granted under our 2002 Stock Option Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of June 7, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee of our company.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2009.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2008.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2009, options and stock rights covering an aggregate of 120,000,000 shares of our common stock have been granted and 30,000,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2009 we have outstanding options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share granted under our 2007 Equity Compensation Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of October 3, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee.

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock, which such shares were increased to 500,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2009. The 2009 Plan is required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 our Board granted options to purchase an aggregate of 194,000,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share and 316,000,000 shares remain available for issuance under the 2009 Plan.

In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the 2009 Plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the 2009 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.  Plan options may either be (i) ISOs, (ii) NSOs (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The 2009 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 15, 2009 we had 988,992,263 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 15, 2008 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 951 Yamato Road, Suite 201, Boca Raton, Florida  33431.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Before Offering
	Amount of Beneficial Ownership	% of Class

Gary Schultheis [1]	397,330,600	36.5%
Mark B. Lucky [2]	0	-
All officers and directors as a group (two persons) [1,2]	397,330,500	36.5%
John R. Signorello [3]	385,000,000	38.9%
IceWEB, Inc. [4]	160,000,000	16.2%
Herbert Tabin [5]	100,000,000	9.2%

1              Mr. Schultheis is a member of our Board of Directors and our Chairman, CEO and President.  The number of shares beneficially owned by Mr. Schultheis includes:

•	120,000,000 shares owned by Mountain View Capital Partners, Inc., a company owned by Mr. Schultheis, over which he has voting and dispositive control,
•	1,263,900 shares held of record by Universal Funding over which Mr. Schultheis has joint voting and dispositive power;
•	176,066,700 shares held by Mr. Schultheis, and
•	100,000,000 shares of our common stock underlying options granted under our 2002 Plan, 2007 Plan and 2009 Plan with exercise prices ranging from $0.0035 to $0.0525 per share.

2             Mr. Lucky, who serves as Chief Financial Officer of IceWEB, Inc., disclaims beneficial ownership over shares of our common stock owned of record by IceWEB, Inc.  See footnote 4 below.

3             The number of shares beneficially owned by Mr. Signorello includes:

•
160,000,000 shares of our common stock owned of record by IceWEB, Inc.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc., and

•	225,000,000 shares of our common stock owned beneficially and of record by Mr. Signorello.

4              IceWEB, Inc.’s address is 22900 Shaw Road, Suite 111, Sterling, VA  20166.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc.  See footnote 4 above.

5             Mr. Tabin is a former executive officer and member of our Board of Directors.  The number of shares beneficially owned by Mr. Tabin includes 100,000,000 shares of our common stock underlying options granted under our 2002 Plan, 2007 Plan and 2009 Plan with exercise prices ranging from $0.0035 to $0.0525 per share.

Change in control

On November 2, 2009 Mr. Herbert Tabin, formerly an executive officer and director of our company, sold 225,000,000 shares of our common stock, including shares owned beneficially and of record by him as well as shares owned by entities over which he holds voting and dispositive control, to Mr. John R. Signorello for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represents approximately 27% of our outstanding common stock before the sale of shares to IceWEB, Inc. by us in a private transaction.

 On November 3, 2009 we sold 160,000,000 shares of our common stock to IceWEB, Inc., a publicly traded company (OTCBB: IWEB) that manufactures and markets purpose built appliances, network and cloud attached storage solutions and delivers on-line cloud computing application services, in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act resulting in gross proceeds to us of $48,000.  IceWEB used corporate funds for the purchase of our stock.  Mr. Mark B. Lucky, a member of our Board of Directors, is Chief Financial Officer of IceWEB, Inc.

Mr. Signorello is Chief Executive Officer and a member of the Board of Directors of IceWEB, Inc., and by virtue of his position with that company, has voting and dispositive control over those securities.  As a result of both his purchase of shares of our common stock from Mr. Tabin and his voting and dispositive control over the shares purchased by IceWEB, Mr. Signorello now holds voting and dispositive control over an aggregate of 385,000,000 shares of our common stock representing approximately 39% of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time Messrs. Schultheis and Tabin have advanced us funds for working capital.  On December 19, 2008 we entered into an agreement with Messrs. Schultheis and Tabin whereby they converted an aggregate of $204,500 which they had previously advanced to us into an aggregate of 102,250,000 shares of our common stock at a conversion price of $0.002 per share in full satisfaction of such amounts.

As described elsewhere herein, during fiscal 2009 Messrs. Schultheis and Tabin waived approximately $632,000 in accrued but unpaid compensation which was treated as a contribution to capital.

Director Independence

None of our directors are considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008

Audit Fees	$37,000	$35,500
Audit-Related Fees	0	0
Tax Fees	2,000	2,000
All Other Fees	0	0
Total	$39,000	$37,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Form of Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Form of Restated Certificate of Incorporation (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)
3.7	Form of Restated Certificate of Incorporation (4)
3.9	Bylaws (1)
3.10	Certificate of Domestication and Articles of Incorporation as filed with the Secretary of State of Florida on March 18, 2009 (15)
3.11	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on June 18, 2009 (17)
3.12	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State on October 29, 2009 (18)
10.1	Asset Purchase and Assignment Agreement dated February 1, 2007 by and between Vois Networking, Inc. and Medstrong International Corporation (5)
10.2	2002 Stock Option Plan (8)
10.3	2007 Equity Compensation Plan (6)
10.4	Amendment No. 1 to the 2002 Stock Option Plan (9)
10.5	Form of Loan Restructuring Agreement between the company and the note holders (10)
10.6	Employment letter agreement dated January 8, 2007 with Mr. Schultheis (11)
10.7	Employment letter agreement dated January 8, 2007 with Mr. Tabin (11)
10.8	Form of Stock Purchase Agreement by and among Trackside Brothers LLC , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.9	Form of Stock Purchase Agreement by and among Carrera Capital Management, Inc. , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.10	Form of Stock Purchase Agreement by and among JAB Interactive LLC, VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.11	Lease for principal executive offices (13)
10.12	Form of Agreement dated December 19, 2008 between VOIS Inc. and Gary Schultheis and Herb Tabin (14)
10.13	2009 Equity Compensation Plan (16)
10.14	Subscription Agreement dated as of November 3, 2009 between VOIS Inc. and IceWEB, Inc. (19)
14.1	Code of Business Conduct and Ethics (7)
23.1	Consent of Sherb & Co., LLP*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-1, SEC File No. 333-57468, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2007.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.
(8)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 10, 2002.
(9)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 11, 2003.
(10)	Incorporated by reference to Annual Report on Form 10-KSB/A for the period ended December 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on February 5, 2007.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on November 1, 2007.
(13)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on December 23, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on March 24, 2009.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2009.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on June 23, 2009.
(18)	Incorporated by reference to the Current Report on Form 8-K as filed on October 30, 2009.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on November 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.

December 18, 2009	By: /s/ Gary Schultheis
Gary Schultheis, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Schultheis	CEO, President and Chairman, principal	December 18, 2009
Gary Schultheis	executive officer and principal accounting and financial officer

/s/ Mark B. Lucky	Director	December 18, 2009
Mark B. Lucky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VOIS Inc.

We have audited the accompanying balance sheets of VOIS Inc. (a development stage company) as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit and cash flows for the two years then ended . We did not audit the period beginning May 19, 2000 through September 30, 2007 which were audited by the predecessor accounting firms and as such is considered unaudited.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS Inc. (a development stage company) as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $1,064,246 and $4,234,477 respectively, for the years ended September 30, 2009 and September 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 15, 2009

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2009	2008

ASSETS
Current Assets:
Cash	$90,947	$640,486
Deferred tax asset	77,500	81,450
Total current assets	168,447	721,936

Website development costs, net of accumulated amortization of $289,742 and $86,412 at September 30, 2009 and 2008, respectively	201,018	211,148

Property and equipment, net of accumulated depreciation of $17,265 and $7,897 at September 30, 2009 and 2008, respectively	16,313	21,378
Other assets	22,423	22,423
Total assets	$408,201	$976,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$94,164	$752,028
Notes payable and accrued interest	272,766	243,764
Deferred tax liability	77,500	81,450
Due to executive officers	-	204,500
Total current liabilities	444,430	1,281,742

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common stock; $0.00001 par value; 100,000,000,000 shares authorized; 828,528,200 and 683,178,600 shares issued and outstanding at September 30, 2009 and 2008, respectively	8,285	6,831
Additional paid-in capital	12,709,179	11,446,372
Deferred compensation, net of accumulated amortization of $205,837 at September 30, 2008	-	(68,613)
Deficit accumulated during the development stage	(12,753,693)	(11,689,447)

Total stockholders’ deficit	(36,229)	(304,857)

Total liabilities and stockholders’ deficit	$408,201	$976,885

See Notes to Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative For the Period
	Year Ended September 30,		From May 19, 2000 (Inception)
	2009	2008	to September 30, 2009 (unaudited)

Revenues	$3,519	$26,656	$36,139

Operating expenses:
Selling, general & administrative	1,038,885	4,127,720	8,987,516
Total operating expenses	1,038,885	4,127,720	8,987,516

Operating loss	(1,035,366)	(4,101,064)	(8,951,377)

Other (income) expense:
Interest income	(254)	(4,318)	(4,572)
Loss on investment in A.D. Pharma	-	-	125,000
Interest expense	29,134	136,007	608,103
Interest expense-related party	-	1,724	13,391
	28,880	133,413	741,922

Loss from continuing operations	(1,064,246)	(4,234,477)	(9,693,299)

Income/(loss) from discontinued operations	-	-	(3,060,394)

Net loss	$(1,064,246)	$(4,234,477)	$(12,753,693)

Per share data- basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	-	-
Net loss	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	800,067,670	620,097,100

See Notes to Financial Statements.

VOIS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From May 19, 2000 (Inception) to September 30, 2009

									Total
	Preferred Stock		Common Stock		Stock Subscription	Additional	Deferred	Accumulated	Stockholders'
	Shares	$	Shares	$	Receivable	Paid-in Capital	Compensation	Deficit	Deficit

Opening balance, January 1, 2000	-	$-	-	$-	$-	$-	$-	$-	$-
Shares issued to founders	-	-	34,666,700	347	(26,000)	25,653	-	-	-
Fair value of purchase rights issued to private placement	-	-	-	-	-	14,700	-	-	14,700
Net loss	-	-	-	-	-	-	-	(79,157)	(79,157)
Balance, December 31, 2000	-	-	34,666,700	347	(26,000)	40,353	-	(79,157)	(64,457)

Payments of stock subscriptions	-	-	-	-	26,000	-	-	-	26,000
Exercise of stock rights by note holders	-	-	486,700	5	-	3,645	-	-	3,650
Shares issued for services	-	-	266,700	3	-	197	-	-	200
Shares issued pursuant to private placements	-	-	5,736,000	57	-	2,150,943	-	-	2,151,000
Fees associated with issuance of stock	-	-	-	-	-	(537,491)	-	-	(537,491)
Fair market value of purchase rights to be issued in private placement	-	-	-	-	-	251,288	-	-	251,288
Net loss	-	-	-	-	-	-	-	(1,151,807)	(1,151,807)
Balance, December 31, 2001	-	-	41,156,100	412	-	1,908,935	-	(1,230,964)	678,383

Exercise of stock rights by note holders	-	-	153,300	2	-	1,148	-	-	1,150
Shares issued for services	-	-	234,700	2	-	108,348	-	-	108,350
Net loss	-	-	-	-	-	-	-	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	-	-	41,544,100	416	-	2,018,431	-	(2,378,614)	(359,767)

Shares issued pursuant to private placements	-	-	546,700	5	-	92,182	-	-	92,187
Exercise of stock option			160,000	2		29,998	-	-	30,000
Conversion of note payable into common stock			133,300	1		24,999	-	-	25,000
Shares issued for services			146,700	1		23,749	-	-	23,750
Compensatory element of stock option grants	-	-	-	-	-	211,650	-	-	211,650
Compensatory element of stock purchase rights	-	-	-	-	-	85,500	-	-	85,500
Net loss	-	-	-	-	-	-		(883,983)	(883,983)
Ending balance, December 31, 2003	-	-	42,530,800	425	-	2,486,509	-	(3,262,597)	(775,663)

Exercise of stock option	-	-	466,700	5	-	345	-	-	350
Shares issued pursuant to private placements	-	-	733,300	7	-	54,993	-	-	55,000
Shares issued for payment of royalties	-	-	133,300	1	-	4,999	-	-	5,000
Net income	-	-	-	-	-	-	-	2,363	2,363
Ending balance, December 31, 2004	-	-	43,864,100	438	-	2,546,846	-	(3,260,234)	(712,950)

Compensatory element of stock rights grants	-	-	-	-	-	4,860	-	-	4,860
Exercise of stock purchase rights	-	-	80,000	1	-	299	-	-	300
Net loss	-	-	-	-	-	-	-	(259,035)	(259,035)
Ending balance, December 31, 2005	-	-	43,944,100	439	-	2,552,005	-	(3,519,269)	(966,825)

Shares issued pursuant to private placements	-		500,004,400	5,000	-	435,050	-	-	440,050
Exercise of stock purchase rights	-		146,700	1	-	549	-	-	550
Compensatory element of stock option grants			-	-	-	24,766	-	-	24,766
Compensatory element of stock purchase rights			-	-	-	23,561	-	-	23,561
Net loss	-	-	-	-	-	-	-	(225,194)	(225,194)
Ending balance, December 31, 2006	-	-	544,095,200	5,440	-	3,035,931	-	(3,744,463)	(703,092)

Compensatory element of stock option grants	-	-	-	-	-	2,669,569	-	-	2,669,569
Exercise of stock purchase rights	-	-	800,200	9	-	2,993	-	-	3,002
Fair value of rights issued pursuant to notes payable	-	-	-	-		46,438	-	-	46,438
Fair value of rights issued pursuant to notes payable to related party	-	-	-	-	-	28,892	-	-	28,892
Net loss	-	-	-	-		-	-	(3,710,507)	(3,710,507)
Ending balance, September 30, 2007	-	-	544,895,400	5,449	-	5,783,823	-	(7,454,970)	(1,665,698)

Exercise of stock options	-	-	660,000	6	-	34,645	-	-	34,651
Shares issued pursuant to private placements	-	-	103,756,400	1,038	-	1,688,746	-	-	1,689,784
Shares issued for extinguishment of debt	-	-	24,899,400	249	-	808,982	-	-	809,231
Compensatory element of stock option grants	-	-	-	-	-	2,695,680	-	-	2,695,680
Exercise of stock purchase rights	-	-	20,000	-	-	75	-	-	75
Fair value of rights issued pursuant to notes payable	-	-	-	-	-	11,230	-	-	11,230
Fair value of rights issued pursuant to notes payable to related party	-	-	-	-	-	6,991	-	-	6,991
Fair value of shares issued for services	-	-	8,947,400	89	-	416,200	(68,613)	-	347,676
Net loss	-	-	-	-	-	-	-	(4,234,477)	(4,234,477)
Ending balance, September 30, 2008	-	-	683,178,600	6,831	-	11,446,372	(68,613)	(11,689,447)	(304,857)

Shares issued pursuant to private placement	-	-	38,000,000	380	-	75,620	-	-	76,000
Shares issued for extinguishment of officer loans	-	-	102,250,000	1,023	-	203,477	-	-	204,500
Fair value of shares issued for services	-	-	5,099,600	51	-	55,949	-	-	56,000
Forgiveness of executive compensation	-	-	-	-	-	630,848	68,613	-	699,461
Compensatory element of stock option grants	-	-	-	-	-	296,913	-	-	296,913
Net loss	-	-	-	-	-	-	-	(1,064,246)	(1,064,246)
Ending balance, September 30, 2009	-	-	828,528,200	8,285	-	12,709,179	-	(12,753,693)	(36,229)

See Notes to Financial Statements

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended September 30,		Cumulative For the Period From May 19, 2000 (Inception) to September 30,
	2009	2008	2009 (unaudited)

Cash flows from operating activities:
Net loss	$(1,064,246)	$(4,234,477)	$(12,753,693)
Less loss from discontinued operations	-	-	(3,060,394)
Loss from continuing operation	(1,064,246)	(4,234,477)	(9,693,299)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options vested and shares issued to directors, employees, and consultants	296,914	2,695,680	5,686,929
Fair value of rights issued pursuant to notes payable	-	18,221	117,112
Fair value of shares issued for services	56,000	141,839	197,839
Loss on extinguishment of debt	-	42,211	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Pharma	-	-	125,000
Depreciation	9,368	5,198	17,265
Amortization	203,330	83,099	289,742
Amortization of deferred compensation	68,613	205,837	274,450
Changes in operating assets and liabilities:
Other asset	-	(14,226)	(14,226)
Deferred tax asset	3,950	(81,450)	(77,500)
Accrued interest	29,002	70,935	145,610
Accrued interest-related party	-	1,724	5,474
Accounts payable and accrued expenses	(27,017)	103,054	951,310
Deferred tax liability	(3,950)	81,450	77,500
Total adjustments to loss from continuing operations	636,210	3,353,572	7,814,909
Net cash flows from continuing operating activities	(428,036)	(880,905)	(1,878,390)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used in operating activities	(428,036)	(880,905)	(3,966,507)

Cash flows from investing activities:
Investment in A.D. Pharma	-	-	(125,000)
Website development costs	(193,200)	(244,560)	(490,760)
Capital expenditures	(4,303)	(15,832)	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	(197,503)	(260,392)	(732,434)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayments of notes payable	-	(50,000)	(438,769)
Exercise of options	-	34,651	34,651
Repayment of notes receivable- related party	-	-	38,500
Issuance of notes receivable- related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	100,000	204,500
Payments of financing costs	-	(125,940)	(182,140)
Proceeds from issuance of shares of common stock	76,000	1,815,799	4,501,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	76,000	1,774,510	4,789,888

Net increase (decrease) in cash	(549,539)	633,213	90,947

Cash, beginning of period	640,486	7,273	-

Cash, end of period	$90,947	$640,486	$90,947

Supplemental disclosures of cash flow information:
Cash paid for interest	$132	$-	$32,443
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Issuance of shares in conversion advances from executive officers	$204,500	$-	$204,500
Forfeiture of executive compensation	$630,848	$-	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$-	$809,231	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$-	$(274,450)	$(274,450)
Equipment financed	$-	$-	$34,120

See Notes to Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Through September 30, 2009, the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $12,753,693 and has a stockholders’ deficiency of $36,229, at September 30, 2009.  These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

All share and per share information in this report gives retro-active effect to the 100 for 1 (100:1) stock split of our outstanding common stock effective at the close of business on July 8, 2009.  Where applicable, all equity related disclosures give retro-active effect to a change in the par value of our common stock from $0.001 per share to $0.00001 per share, effective October 29, 2009. There was no change in our CUSIP number or our trading symbol on the OTCBB as a result of the forward split or change in par value.

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates for the periods reported, including certain assumptions used in deriving the fair value of share-based compensation recognized, the useful life of tangible assets and the future value of our website development costs.  Assumptions and estimates used in these areas are material to our reported financial condition and results of our operations.  Actual results will differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheets at cost, which approximates fair value. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. During portions of the fiscal year ended September 30, 2009, the Company reached bank balances exceeding the FDIC (Federal Deposit Insurance Corporation) insurance limit.  At September 30, 2008, the FDIC insured deposits up to $100,000.  During October 2008, the FDIC increased the insured amounts at participating financial institutions from $100,000 to $250,000.  At September 30, 2009, the Company’s bank balances did not exceed the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2009, the Company has capitalized certain internal use software and website development costs amounting to approximately $491,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

Share-based Payment

We record share based payments under the provisions of FASB ASC 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	September 30,
	2009	2008
Stock Options:	359,006,700	165,006,700
Warrants:	11,595,100	11,595,100
Rights Issued to Note Holders:	1,586,800	1,586,800
Total	372,188,600	178,188,600

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $35,920 and $81,441 during the fiscal years ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification.  SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC.  The Codification supersedes all existing non-SEC accounting and reporting standards.  FASB ASC 105-10 is effective in the first interim and annual periods ending after September 15, 2009.  This pronouncement had no effect on our consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this guidance will not have a material impact on the financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FASB ASC 805 was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Under this pronouncement, minority interest is recharacterized as noncontrolling interests and is to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-65 was effective for our company December 15, 2008 and applies prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this guidance will not have a material impact on our financial statements.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the FASB issued FASB Staff Position, FASB 820-15-5, which delayed the effective date of FASB ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of FASB ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FASB ASC 820. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In April 2008,  FASB ASC 350-50 was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited.  Management is currently evaluating the effects, if any, that this guidance may have on our financial reporting.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  FASB ASC 855 is effective in the first interim period ending after June 15, 2009.  We expect FASB ASC 855 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)”,  FASB ASC 810-Consolidation, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of this guidance and the impact of adoption on our consolidated financial statements.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30, 2009	September 30, 2008
Website development costs	$490,760	$297,560
Less: accumulated amortization	(289,742)	(86,412)
Website development costs, net	$201,018	$211,148

Amortization expense of the website development costs totaled $203,330 and $83,099 during the fiscal years ended September 30, 2009 and 2008, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	September 30, 2009	September 30, 2008
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	1,503
Equipment	4,041	3,821
	33,578	29,275
Accumulated depreciation	(17,265)	(7,897)
Property and equipment, net	$16,313	$21,378

Depreciation expense of the property and equipment amounted to $9,368 and $5,198 during the fiscal years ended September 30, 2009 and 2008, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2009	September 30, 2008
Trade payables and accrued expenses	$94,164	$191,735
Accrued compensation and related benefits	-	560,293
Total	$94,164	$752,028

NOTE 6 - NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2009	September 30, 2008
Principal	$145,000	$145,000
Interest and Penalty	127,766	98,764
Total	$272,766	$243,764

During February 2008, the Company issued 24,899,400 shares of common stock in connection with the satisfaction of obligations under certain notes payable, amounting to $767,020, including accrued interest and penalty. The fair value of the shares issued amounted to $809,231. The loss recognized on the extinguishment of this debt totaled $42,210, which was expensed as interest expense in fiscal 2008.

The $145,000 in notes payable, bear interest rate at 20% per annum, which includes a 5% penalty component, were due, as extended, on dates ranging from June 23, 2004 to December 31, 2004. The Company owed $127,766 and $98,764 in accrued interest and penalty at September 30, 2009 and 2008, respectively. The notes payable are unsecured and currently in default.

The default penalty contained in the notes issued in 2005 provided the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.00375 per share for each dollar of the loan. During the fiscal year ended September 30, 2008, these note holders were issued rights to acquire 346,700 common shares. During the fiscal year ended September 30, 2008 certain note holders purchased 20,000 common shares for $75 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $18,221 during the fiscal year ended September 30, 2008, and was recorded as interest expense during that year.  During the fiscal year ended September 30, 2008, the notes containing this default penalty provision were satisfied.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 7 – DUE TO EXECUTIVE OFFICERS

During October and December 2007, the Company’s Chairman and our Senior Vice President - Corporate Development, advanced an aggregate amount of $100,000 to the Company, which is non-interest bearing and payable on demand. As of September 30, 2008, the total amount due these officers totaled $204,500.

In December 2008, the Company satisfied its obligations relating to the advances from executive officers through the issuance of 102,250,000 shares of its common stock, with a fair value of $0.002 per common share at the date of settlement.

NOTE 8 - RELATED PARTY TRANSACTIONS

Purchase of Assets

On February 1, 2007, the Company purchased certain furniture and equipment and several Internet domain names (including vois.com and all website and software development and contracts applicable thereto) from Vois Networking Inc., a corporation owned by our Chairman and our Senior Vice President - Corporate Development.

Our Board approved the purchase price for the domain names (including vois.com and the related website and software development) in the amount of $10,602, and the purchase price for the furniture and equipment in the amount of $13,443 (with a total purchase price of $24,045). All assets were purchased from the related parties at their cost.

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to Universal Funding, a company owned by Messrs. Schultheis and Tabin, executive officers and directors of the Company. The note was issued before the February 2007 acquisition of assets from Vois Networking, Inc. from Messrs. Schultheis and Tabin and their subsequent election as executive officers and directors of the Company. During February 2008, the Company issued 1,263,900 shares of common stock to satisfy its obligation under this note payable, including accrued interest, amounting to $38,391.

The default penalty contained in the note provided the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.00375 per share for each dollar of the loan. During the fiscal years ending September 30, 2009 and 2008, this note holder was issued rights to acquire 0 and 133,300 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $0 and $6,991 during the fiscal years ending September 30, 2009 and 2008, respectively and was recorded as interest expense.

The interest and penalty expenses associated with these notes amounted to $0 and $1,724 during the years ending September 30, 2009 and 2008, respectively.

Rights to Acquire Stock

On October 31, 2007 the Company and VOIS Partners LLC entered into Stock Purchase Agreements with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, the Company’s President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements:

▪
Trackside Brothers LLP agreed to sell the 10,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Schultheis, the Company’s CEO, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of the Company, are the members of Trackside Brothers LLP,

▪	Carrera Capital Management, Inc. agreed to sell the 120,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

▪	JAB Interactive LLC agreed to sell the 120,000,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

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

NOTE 9 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the fiscal year ended September 30, 2008, six note holders were issued rights to acquire 346,700 common shares with a fair value of $18,221.  The fair value of the note holders rights is the estimated value at October 31, 2007, November 30, 2007, December 31, 2007 and January 31, 2008, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  Expected strike price ranging from $0.0033 to $0.0167; market price ranging from $0.0365 to $0.095; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

Satisfaction of Notes Payable

During January 2008, the Company issued 24,899,400 shares of common stock to satisfy its obligations to certain note holders.  The obligations amounted to approximately $746,000 in principal and accrued interest.  The fair value of the shares at the date of issuance amounted to approximately $810,000, which resulted in interest expense of $42,210.

Satisfaction of Certain Accounts Payable

During the year ended September 30, 2008, the Company issued 8,947,400 shares of common stock in satisfaction of certain accounts payable, aggregating to $416,289.

Issuance of Shares for Services

During the years ended September 30, 2009 and 2008, the Company issued 5,099,600 and 8,947,400 shares of common stock with a fair value of $56,000 and $347,676, respectively, for services rendered to the Company.

Issuance of Shares Pursuant to Private Placements

During the year ended September 30, 2009, the Company issued 38,000,000 shares of common stock pursuant to a private placement, generating proceeds of $76,000.

During the fiscal year ended September 30, 2008, the Company issued 103,756,400 shares of common stock pursuant to a private placement, generating net proceeds of $1,689,784 to the Company after financing related fees of $125,941.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

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

At September 30, 2009 and 2008, there are 11,595,100 warrants outstanding.

Stock Option Plans

We currently have three stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan"), our 2007 Equity Compensation Plan (the "2007 Plan") and our 2009 Equity Compensation Plan (the “2009 Plan”).  The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  All of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2009, options and stock rights covering an aggregate of 45,006,700 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009) and 2,543,333 shares remain available for issuance under the 2002 Plan.  At September 30, 2009 we have outstanding options to purchase an aggregate of 45,006,700 shares of our common stock with an exercise price of $0.0525 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

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

On October 30, 2009 our Board of Directors approved amendments to the outstanding options to purchase 40,000,000 shares of our common stock with an exercise price of $0.0525 per share granted under our 2002 Stock Option Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of June 7, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee of our company.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2008.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2009, options and stock rights covering an aggregate of 120,000,000 shares of our common stock have been granted and 30,000,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2009 we have outstanding options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share granted under our 2007 Equity Compensation Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of October 3, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee.

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock.   The 2009 Plan is required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our Board granted options to purchase an aggregate of 194,000,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share.

In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the 2009 Plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the 2009 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.  Plan options may either be (i) ISOs, (ii) NSOs (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the 2009 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The 2009 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2009	2008
Exercise price:	$0.0035-	$0.025
Market price at date of grant:	$0.003	$0.025
Volatility:	193%	141.57%
Expected dividend rate:	0%	0%
Risk-free interest rate:	1.38%	4.24%

The weighted-average grant-date fair value of options granted during the year ended September 30, 2009 and 2008 totaled to $0.00287 and $0.0225, respectively.

The total compensation cost for options amounted to $297,000 and $2,700,000 during the fiscal years ended September 30, 2009 and 2008, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 9 - CAPITAL STOCK (Continued)

There are no unamortized costs associated with share-based payments at September 30, 2009 or 2008.

A summary of stock option activity during 2009 and 2008 of the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding at October 1, 2007	45,666,700	$0.0508		$-
Granted	120,000,000	0.0250
Exercised	660,000	0.0525
Expired or cancelled	-	-		-
Outstanding at September 30, 2008	165,006,700	0.0320	4.30	-
Granted	194,000,000	0.0052	4.5
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2009	359,006,700	$0.0175	4.4	$-

Exercisable at September 30, 2009	194,697,700	$0.0279	4.1	$-
Vested at September 30, 2009	194,697,700	$0.0279	4.1	$-

The following activity occurred under the Company’s plans:

	September 30,	September 30,
	2009	2008

Weighted-average grant date fair value of options granted	$0.00279	$0.0326
Aggregate intrinsic value of options exercise	N/A	$ N/A
Fair value of options recognized as expense	$296,910	$2,695,680

NOTE 10 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2009 and 2008 are as follows:

	2009	2008
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconsolidation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2009	2008
Tax at US Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	3.5	3.6
Permanent difference	-	4.9
Changes in valuation allowance	(38.5)	(43.5)%
Effective tax note	0.0%	0.0%

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 10 – INCOME TAXES (Continued)

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

The components of the deferred tax assets are as follows:

	2009	2008
Net operating loss carryforwards	$1,511,000	$1,776,000
Fair value of stock options	2,201,000	2,080,000
Fair value of stock rights	-	45,000
Accounts payable and accrued interest	58,000	263,000
Other	112,000	-
Deferred tax asset	3,882,000	4,164,000
Valuation	(3,693,000)	(4,082,550)
Net deferred tax asset, current	$189,000	$81,450

The components of the deferred tax liability are as follows:

	2009	2008
Website development costs, net	$189,000	$81,450
Net deferred tax liability, current	$189,000	$81,450

Management believes it is more likely than not that it will be able to realize the tax benefit of certain deferred tax assets to the extent of its deferred tax liability, and therefore has provided a valuation allowance of less than 100 percent.

The valuation allowance decreased by $389,550 from September 30, 2008 to September 30, 2009.

At September 30, 2009 the Company had estimated tax net operating loss carryforwards of approximately $3,900,000, which expire through its tax year ending in 2029.  Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain owner shifts.

 NOTE 11 – COMMITMENTS

During April 2008, the Company entered into a thirty-seven month lease agreement, with an annual base rent of $48,720.

Office rents including allocated shared expenses totaled $76,688 and $37,504 for the years ended September 30, 2009 and 2008, respectively.

The commitments under such agreement over the next three years are as follows:

Year	Commitments
2010	$51,680
2011	$30,913
2012	$-

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – SUBSEQUENT EVENTS

Change in par value

Effective October 29, 2009, the par value of the Company’s common stock was changed from $0.001 per share to $0.00001 per share.  Where applicable, all equity related disclosures give retro-active effect to this change.

Amendment of Stock Option Grants

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

Change in Control

On November 2, 2009 Mr. Herbert Tabin, formerly an executive officer and director of our company, sold 225,000,000 shares of our common stock, including shares owned beneficially and of record by him as well as shares owned by entities over which he holds voting and dispositive control, to Mr. John R. Signorello for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represents approximately 27% of our outstanding common stock before the sale of shares to IceWEB, Inc. by us in a private transaction.

On November 3, 2009 we sold 160,000,000 shares of our common stock to IceWEB, Inc., a publicly traded company (OTCBB: IWEB) that manufactures and markets purpose built appliances, network and cloud attached storage solutions and delivers on-line cloud computing application services, in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act resulting in gross proceeds to us of $48,000.  IceWEB used corporate funds for the purchase of our stock.  Mr. Mark B. Lucky, a member of our Board of Directors, is Chief Financial Officer of IceWEB, Inc.

Mr. Signorello is Chief Executive Officer and a member of the Board of Directors of IceWEB, Inc., and by virtue of his position with that company, has voting and dispositive control over those securities.  As a result of both his purchase of shares of our common stock from Mr. Tabin and his voting and dispositive control over the shares purchased by IceWEB, Mr. Signorello now holds voting and dispositive control over an aggregate of 385,000,000 shares of our common stock representing approximately 39% of our outstanding common stock.

We have evaluated events and transactions that occurred subsequent to September 30, 2009 through December __, 2009, the date the financial instruments were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures show, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.