Form 10-Q
period 2009-12-31
VOIS Inc.
filed 2010-02-16
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-33035

VOIS INC.

(Name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111, Sterling, VA	20166
(Address of principal executive offices)	(Zip Code)

(571) 287-2380

(Registrant’s telephone number, including area code)

951 Yamato Road, Suite 201, Boca Raton, Florida 33431

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 999,656,326 shares of common stock are issued and outstanding as of February 15, 2010.

VOIS INC.

FORM 10-Q

December 31, 2009

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, “we”, “our”, and “us” refers to VOIS Inc., a Delaware corporation, and our subsidiary. In September 2008 we changed our fiscal year end from December 31 to September 30. When used in this report, “fiscal 2010” means the year ended September 30, 2010 and “fiscal 2009” means the year ending September 30, 2009. The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$56,940	$90,947
Total current assets	56,940	90,947

Website development costs, net of accumulated amortization of $340,820 and $289,742 at December 31, 2009 and September 30, 2009, respectively	149,940	201,018

Property and equipment, net of accumulated depreciation of $19,616 and $17,265 at December 31, 2009 and September 30, 2009, respectively	13,962	16,313
Other assets	22,423	22,423
Total assets	$243,265	$330,701

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$135,066	$94,164
Notes payable and accrued interest	280,015	272,766
Total current liabilities	415,081	366,930

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 989,092,263 and 828,528,200 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	9,891	8,285
Additional paid-in capital	13,169,859	12,709,179
Deficit accumulated during the development stage	(13,351,566)	(12,753,693)

Total stockholders’ deficit	(171,816)	(36,229)

Total liabilities and stockholders’ deficit	$243,265	$330,701

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three-month period ended December 31, 2009	Three-month period ended December 31, 2008	Cumulative For the Period From May 19, 2000 (Inception) to December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$222	$36,139

Operating expenses:
Selling, general & administrative	590,621	245,155	9,578,137
Total operating expenses	590,621	245,155	9,578,137

Operating loss	(590,621)	(244,933)	(9,541,998)

Other (income) expense:
Interest income	—	(212)	(4,572)
Loss on investment in A.D. Pharma	—	—	125,000
Interest expense	7,251	7,251	615,354
Interest expense-related party	—	—	13,391
	7,251	7,039	749,173

Loss from continuing operations	(597,872)	(251,972)	(10,291,171)

Income/(loss) from discontinued operations	—	—	(3,060,394)

Net loss	$(597,872)	$(251,972)	$(13,351,565)

Per share data- basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Income (loss) from discontinued operations	$—	$—
Net loss	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	919,414,868	724,088,500

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three-month period ended December 31, 2009	Three-month period ended December 31, 2008	Cumulative For the Period From May 19, 2000 (Inception) to December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(597,872)	$(251,972)	$(13,351,565)
Less income (loss) from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(597,872)	(251,972)	(10,291,171)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	-	-	5,686,929
Fair value of rights issued pursuant to notes payable	-	-	117,112
Fair value of shares issued for services	-	16,000	197,839
Loss on extinguishment of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	2,351	2,333	19,616
Amortization	51,078	37,195	340,820
Amortization of deferred compensation	411,340	68,613	685,790
Changes in operating assets and liabilities
Other asset	-	-	(14,226)
Deferred tax asset	-	(14,646)	(77,500)
Accrued interest	7,251	7,251	152,860
Accrued interest-related party	-	-	5,474
Accounts payable and accrued expenses	40,902	(24,943)	992,212
Deferred tax liability	-	14,646	77,500
Total adjustments to loss from continuing operations	512,921	106,449	8,327,830
Net cash flows from continuing operating activities	(84,951)	(145,523)	(1,963,341)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(84,951)	(145,523)	(4,051,458)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	-	(75,000)	(490,760)
Capital expenditures	-	(4,083)	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	-	(79,083)	(732,434)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	-	(438,769)
Exercise of options	2,944	-	37,595
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	-	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of shares of common stock	48,000	76,000	4,549,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	50,944	76,000	4,840,832

Net increase (decrease) in cash	(34,007)	(148,606)	56,940

Cash, beginning of period	90,947	640,486	-

Cash, end of period	$56,940	$491,880	$56,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$32,443
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$-	$204,500	$204,500
Forfeiture of executive compensation	$-	$630,848	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$-	$-	$834,231
Deferred financing and offering costs	$-	$-	$249,689
Deferred compensation	$-	$-	$(274,450)
Equipment financed	$-	$-	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - PLAN OF ORGANIZATION

Organization, Presentation of Financial Statements, Going Concern, and Change in Control

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation and on March 9, 2001 the Company name was changed to MedStrong International Corporation. Finally, on March 30, 2008, the Company’s name was changed to VOIS Inc.

Through December 31, 2009, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $13,351,565. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2009 and notes thereto and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three-months ending December 31, 2009 are not necessarily indicative of the results for the full fiscal year ending September 30, 2010.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - PLAN OF ORGANIZATION (Continued)

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash. At December 31, 2009, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

December 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of December 31, 2009, we have capitalized certain internal use software and website development costs amounting to approximately $491,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

Share-based Payment

We record share based payments under the provisions of FASB ASC 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with its fiscal 2006 year, the Company adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts are amortized over the respective vesting periods of the options granted.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	December 31, 2009	September 30, 2009
Stock Options	396,385,937	359,006,700
Warrants	—	11,595,100
Rights Issued to Note Holders	1,586,800	1,586,800
Total	397,972,737	372,188,600

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $5,500 during the three-month periods ending December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“ASC 105” or “FASB Codification”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009. As such, all the notes to the consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition – Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, ASU 2009-13 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In April 2009, FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased, which was previously discussed in FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted ASC 820-10-35 effective April 1, 2009. The adoption of ASC 820-10-35 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”) previously known as FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10 requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in interim reporting periods as well as in annual reporting periods. In addition, ASC 825-10 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 effective April 1, 2009 and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), previously referred to as FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. ASC 320-10-65 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 effective April 1, 2009. The adoption of ASC 320-10-65 did not have a material impact on the Company’s consolidated results of operations and financial condition.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31, 2009	September 30, 2009
Website development costs	$490,760	$490,760
Less: accumulated amortization	(340,820)	(289,742)
Website development costs, net	$149,940	$201,018

Amortization expense of the website development costs amounted to $51,078 and $37,195 during the three-month periods ending December 31, 2009 and 2008, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	December 31, 2009	September 30, 2009
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,041
	33,578	33,578
Accumulated depreciation	(19,616)	(17,265)
Property and equipment, net	$13,962	$16,313

Depreciation expense of the property and equipment amounted to $2,333 and $1,349 during the three-month periods ending December 31, 2009 and 2008, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and September 30, 2009 are comprised of the following:

	December 31, 2009	September 30, 2009
Trade payables and accrued expenses	$135,066	$94,164

NOTE 6 - NOTES PAYABLE

December 31, 2009

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $135,015 in accrued interest and penalty at December 31, 2009. The notes payable are unsecured and currently in default.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 6 - NOTES PAYABLE (Continued)

The total amount due on the notes payable is as follows:

December 31, 2009
Principal	$145,000
Interest and Penalty	135,015
Total	$280,015

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $7,251 during the three-month period ending December 31, 2009.

September 30, 2009

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $127,766 in accrued interest and penalty at September 30, 2009. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2009
Principal	$145,000
Interest and Penalty	127,766
Total	$272,766

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

NOTE 7 - DUE TO EXECUTIVE OFFICERS

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable

In May 2005, the Company issued a $25,000 note payable, bearing 20% interest rate per annum, due on August 9, 2005 to a company owned by our former Chairman and Senior Vice President. During February 2008, the Company issued 12,639 shares of common stock to satisfy its obligation under this note payable, including accrued interest, amounting to $38,391.

The default penalty contained in the note provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan. During the three-month periods ending December 31, 2009 and 2008, this note holder was issued rights to acquire 0 and 1,000 common shares, respectively. During these periods, the note holder did not exercise their rights to purchase common shares. The fair value of the rights associated with the default penalty amounted to $0 and $0 during the three-month periods ending December 31, 2009 and 2008, respectively and was recorded as interest expense.

The interest and penalty expenses associated with the aforementioned notes amounted to $0 and $1,250 during the three-month periods ending December 31, 2009 and 2008, respectively.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Issuance of Shares Pursuant to Private Placements

During the three-month period ending December 31, 2009, the Company issued 160,000,000 shares of common stock pursuant to a private placement, generating proceeds of $48,000.

Stock Options

We currently have three stock option plans, our 2002 Stock Option Plan, as amended (the “2002 Plan”), our 2007 Equity Compensation Plan (the “2007 Plan”) and our 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, or will be important to our success, an opportunity to acquire a proprietary interest in our company. All of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares. The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust. As of December 31, 2009, options and stock rights covering an aggregate of 42,950,000 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009) and 2,543,333 shares remain available for issuance under the 2002 Plan. At December 31, 2009 we have outstanding options to purchase an aggregate of 45,006,700 shares of our common stock with an exercise price of $0.0525 per share. The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

The 2002 Plan authorizes the grant of:

•	options which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);
•	options which do not qualify as ISOs (“Non-Qualified Options” or “NSOs”);
•	awards of our common stock; and
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 9 - CAPITAL STOCK (Continued)

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock. The 2007 Plan was required to be approved by our shareholders prior to October 3, 2008. As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. As of December 31, 2009, options and stock rights covering an aggregate of 120,000,000 shares of our common stock have been granted and 30,000,000 shares remain available for issuance under the 2007 Plan. At December 31, 2009 we have outstanding options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 9 - CAPITAL STOCK (Continued)

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

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock.  The 2009 Plan is required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted. After giving effect to the 100 for one forward stock split of the company’s issued and outstanding common stock on July 8, 2009, the number of shares covered under the Plan is now 500,000,000 shares. Following the adoption of the 2009 Plan our Board granted options to purchase an aggregate of 194,000,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share.

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us. The Company recorded $258,138 of option based compensation expense in the quarter ending December 31, 2009 related to the amendment of these options.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 9 - CAPITAL STOCK (Continued)

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2009	2008
Exercise price:	$0.0035	$0.025
Market price at date of grant:	$0.003	$0.025
Volatility:	385% - 444%	141.57%
Expected dividend rate:	0%	0%
Risk-free interest rate:	1.38%	4.24%

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	356,950,000	$0.0176
Granted	40,000,000	0.0066
Exercised	(564,063)	0.0052
Forfeited	—	—
Balance at end of period	396,385,937	$0.0164

Options exercisable at end of period	298,430,937	$0.02

Weighted average fair value of options granted during the year		$0.0066

The following table summarizes information about employee stock options outstanding at December 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2009	Life	Price	2009	Price
$0.0035 – 0.0055	120,850,937	4.21 years	$0.0035 – 0.0055	80,479,270	$0.0045
$0.006 – 0.0066	88,390,000	4.568 years	$0.006 – 0.0066	38,890,000	$0.0063
$0.007 – 0.025	144,195,000	3.015 years	$0.007 – 0.025	136,111,667	$0.0229
$0.0525	42,950,000	2.43 years	$0.0525	42,950,000	$0.0525
	396,385,937			298,430,937	$0.02

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

Waiver of Executives’ Compensation

Two of the Company’s executives waived their rights to compensation aggregating approximately $631,000 during December 2008. This waiver was recorded as a capital contribution during the three-month period ended December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a development stage company. During fiscal 2009 and continuing into the first quarter of fiscal 2010 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2008, as a result of these efforts, we soft launched the new social sourcing version of VOIS. We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

•	Match-maker fees
•	Sponsored listings
•	Sponsored bidding
•	Virtual gifts
•	Icons
•	Additional bids
•	Additional posts
•	Additional categories

Credits may be purchased individually or in multiples. Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. We also intend to incorporate a “freemium” component in our revenue model. ”Freemium” is a term used to describe a free version supported by a paid premium version. This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We anticipate that we will also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.

Because our business model is essentially a decentralized system with a centralized host, we have been able to maximize our available resources. We currently operate with a small staff in Boca Raton, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service. In addition, our executive officers have deferred their salaries in order to conserve our cash resources. As a result of our strategies, our operating costs will remain relatively stable during 2010 even with an expected increase in our membership base.

As a result of the foregoing, we believe we are positioned to continue the implementation of our business strategy, the key elements of which include expanding our membership base and increasing the monetization of our website. In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base. Based upon our current level of working capital, our marketing efforts in 2010 are anticipated to include online marketing and targeted seminars. While we believe these efforts will result in an increase in our membership base, the benefits to us will be limited. We believe that in order to fully maximize the immediate growth potential of our business and build our membership base to a critical mass, we will need to invest between $3 million and $5 million on a comprehensive marketing program which will include television and print advertising as well as online advertising and targeted seminars. We will need to raise additional capital to fund these costs.

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

During the first quarter of fiscal 2010 we raised $48,000 from the sale of our securities and we continue to attempt to raise capital through private sales. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to market our company during 2010 will be limited and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at December 31, 2010 we have an accumulated deficit of approximately $13.35 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the three months ended December 31, 2009 we had no revenue and in 2008 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2008 all of our revenues were attributable to our relationship with one advertising partner. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

General and administrative expense. For the three months ended December 31, 2009, general and administrative expenses were $590,621 as compared to $245,155 for the three months ended December 31, 2008, an increase of $345,466 or approximately 140.9%. For the three months ended December 31, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q1 2009	Fiscal Q1 2008
Occupancy	$19,263	$19,201
Consulting	40,000	—
Employee compensation	426,700	125,726
Professional fees	37,877	25,194
Internet/Phone	1,373	1,828
Travel/Entertainment	11	967
Product development	4,877	20,522
Marketing	—	7,754
Depreciation and amortization	53,429	39,528
Other	7,091	4,435
	$590,621	$245,155

•	For the three months ended December 31, 2009, Occupancy expense increased to $19,263 as compared to $19,201.
•	For the three months ended December 31, 2009, Consulting expense increased to $40,000 as compared to $0.

•

For the three months ended December 31, 2009, salaries and related expenses increased to $426,700 as compared to $125,726. Employee compensation is higher due to an increase in expense related to stock based compensation of $342,728 which is primarily due to the acceleration of vesting on 166,500,000 shares, versus the prior year, offset by a reduction in salary expense of $41,753.

•

For the three months ended December 31, 2009, Professional fee expense increased to $37,877 as compared to $25,194. Professional fee expense increased primarily due to increased legal fees as compared to the prior year.

•

For the three months ended December 31, 2009, travel and entertainment expense decreased to $11 as compared to $967. Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•	For the three months ended December 31, 2009, Product development expense amounted to $4,877 as compared to $20,522 for the three months ended December 31, 2008, a decrease of $15,645, or 76%.
•	For the three months ended December 31, 2009, Other expense amounted to $7,091 as compared to $4,435 for the three months ended December 31, 2008, an increase of $2,656, or 60%.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2009, with the exception of share-based payments that the Company may incur from time to time.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2009 (unaudited) and September 30, 2009:

	December 31, 2009 ($)	September 30, 2009($)	% of change
Working capital (deficit)	(358,141)	(275,983)	-29.8%
Cash	56,940	90,947	-37.4%
Total current assets	56,940	90,947	-37.4%
Total assets	243,265	330,701	-26.4%
Accounts payable and accrued expenses	135,066	94,164	+43.4%
Notes payable and accrued interest	280,016	272,766	+2.7%
Total current liabilities	415,082	366,930	+13.1%
Total liabilities	415,082	366,930	+13.1%

At December 31, 2009 our working capital deficit increased as compared to September 30, 2009 primarily as a result of an increase in accounts payable and accrued expenses.

Operating activities

Net cash used for continuing operating activities for the three months ended December 31, 2009 was $84,952 as compared to $145,523 for the three months ended December 31, 2008. Non-cash items totaling $464,769 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2009 include:

•	$411,340 related to the expense associated with the issuance of stock options, and
•	$53,428 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $40,902.

Non-cash items totaling $124,141 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2008 include:

•	an adjustment of $106,449 to reconcile our net loss to net cash used in continuing operating activities,
•	$16,000 representing the value of shares issued to third parties for services which represents capitalized web development costs,
•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and
•	$39,528 of depreciation and amortization.

In addition, we used cash of $24,943 to reduce our accounts payable and accrued expenses during the quarter ended December 31, 2008.

Investing activities

We had no investing activities in the quarter ending December 31, 2009. Net cash used in investing activities for the three months ended December 31, 2008 was $79,083, which reflects Web site development costs of $75,000 and the purchase of furniture and fixtures of $4,083.

Financing activities

Net cash provided by financing activities was $50,944 for the three months ended December 31, 2009 as compared to $76,000 for the three months ended December 31, 2008. During the fiscal 2009 period we generated cash from the sale of our securities and the exercise of employee stock options, and during the fiscal 2008 period we generated cash from the sale of our securities.

Critical Accounting Policies

Web site Development Costs

We capitalized certain internal use software and Web site development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is two years.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R) now FASB ASC 718, Compensation-Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with its fiscal 2006 year, we adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts are amortized over the respective vesting periods of the options granted.

Recent accounting pronouncements

New Accounting Standards

Effective September 15, 2009, the Financial Accounting Standards Codification Board ™ (“Codification”) is a single official source of authoritative U.S. GAAP, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Recent accounting pronouncements

In May 2009, the FASB issued Accounting Standards Codification Topic 855 (ASC Topic 855) “Subsequent Events”. Topic 855  requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non- grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements and results of operations.

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

In June 2009, the FASB issued Accounting Standards Codification Topic 810 (ASC Topic 810) “Accounting for Transfers of Financial Assets”. Topic 810 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The adoption of this pronouncement did not have a material impact on the financial statements

In June 2009, the FASB issued Accounting Standards Codification Topic 810 (ASC Topic 810) ”Amendments to FASB Interpretation No. 46(R)”. Topic 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC Topic 105) ”The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following Topic 105, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial and accounting officer)
32.1	Section 1350 Certification of the Chief Executive Officer (principal executive officer)
32.2	Section 1350 Certification of the Chief Financial Officer (principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

February 16, 2010	By: /s/ Robert Druzak
Robert Druzak
CEO, President, principal executive officer