Form 10-Q
period 2010-03-31
VOIS Inc.
filed 2010-05-17
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

(561) 998-3882 (571) 287-2388
(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The number of shares of the registrant’s Common Stock, $.00001 par value, outstanding at May 17, 2010, the latest practicable date, was: 2,573,008,930.

VOIS INC.

FORM 10-Q

March 31, 2010

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, "we", "our", and "us" refers to VOIS Inc., a Florida corporation, and our subsidiary.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2009” means the year ended September 30, 2009 and "fiscal 2010" means the year ending September 30, 2010.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)	(1)

ASSETS

Current Assets:
Cash	$16,126	$90,947
Total current assets	16,126	90,947

Website development costs, net of accumulated amortization of $388,618 and $289,742 at March 31, 2010 and September 30, 2009, respectively	118,942	201,018

Property and equipment, net of accumulated depreciation of $21,347 and $17,265 at March 31, 2010 and September 30, 2009, respectively	12,232	16,313
Other assets	22,422	22,423
Total assets	$169,722	$330,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$95,255	$94,164
Notes payable and accrued interest	287,266	272,766
Total current liabilities	382,521	366,930

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.00001 par value; 100,000,000,000 shares authorized; 2,556,342,263 and 828,528,200 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	25,563	8,285
Additional paid-in capital	26,940,324	12,709,179
Deficit accumulated during the development stage	(27,178,686)	(12,753,693)

Total stockholders’ deficit	(212,799)	(36,229)

Total liabilities and stockholders’ deficit	$169,722	$330,701

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three month period ended March 31, 2010	Three month period ended March 31, 2009	Six month period ended March 31, 2010	Six month period ended March 31, 2009	Cumulative For the Period From May 19, 2000 (Inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$222	$36,139

Operating expenses:
Selling, general & administrative	13,819,870	148,285	14,410,491	393,440	23,398,007
Total operating expenses	(13,819,870)	148,285	14,410,491	393,440	23,398,007

Operating loss	(13,819,870)	(148,285)	(14,410,491)	(393,218)	(23,361,868)

Other (income) expense:
Interest income	—	(37)	—	(249)	(4,572)
Loss on investment in A.D. Parma	—	—	—	—	125,000
Interest expense	7,250	5,437	14,501	12,688	622,604
Interest expense-related party	—	—	—	—	13,391
	7,250	5,400	14,501	12,439	756,423

Loss from continuing operations	(13,827,120)	(153,685)	(14,424,992)	(405,657)	(24,118,291)

Loss from discontinued operations	—	—	—	—	(3,060,394)

Net loss	$(13,827,120)	$(153,685)	$(14,424,992)	$(405,657)	$(27,178,686)

Per share data- basic and diluted:
Loss from continuing operations	$(0.009)	$0.00	$(0.012)	(0.001)
Loss from discontinued operations	$—	$—	$—	$—
Net loss	$(0.009)	$0.00	$(0.012)	$(0.001)

Basic and diluted weighted average common shares outstanding	1,463,543,930	828,503,200	1,188,483,085	776,295,900

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six-month period ended March 31, 2010	Six-month period ended March 31, 2009	Cumulative for the Period From May 19, 2000 (Inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(14,424,992)	$(405,657)	$(27,178,685)
Less income (loss) from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(14,424,992)	(405,657)	(24,118,291)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	11,280,000	—	16,966,929
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	2,070,000	16,000	2,267,839
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	4,082	4,665	21,347
Amortization	98,876	88,453	388,618
Amortization of deferred compensation	765,478	68,613	1,039,928
Changes in operating assets and liabilities
Other asset	—	—	(14,226)
Deferred tax asset	—	(23,810)	(77,500)
Accrued interest	14,500	12,689	160,110
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	1,091	(27,167)	952,401
Deferred tax liability	—	23,810	77,500
Total adjustments to loss from continuing operations	14,234,027	163,253	22,048,936
Net cash flows from continuing operating activities	(190,965)	(242,404)	(2,069,355)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(190,965)	(242,404)	(4,157,472)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	(16,800)	(150,000)	(507,560)
Capital expenditures	—	(4,303)	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	(16,800)	(154,303)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	84,944	—	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	48,000	76,000	4,549,588
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	132,944	76,000	4,922,832

Net increase (decrease) in cash	(74,821)	(320,707)	16,126

Cash, beginning of year	90,947	640,486	—

Cash, end of period	$16,126	$319,779	$16,126

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$32,443

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$—	$204,500	$204,500
Forfeiture of executive compensation	$—	$630,848	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$—	$(809,231)	$834,231
Deferred financing and offering costs	$—	$—	$249,689
Deferred compensation	$—	$—	$(274,450)
Equipment financed	$—	$—	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

Through March 31, 2010, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $27,178,686.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

In January, 2010, the Company launched a new portal within its existing website to provide testing and development, and created code and data repositories for both contract and freelance software developers working to build next generation cloud application software.  The Company’s offices are located in Sterling, Virginia.

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of ASC Codification Topic 915: Development stage entities. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The results of operations for the three and six-months ending March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending September 30, 2010.

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

March 31, 2010

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

Mr. Signorello is Chief Executive Officer and a member of the Board of Directors of IceWEB, Inc., and by virtue of his position with that company, has voting and dispositive control over those securities.  As a result of both his purchase of shares of our common stock from Mr. Tabin and his voting and dispositive control over the shares purchased by IceWEB, Mr. Signorello now holds voting and dispositive control over an aggregate of 875,000,000 shares of our common stock representing approximately 34% of our outstanding common stock.

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At March 31, 2010, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of March 31, 2010, we have capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

Share-based Payment

We record share based payments under the provisions of FASB ASC 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under FASB ASC 718.  Effective with its fiscal 2006 year, the Company adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	March 31, 2010	September 30, 2009

Stock Options	404,135,937	356,950,000
Warrants	—	11,595,100
Rights Issued to Note Holders	1,586,800	1,586,800
Total	405,722,737	370,131,900

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $20,176 during the six-month periods ending March 31, 2010 and 2009, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31, 2010	September 30, 2009

Website development costs	$507,560	$490,760
Less: accumulated amortization	(388,618)	(289,742)
Website development costs, net	$118,942	$201,018

Amortization expense of the website development costs amounted to $98,876 and $88,453 during the six-month periods ending March 31, 2010 and 2009, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	March 31, 2010	September 30, 2009
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,041
	33,578	33,578
Accumulated depreciation	(21,346)	(17,265)
Property and equipment, net	$12,232	$16,313

Depreciation expense of the property and equipment amounted to $4,081 and $4,665 during the six-month periods ending March 31, 2010 and 2009, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2010 and September 30, 2009 are comprised of the following:

	March 31, 2010	September 30, 2009

Trade payables and accrued expenses	$95,255	$94,164

NOTE 6 - NOTES PAYABLE

March 31, 2010

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $142,266 in accrued interest and penalty at March 31, 2010. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

March 31, 2010

Principal	$145,000
Interest and Penalty	142,266
Total	$287,266

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $14,500 during the six-month period ending March 31, 2010.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

NOTE 6 - NOTES PAYABLE (Continued)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

March 31, 2010

NOTE 8 - CAPITAL STOCK

Issuance of Shares Pursuant to Private Placements

During the six-month period ending March 31, 2010, the Company issued 160,000,000 shares of common stock pursuant to a private placement, generating proceeds of $48,000.

Issuance of Shares to Officers and Directors

On March 4, 2010, the Company issued 1,300,000,000 shares to officers and directors of the Company as compensation in lieu of cash. The shares were valued at $0.086 per share. The expense associated with the issuance of stock totaled $11,180,000 and is included in selling, general & administrative expense in the accompanying statement of operations for the three and six month periods ending March 31, 2010.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of March 31, 2010, options and stock rights covering an aggregate of 42,950,000 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009) and 2,543,333 shares remain available for issuance under the 2002 Plan.  At March 31, 2010 we have outstanding options to purchase an aggregate of 45,006,700 shares of our common stock with an exercise price of $0.0525 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

March 31, 2010

NOTE 8 - CAPITAL STOCK (Continued)

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2008.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of March 31, 2010, options and stock rights covering an aggregate of 120,000,000 shares of our common stock have been granted and 30,000,000 shares remain available for issuance under the 2007 Plan.  At March 31, 2010 we have outstanding options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

March 31, 2010

NOTE 8 - CAPITAL STOCK (Continued)

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.  The Company recorded $258,138 of option based compensation expense in the six months ending March 31,2010 related to the amendment of these options.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2010	2009

Expected volatility	385% - 542%	141.57%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.33%	4.24%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

NOTE 8 - CAPITAL STOCK (Continued)

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

For the six months ended March 31, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $765,478.  At March 31, 2010, there was approximately $377,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2010 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	356,950,000	$0.0176
Granted	70,000,000	0.0053
Exercised	(22,814,063)	0.0037
Forfeited	—	—
Balance at end of period	404,135,937	$0.0162

Options exercisable at end of period	285,764,270	$0.020

Weighted average fair value of options granted during the year		$0.0053

The following table summarizes information about employee stock options outstanding at March 31, 2010:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2010	Life	Price	2010	Price

.0035 - .0055	128,600,937	4.14 years	.0035 - .0055	62,968,854	$ 0.0043
.006 - .0066	88,390,000	4.32 years	.006 - .0066	48,785,833	0.0064
.007 - .025	144,195,000	2.77 years	.007 - .025	131,059,583	0.0235
.0525	42,950,000	2.18 years	.0525	42,950,000	0.0525
	404,135,937			285,764,270	$ 0.02

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

In January, 2010, the Company launched a new portal within its existing website to provide testing and development, and created code and data repositories for both contract and freelance software developers working to build next generation cloud application software.

We are a development stage company.  During fiscal 2009 and continuing into the first half of fiscal 2010 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.

During the first half of fiscal 2010 we raised $48,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our company during 2010 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at March 31, 2010 we have an accumulated deficit of approximately $27.2 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Six Month Period ended March 31, 2010

During the six months ended March 31, 2010 we had no revenue and in 2009 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2009 all of our revenues were attributable to our relationship with one advertising partner. During February 2009, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

General and administrative expense. For the six months ended March 31, 2010, general and administrative expenses were $14,410,491 as compared to $393,440 for the six months ended March 31, 2009, an increase of $14,017,051. For the six months ended March 31, 2010 and 2009 general and administrative expenses consisted of the following:

	2010	2009

Occupancy	$19,263	$38,166
Consulting	2,117,500	—
Employee compensation	12,060,838	149,410
Professional fees	85,905	41,498
Internet/Phone	3,409	3,546
Travel/Entertainment	11	4,794
Product development	8,243	37,787
Marketing	—	19,946
Depreciation and amortization	102,958	93,119
Other	12,364	5,174
	$14,410,491	$393,440

•	For the six months ended March 31, 2010, Occupancy expense decreased to $19,263 as compared to $38,166. We vacated our offices in December, 2009.

•

For the six months ended March 31, 2010, Consulting expense increased to $2,117,500 as compared to $0, as a result of restricted stock issued to consultants which are tasked with our business development efforts.

•

For the six months ended March 31, 2010, salaries and related expenses increased to $12,060,838 as compared to $149,410.  Employee compensation is higher due to an increase in expense related to the issuance of restricted stock to senior management and the board of directors, and stock based compensation of $765,478 which is primarily due to the issuance of employee stock options.

•

For the six months ended March 31, 2010, Professional fee expense increased to $85,905 as compared to $41,498. Professional fee expense increased primarily due to increased legal fees from on-going litigation, as compared to the prior year.

•

For the six months ended March 31, 2010, travel and entertainment expense decreased to $11 as compared to $4,794.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•	For the six months ended March 31, 2010, Product development expense amounted to $8,243 as compared to $37,787 for the six months ended March 31, 2009, a decrease of $29,544, or 78%.

•

For the six months ended March 31, 2010, Other expense amounted to $12,364 as compared to $5,174 for the six months ended March 31, 2009, an increase of $7,190, or 139%.  The increase is due to moving expenses of $5,163, and increased computer expenses of $6,587.

Three Month Period ended March 31, 2010

During the three months ended March 31, 2010 we had no revenue and in 2009 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2009 all of our revenues were attributable to our relationship with one advertising partner. During February 2009, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

General and administrative expense. For the three months ended March 31, 2010, general and administrative expenses were $13,819,870 as compared to $148,285 for the three months ended March 31, 2009, an increase of $13,671,585. For the three months ended March 31, 2010 and 2009 general and administrative expenses consisted of the following:

	2010	2009

Occupancy	$—	$18,965
Consulting	2,077,500	—
Employee compensation	11,634,138	23,484
Professional fees	48,028	16,304
Internet/Phone	2,036	1,719
Travel/Entertainment	—	3,826
Product development	3,365	17,265
Marketing	—	12,007
Depreciation and amortization	49,529	53,591
Other	5,274	1,124
	$13,819,870	$148,285

•	For the three months ended March 31, 2010, Occupancy expense decreased to $0 as compared to $18,965. We vacated our offices in December, 2009.

•

For the three months ended March 31, 2010, Consulting expense increased to $2,077,500 as compared to $0, as a result of restricted stock issued to consultants which are tasked with our business development efforts.

•

For the three months ended March 31, 2010, salaries and related expenses increased to $11,634,138 as compared to $23,484.  Employee compensation is higher due to an increase in expense related to the issuance of restricted stock to senior management and the board of directors, and stock based compensation of $354,138 which is primarily due to the issuance of employee stock options.

•

For the three months ended March 31, 2010, Professional fee expense increased to $48,028 as compared to $16,304. Professional fee expense increased primarily due to increased legal fees from on-going litigation as compared to the prior year.

•

For the three months ended March 31, 2010, travel and entertainment expense decreased to $0 as compared to $3,826.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•	For the three months ended March 31, 2010, Product development expense amounted to $3,365 as compared to $17,265 for the three months ended March 31, 2009, a decrease of $13,900, or 80%.

•

For the three months ended March 31, 2010, Other expense amounted to $5,274 as compared to $1,124 for the three months ended March 31, 2009, an increase of $4,150.  The increase is primarily due to moving expenses of $5,163.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during the balance of fiscal 2010, excluding the stock based compensation expense.  We will continue our business development and marketing efforts.  Our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2010 (unaudited) and September 30, 2009:

	March 31, 2010	September 30, 2009($)	% of change

Working capital (deficit)	(366,395)	(275,983)	-32.8%
Cash	16,126	90,947	-82.3%
Total current assets	16,126	90,947	-82.3%
Total assets	169,723	330,701	-48.7%
Accounts payable and accrued expenses	95,255	94,164	+1.2%
Notes payable and accrued interest	287,266	272,766	+5.3%
Total current liabilities	382,521	366,930	+4.2%
Total liabilities	382,521	366,930	+113.1%

At March 31, 2010 our working capital decreased as compared to September 30, 2009 primarily as a result of a reduction in cash.

Operating activities

Net cash used for continuing operating activities for the six months ended March 31, 2010 was $190,965 as compared to $242,404 for the six months ended March 31, 2009.  For the six months ended March 31, 2010 we had a net loss of $14,424,992 offset by non-cash items totaling $14,234,027 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2010 which included:

•	$11,280,000 related to the expense associated with the issuance of restricted stock to officers and directors,

•	$2,070,000 related to the expense associated with the issuance of restricted stock to consultants for services,

•	$765,478 related to the expense associated with the issuance of stock options, and

•	$102,958 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $1,091.

Non-cash items totaling $177,731 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2009 include:

•	$16,000 representing the value of shares issued to third parties for services which represents capitalized web development costs,

•	$68,613 of amortization of deferred compensation related to an agreement for advertising services, and

•	$93,118 of depreciation and amortization.

In addition, we used cash of $27,167 to reduce our accounts payable and accrued expenses during the first half of the fiscal 2009.

Investing activities

Net cash used in investing activities for the six months ended March 31, 2010 was $16,800, which reflects Web site development costs.

Net cash used in investing activities for the six months ended March 31, 2009 was $154,303, which reflects Web site development costs of $150,000 and the purchase of furniture and fixtures of $4,303.

Financing activities

Net cash provided by financing activities was $132,944 for the six months ended March 31, 2010 as compared to $76,000 for the six months ended March 31, 2009. During the fiscal 2010 period we generated cash from the sale of our securities of $48,000 and from the exercise of employee stock options of $84,944. During the fiscal 2009 period we generated cash from the sale of our securities in the amount of $76,000.

Critical Accounting Policies

Web site Development Costs

We capitalized certain internal use software and Web site development costs. We use judgment in estimating the useful life of the costs capitalized for each specific project which is two years.

Share-Based Payments

In December 2004, the FASB issued ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS ASC Topic 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. ASC Topic 718 permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for ASC Topic 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC Topic 718. Effective with our fiscal 2006, we adopted the provisions of ASC Topic 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent accounting pronouncements

In March 2009, the FASB issued ASC 815, Derivatives and Hedging which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815, and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. ASC 815 is effective for our company beginning December 15, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations, “Business Combinations”, which replaced ASC 805. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805 was effective for our company beginning December 15, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC 810-65 was effective for our company effective December 15, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In May 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles the FASB Accounting Standards Codification”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. We are currently evaluating the effects, if any, that ASC 105-10 may have on our financial reporting.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2009, the FASB issued “FSP FAS 157-2-Effective Date of ASC 820” , which delays the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC 820. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements.

In April 2009, FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years.  Management is currently evaluating the effects, if any, that this staff position may have on our financial reporting.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to a smaller reporting company.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer, principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer, principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer, principal executive officer
32.2	Section 1350 certification of Chief Financial Officer, principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

May 17, 2010	By: /s/ William Marginson
William Marginson,
Chief Executive Officer, principal executive officer

May 17, 2010	By: /s/ Mark B. Lucky
Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer