Form 10-Q
period 2010-06-30
VOIS Inc.
filed 2010-08-13
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(MARK ONE)
FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-33035

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8709 Hunters Green Dr., Suite 300, Tampa, FL	33647
(Address of principal executive offices)	(Zip Code)

(813) 907-2999

(Registrant's telephone number, including area code)

22900 Shaw Road, Suite 111, Sterling, VA  20166

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

The number of shares of the registrant’s Common Stock, $.00001 par value, outstanding at August 13, 2010, the latest practicable date, was: 2,666,342,263.

VOIS INC.
FORM 10-Q
June 30, 2010
(Unaudited)

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash	$13,713	$90,947
Total Current Assets	13,713	90,947

OTHER ASSETS:
Property and equipment, net	10,812	16,313
Website development costs, net of accumulated amortization of $427,521 and $289,742 at June 30, 2010 and September 30, 2009, respectively	80,039	201,018
Other assets	22,423	22,423
Total Assets	$126,987	$330,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$172,292	$94,164
Notes payable and accrued interest	294,516	272,766
Total current liabilities	466,808	366,930

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)	-	-

Common stock ($.00001 par value; 100,000,000,000 shares authorized; 2,666,342,263 and 828,528,200 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively)	26,663	8,285
Additional paid in capital	27,636,169	12,709,180
Deficit accumulated during the development stage	(28,002,653)	(12,753,694)

Total stockholders' deficit	(339,821)	(36,229)

Total liabilities and stockholders' deficit	$126,987	$330,701

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					For the
					Period From
					May 19,
	Three month	Three month	Nine month	Nine month	2000
	period ended	period ended	period ended	period ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$1,319		$1,541	$36,139

Operating expenses:
Selling, general & administrative	816,718	343,890	15,227,208	737,330	24,214,724
Total operating expenses	816,718	343,890	15,227,208	737,330	24,214,724

Operating loss	(816,718)	(342,571)	(15,227,208)	(735,789)	(24,178,585)

Other (income) expense:
Interest income	-	(4)	-	(253)	(4,572)
Loss on investment in A.D. Parma	-	-	-	-	125,000
Interest expense	7,250	9,063	21,751	21,751	629,854
Interest expense - related party	-	-	-	-	13,391
	7,250	9,059	21,751	21,498	763,673

Loss from continuing operations	(823,968)	(351,630)	(15,248,960)	(757,287)	(24,942,259)

Loss from discontinued operations	-	-	-	-	(3,060,394)

Net loss	$(823,968)	$(351,630)	$(15,248,960)	$(757,287)	$(28,002,653)

Per share data- basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	2,571,946,659	828,242,200	1,650,599,148	789,800,000

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month	Nine-month	Cumulative For the Period
	Period ended	period ended	From May 19, 2000 (Inception)
	June 30, 2010	June 30, 2009	to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(15,248,960)	$(757,287)	$(28,002,653)
Less income -loss from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(15,248,960)	(757,287)	(24,942,259)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	11,835,000	180,924	17,521,929
Fair value of rights issued pursuant to notes payable	-	-	117,112
Fair value of shares issued for services	2,070,000	56,000	2,267,839
Loss on extinguishment of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	5,502	7,017	22,767
Amortization	137,779	144,398	427,521
Amortization of deferred compensation	907,423	68,613	1,181,873
Changes in operating assets and liabilities
Other asset	-	-	(14,226)
Deferred tax asset	-	(13,259)	(77,500)
Accrued interest	21,750	21,783	167,360
Accrued interest-related party	-	-	5,474
Accounts payable and accrued expenses	78,128	(43,446)	1,029,438
Deferred tax liability	-	13,259	77,500
Total adjustments to loss from continuing operations	15,055,582	435,289	22,870,491
Net cash flows from continuing operating activities	(193,378)	(321,998)	(2,071,768)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(193,378)	(321,998)	(4,159,885)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	(16,800)	(178,800)	(507,560)
Capital expenditures	-	(4,303)	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	(16,800)	(183,103)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	-	(438,769)
Exercise of options	84,944	-	119,595
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	-	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of shares of common stock	48,000	76,000	4,549,588
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	132,944	76,000	4,922,832

Net increase (decrease) in cash	(77,234)	(429,101)	13,713

Cash, beginning of period	90,947	640,486	-

Cash, end of period	13,713	211,385	13,713

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	32,443
Cash paid for taxes	-	-	-

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	-	204,500	204,500
Forfeiture of executive compensation	-	630,848	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	-	834,231	834,231
Deferred financing and offering costs	-	-	249,689
Deferred compensation	-	-	(274,450)
Equipment financed	-	-	34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Through June 30, 2010, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $28,002,653. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

In January, 2010, the Company launched a new portal within its existing website to provide testing and development, and created code and data repositories for both contract and freelance software developers working to build next generation cloud application software.  The Company’s offices are located in Tampa, Florida.

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

The results of operations for the three and nine-months ending June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending September 30, 2010.

Change in Control

On November 2, 2009 Mr. Herbert Tabin, formerly an executive officer and director of our company, sold 225,000,000 shares of our common stock, including shares owned beneficially and of record by him as well as shares owned by entities over which he holds voting and dispositive control, to Mr. John R. Signorello for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represent approximately 27% of our outstanding common stock before the sale of shares to IceWEB, Inc. by us in a private transaction.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Mr. Signorello is Chief Executive Officer and a member of the Board of Directors of IceWEB, Inc., and by virtue of his position with that company, has voting and dispositive control over those securities.  As a result of both his purchase of shares of our common stock from Mr. Tabin and his voting and dispositive control over the shares purchased by IceWEB, Mr. Signorello now holds voting and dispositive control over an aggregate of 875,000,000 shares of our common stock representing approximately 33% of our outstanding common stock.

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At June 30, 2010, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of June 30, 2010, we have capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	June 30,	September 30,
	2010	2009

Stock Options	387,469,270	359,006,700
Warrants	—	11,595,100
Rights Issued to Note Holders	1,586,800	1,586,800
Total	389,056,070	372,188,600

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $26,943 during the nine-month periods ending June 30, 2010 and 2009, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of ASC 855 did not have a material impact on our financial statements.

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

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30	September 30,
	2010	2009

Website development costs	$507,560	$490,760
Less: accumulated amortization	(427,521)	(289,742)
Website development costs, net	$80,039	$201,018

Amortization expense of the website development costs amounted to $137,779 and $144,398 during the nine-month periods ending June 30, 2010 and 2009, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	June 30,	September 30,
	2010	2009
Continuing Operation
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,041
	33,578	33,578
Accumulated depreciation	(22,766)	(17,265)
Property and equipment, net	$10,812	$16,313

Depreciation expense of the property and equipment amounted to $5,502 and $7,017 during the nine-month periods ending June 30, 2010 and 2009, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2010 and September 30, 2009 are comprised of trade payables and accrued salaries:

	June 30,	September 30,
	2010	2009

Trade payables and accrued expenses	$172,292	$94,164

NOTE 6 - NOTES PAYABLE

June 30, 2010

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes  $149,516 in accrued interest and penalty at June 30, 2010. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

June 30,
2010

Principal	$145,000
Interest and Penalty	149,516
Total	$294,516

The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $21,750 during the nine-month period ending June 30, 2010.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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
June 30, 2010
(Unaudited)

NOTE 8 - CAPITAL STOCK

Issuance of Shares Pursuant to Private Placements

During the nine-month period ending June 30, 2010, the Company issued 160,000,000 shares of common stock pursuant to a private placement, generating proceeds of $48,000.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of June 30, 2010, options and stock rights covering an aggregate of 42,950,000 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009) and 2,543,333 shares remain available for issuance under the 2002 Plan.  At June 30, 2010 we have outstanding options to purchase an aggregate of 43,000,000 shares of our common stock with an exercise price of $0.0525 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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
June 30, 2010
(Unaudited)

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2008.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of June 30, 2010, options and stock rights covering an aggregate of 120,000,000 shares of our common stock have been granted and 30,000,000 shares remain available for issuance under the 2007 Plan.  At June 30, 2010 we have outstanding options to purchase an aggregate of 120,000,000 shares of our common stock with an exercise price of $0.025 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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
June 30, 2010
(Unaudited)

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 166,500,000 shares of our common stock with exercise prices ranging from $0.0035 to $0.007 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.  The Company recorded $258,138 of option based compensation expense in the six months ending June 30, 2010 related to the amendment of these options.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30,
	2010	2009

Expected volatility	385% - 550%	193%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.33%	1.38%
Forfeiture Rate	0% - 45%	0%
Expected dividend yield	0%	0%

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

For the nine months ended June 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $907,423.  At June 30, 2010, there was approximately $242,400 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of year	359,006,700	$0.0175
Granted	70,000,000	$0.0053
Exercised	(39,480,730)	$0.0100
Forfeited	(2,056,700)	$0.0525
Balance at end of period	387,469,270	$0.0166

Options exercisable at end of period	306,680,937	$0.0196

Weighted average fair value of options granted during the year		$0.0053

The following table summarizes information about employee stock options outstanding at June 30, 2010:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2010	Life	Price	2010	Price

.0035 - .0055	128,600,937	3.89 years	.0035 - .0055	78,125,104	0.0043
.006 - .0066	71,723,333	4 years	.006 - .0066	51,515,000	0.0064
.007 - .025	144,195,000	2.52 years	.007 - .025	134,090,833	0.0231
0.0525	42,950,000	1.93 years	0.0525	42,950,000	0.0525
	387,469,270			306,680,937	0.0196

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

NOTE 9 – SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended June 30, 2010, subsequent events were evaluated by the Company through the date the unaudited financial statements for the three months ended June 30, 2010, are issued.

No recognized or non-recognized subsequent events were noted.

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

During the first nine months of fiscal 2010 we raised $48,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to market our company during 2010 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at June 30, 2010 we have an accumulated deficit of approximately $27.2 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Nine Month Period ended June 30, 2010

During the nine months ended June 30, 2010 we had no revenue and in 2009 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2009 all of our revenues were attributable to our relationship with one advertising partner. During February 2009, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

General and administrative expense. For the nine months ended June 30, 2010, general and administrative expenses were $15,227,208 as compared to $737,330 for the nine months ended June 30, 2009, an increase of $14,489,878. For the nine months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	2010	2009

Occupancy	$19,263	$56,921
Consulting	2,131,000	—
Employee compensation	12,762,783	335,714
Professional fees	146,684	73,321
Internet/Phone	3,409	5,077
Travel/Entertainment	11	12,229
Product development	8,353	63,432
Marketing	—	27,128
Depreciation and amortization	143,281	151,415
Other	12,424	12,094
	$15,227,208	$737,330

•	For the nine months ended June 30, 2010, Occupancy expense decreased to $19,263 as compared to $56,921. We vacated our offices in December, 2009.

•
For the nine months ended June 30, 2010, Consulting expense increased to $2,131,000 as compared to $0, as a result of restricted stock issued to consultants which are tasked with our business development efforts.

•
For the nine months ended June 30, 2010, salaries and related expenses increased to $12,762,783 as compared to $335,714.  Employee compensation is higher due to an increase in expense related to the issuance of restricted stock to senior management and the board of directors of $11,780,000, and stock option expense of $907,423 which is primarily due to the issuance of employee stock options.

•
For the nine months ended June 30, 2010, Professional fee expense increased to  $146,684 as compared to $73,321. Professional fee expense increased primarily due to increased legal fees from on-going litigation, as compared to the prior year.

•
For the nine months ended June 30, 2010, travel and entertainment expense decreased to $11 as compared to $12,229.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•	For the nine months ended June 30, 2010, Product development expense amounted to $8,353 as compared to $63,432 for the nine months ended June 30, 2009, a decrease of $55,078, or 87%.

•	For the nine months ended June 30, 2010, Other expense amounted to $12,424 as compared to $12,094 for the nine months ended June 30, 2009.

Three Month Period ended June 30, 2010

During the three months ended June 30, 2010 we had no revenue and in 2009 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2009 all of our revenues were attributable to our relationship with one advertising partner. During February 2009, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.

General and administrative expense. For the three months ended June 30, 2010, general and administrative expenses were $816,718 as compared to $343,890 for the three months ended June 30, 2009, an increase of $472,828, or 137%. For the three months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	2010	2009

Occupancy	$-	$18,755
Consulting	13,500	0
Employee compensation	701,945	186,504
Professional fees	60,779	31,823
Internet/Phone	—	1,531
Travel/Entertainment	—	7,435
Product development	111	25,645
Marketing	—	7,182
Depreciation and amortization	40,323	58,296
Other	60	6,719
	$816,718	$343,890

•	For the three months ended June 30, 2010, Occupancy expense decreased to $0 as compared to $18,755. We vacated our offices in December, 2009.

•	For the three months ended June 30, 2010, Consulting expense increased to $13,500 as compared to $0, as a result of our business development efforts.

•	For the three months ended June 30, 2010, salaries and related expenses increased to $701,945 as compared to $186,504. Employee compensation is higher due to higher stock based compensation expense.

•
For the three months ended June 30, 2010, Professional fee expense increased to $60,779 as compared to $31,823. Professional fee expense ioncreased primarily due to higher legal fees from on-going litigation as compared to the prior year.

•
For the three months ended June 30, 2010, travel and entertainment expense decreased to $0 as compared to $7,435.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•	For the three months ended June 30, 2010, Product development expense amounted to $111 as compared to $25,645 for the three months ended June 30, 2009.

•
For the three months ended June 30, 2010, Other expense amounted to $60 as compared to $6,719 for the three months ended June 30, 2009.  The decrease is primarily due to moving expenses of $5,163 incurred in the prior year.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2010 (unaudited) and September 30, 2009:

	June 30,	September 30,	$	%
	2010	2009	Change	Change

Working Capital	(453,095)	(275,983)	(177,112)	64.2%
Cash	13,713	90,947	(77,234)	(84.9)%
Total current assets	13,713	90,947	(77,234)	(84.9)%
Total assets	126,987	330,701	(203,714)	(61.6)%
Accounts payable and accrued liabilities	172,292	94,164	78,128	83.0%
Notes payable and accrued interest	294,516	272,766	21,750	8.0%
Total current liabilities	466,808	366,930	99,878	27.2%
Total liabilities	466,808	366,930	99,878	27.2%

At June 30, 2010 our working capital decreased as compared to September 30, 2009 primarily as a result of our operating losses and a reduction in cash.

Operating activities

Net cash used for continuing operating activities for the nine months ended June 30, 2010 was $193,378 as compared to for the nine months ended June 30, 2009.  For the nine months ended June 30, 2010 we had a net loss of $15,248,960 offset by non-cash items totaling $15,055,582 contributing to the net cash used in continuing operating activities for the nine months ended June 30, 2010 which included:

•	$11,835,000 related to the expense associated with the issuance of restricted stock to officers and directors,

•	$2,070,000 related to the expense associated with the issuance of restricted stock to consultants for services,

•	$907,423 related to the expense associated with the issuance of stock options, and

•	$143,281 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the nine month period of $78,128.

Net cash used for continuing operating activities for the nine months ended June 30, 2009 was $321,998.  Non-cash items totaling approximately $465,000 contributing to the net cash used in continuing operating activities for the nine months ended June 30, 2009 include:

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

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2010 was $16,800, which reflects Web site development costs.

Net cash used in investing activities for the nine months ended June 30, 2009 totaled $183,103, which includes Web site development costs of $178,800 and the purchase of furniture and fixtures of $4,303.

Financing activities

Net cash provided by financing activities was $132,944 for the nine months ended June 30, 2010 as compared to $76,000 for the nine months ended June 30, 2009. During the fiscal 2010 period we generated cash from the sale of our securities of $48,000 and from the exercise of employee stock options of $84,944. During the fiscal 2009 period we generated cash from the sale of our securities in the amount of $76,000.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

At September 30, 2009 we reported that we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $128,000. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.

In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time was known as Medstrong International, was under significant financial distress, the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.

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

Recently, the original promissory notes which underly the litigation described above have been discovered among our records. This is a significant development.  Under the Uniform Commercial Code, possession of original promissory notes by the maker of said promissory notes may result in discharge of the maker’s liability. As we are the maker of these promissory notes, our liability may be discharged. We are vigorously contesting the claim of Messrs. Spindel under these promissory notes.

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

VOIS INC.

August 13, 2010	By:	/s/ William Marginson
William Marginson,
Chief Executive Officer, principal executive officer

August 13, 2010	By:	/s/ Mark B. Lucky
Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer