Form 10-K
period 2010-09-30
VOIS Inc.
filed 2010-12-23
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8709 hunters green drive, suite 300, Tampa, Florida	33647
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(813) 925-5845

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $5,782,100 on March 31, 2010.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  13,921,045 shares of common stock are issued and outstanding as of December 15, 2010.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Florida corporation.  All share and per share information herein gives retroactive effect to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009, a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009, and to the one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, a change in the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.  When used in this report, “fiscal 2010” means the year ended September 30, 2010 and "fiscal 2009" means the year ended September 30, 2009.  The information which appears on our website at www.vois.com is not part of this report.

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

Key components of our community philosophy are maintaining honest, transparent and open marketplaces. Our networks are based on two principles, trust, which we believe is the key to success in the networked world, as well as "Metcalf's Law" which states "the more people use something, the more valuable it becomes".  To achieve trust we have designed a number of features to make members more comfortable in dealing with an unknown person over the Web.  The feedback feature of our site allows members to provide comments and feedback on the other members' profiles.  To advance a member's rating, buyers and sellers can provide positive, neutral or negative feedback about each other which is made public on the site creating a "reputation economy".  As for Metcalf's Law, the use of our social network by our members and the ability of our members to become friends, presents enormous value as we empower our buyers and sellers to collaborate, establish their own business relationships and evaluate potential buyers and sellers based upon multiple criteria including their circle of friends.

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

We currently operate with a small staff in Tampa, Florida and outsource as much as possible to third parties, including our technology development team in Asia.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Website development, maintenance and hosting services as well as customer support functions.

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

The social commerce or “sCommerce” features of our site are what set us apart from a typical social networking site.  Within minutes of joining as a member, a buyer can post projects for hire on the site, and sellers can submit bids for projects quickly and easily. Sellers who provide certain keywords are automatically emailed when a buyer posts a project which meets their skill. Sellers may also easily search projects listed by category or project. During the course of the transaction, buyers are notified by email immediately whenever they receive additional bids.  Accepting a project on VOIS requires buyers and sellers to pay a nominal acceptance fee but only after a seller has been selected and both sides accept the engagement. Buyers and sellers who pay the acceptance fee are rewarded simultaneously by us with virtual items in the form of credits that can be applied towards additional bids, posts and other virtual objects. This practice is used to encourage continued loyal use of VOIS and discourage circumvention.

Perhaps the most important feature of our site is our feedback feature which encourages members to provide feedback ratings and comments on other members with whom they do business with.  Member profiles, including these feedback comments, can be viewed by any of our users.  Every registered member has a feedback rating that may contain compliments, criticisms and/or other comments by members who have conducted business with that member. The feedback feature requires feedback to be related to specific transactions and provides an easy tool for members to match specific transactions with the member names of their trading partners. This information is recorded in the member’s profile that includes a feedback rating for the member, with feedback sorted accordingly. The feedback feature is designed to detect and prevent certain forms of abuse, such as a member leaving positive feedback about his or herself through multiple accounts, also known as “gaming”.

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

Marketing

Our objective is to build a position as a leading social commerce network. The key elements of our strategy are expanding the VOIS community and strengthening the VOIS brand.  We believe that building greater awareness of the VOIS brand within and beyond the VOIS social network is critical to expanding our member base and maintaining the vitality of the VOIS social network.  We plan to market our company through various channels including Internet advertising and search engine optimization.  The amount of funding which will be allocated to marketing and advertising efforts in fiscal 2011 will be determined based upon our available working capital.

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

Website development and hosting

Our website is outsourced with our development team residing in Asia. To date we have invested approximately $508,000 in developing our website which is fully scalable to ensure reliability, availability and performance as our membership base expands.  Our website is hosted by our partner Rackspace®, a world leader and specialist in hosting. Rackspace provides us with cloud hosting services for our website.

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

In February 2007, we acquired various assets from VOIS Networking, Inc., a privately-held Florida corporation controlled by two of our former directors and officers, Messrs. Gary Schultheis and Herbert Tabin, including furniture, fixtures and equipment as well as intangible assets comprised of several website domain names (URLs), website and software development and applicable contracts relating thereto, for a total purchase price of $24,044.  Thereafter, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site.  We believe that the acquisition of such assets was congruent with our business direction and intentions to expand an online social commerce networking community with the adoption of a Web 2.0 business platform.  Our revenues during fiscal 2007 and for the first six months of fiscal 2008 were mostly the result of advertising revenues derived through our relationship with Google AdSense. During February 2008, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners. We have since discontinued our advertising revenue-based model. In conjunction with this acquisition, we began developing a new line of business in connection with a Web 2.0 Internet social commerce networking site and are no longer considered to be a “shell company.”  In March 2007, the company’s name was changed to VOIS Inc.

In June 2009 we formed VOIS Interactive Inc. under the laws of the State of Florida.  This company has not yet been organized and is inactive.

Employees

As of December 20, 2010, we have one full time and one part time employee.  We currently operate with a small staff in Tampa, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services.  We also intend to outsource our branding and marketing programs to specialized industry professionals.  Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2011.

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

We have only a limited operating history, did not generate any revenues in fiscal 2010 and have not operated profitably since inception.  There are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our current operations and since then we have reported only nominal revenues.  For fiscal 2010 our operating loss was $16,106,006 and we reported a net loss of $16,106,006.  During fiscal 2010 cash used in operations was approximately $203,623, and at September 30, 2010 we had a working capital deficit of $823,262 and an accumulated deficit of approximately $28,859,699.  For fiscal 2009 our operating loss was $1,064,246 and our net loss was $1,064,246.  During fiscal 2009 cash used in operations was approximately 428,036, and at September 30, 2009 we had a working capital deficit of $275,983 and an accumulated deficit of $12,753,694.  While approximately $14 million of our operating loss in fiscal 2010 is non-cash related to the value of options and shares granted to directors, employees and consultants as compensation for services, we did not generate any revenues in fiscal 2010.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On September 30, 2010, we had cash on hand of $3,469 and subsequent to the end of the year we raised an additional $30,000 from the sale of our stock.  We will need to raise significant additional capital to fund the future growth of our company, including advertising and marketing, continued investment in growing our user base and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2010 and for the year then ended raises substantial doubts about our ability to continue as a going concern based on our losses since inception, available working capital and shareholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately two to three months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We face increasing competition that could result in a loss of users and reduced revenues or decreased profits.

The market for our products and services is competitive, and we expect competition to significantly increase in the future.  As a result of the growth of the social networking market, in addition to the existing competitors we anticipate that a number of additional companies will attempt to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their offerings to become more competitive.  As we broaden our services and evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking websites for special niches and areas of interest.  Most of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do.  If our competitors are more successful than we are in attracting users, our ability to attain a large and growing user base will be adversely affected.  If our competitors provide similar services for free, we may not be able to charge for any of our services.  Competition could have a material adverse affect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services.  As a result of the highly competitive market in which we seek to operate and our limited resources, we may never become competitive and our ability to substantially grow our revenues in future periods is not assured.

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

At September 30, 2010 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $156,766. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our

Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

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

Initially, our revenue model was an advertising based model.  In the first quarter of fiscal 2010 in connection with the launch of our new website we changed our revenue model to a primarily fee based revenue model, but we failed to generate any significant revenues under this new revenue model.  According, we intend to rely on various fees from the sale of services on our network.  Our ability to generate revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

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

At December 15, 2010 we had 13,921,045 shares of common stock outstanding together with outstanding options, warrants and stock purchase rights to purchase an aggregate of 1,937,346 shares of common stock at exercise prices of between $0.70 and $10.50 per share.  Of our outstanding shares of common stock at December 15, 2010, approximately 10,000,000 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.  In addition, in the event of the exercise of the warrants, options and stock purchase rights, the number of our outstanding common stock will increase by almost 14%, which will have a dilutive effect on our existing shareholders.

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                 PROPERTIES.

We currently occupy space rent free in Tampa, Florida at the offices of our President.

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

On June 18, 2009, the defendants removed the lawsuit from Palm Beach Circuit Court (State) to the United States District Court for the Southern District of Florida (Federal).  Thereafter, the defendants sought to have the case transferred to the United States District Court in New York.  On October 27, 2009, the judge denied the defendant’s Motion to Transfer.  On October 28, 2009 the defendants filed their Answer and Defenses to the Complaint.  The defendants did not file a counterclaim at that time.  On November 12, 2009, the Court entered a Scheduling Order and a Notice of Trial for December 2009.  On December 4, 2009, the Court selected a mediator.  In February 2010, the defendants changed law firms and sought leave from the Court to file a counterclaim.  At that time, the defendants also served discovery in the form of interrogatories, request for production and request for admission.  The defendant’s counterclaim was filed on February 17, 2010 and we filed our Answer on March 13, 2010.  Over the course of the next several months we responded to the discovery requests.

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

On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010. The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.   Attorney’s fees of $172,304 were also awarded.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $156,766 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At September 30, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $3,187 in accrued interest.

ITEM 4.               (REMOVED AND RESERVED).

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

	High	Low

Fiscal 2009
October 1, 2007 - December 31, 2008	$2.00	$0.60
January 1, 2009 - March 31, 2009	$1.60	$0.20
April 1, 2009 - June 30, 2009	$2.00	$0.40
June 1, 2009 - September 30, 2009	$4.00	$1.80

Fiscal 2010
October 1, 2009 - December 31, 2009	$4.00	$0.50
January 1, 2010 - March 31, 2010	$3.00	$1.60
April 1, 2010 - June 30, 2010	$2.80	$0.62
July 1, 2010 - September 30, 2010	$1.98	$0.30

As of December 21, 2010 the last reported sale price of the common stock on OTC Bulletin Board was $1.001.  As of December 21, 2010 there were approximately 100 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 9, 2009 we sold 800,000 shares of restricted common stock at a per share price of $0.06, valued at $48,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 28, 2010 we issued 50,000 shares of restricted common stock at a per share price of $2.00, valued at $100,000, in lieu of pay to Mark Lucky for serving as a member of our board of directors.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 4, 2010 we issued 7,500,000 shares of restricted common stock at a per share price of $1.72, valued at $12,900,000, in lieu of pay to our two executive officers, a board member,  and two consultants.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 26, 2010 we issued 175,000 shares of restricted common stock at a per share price of $2.00, valued at $350,000, in lieu of pay to three consultants for providing investor relations and accounting services.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 16, 2010 we issued 500,000 shares of restricted common stock at a per share price of $1.00, valued at $500,000, in lieu of pay to our chief executive officer, William Marginson.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 28, 2010 we issued 50,000 shares of restricted common stock at a per share price of $1.10, valued at $55,000, to a consultant of the company for legal consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 17, 2010 we issued 5,000 shares of restricted common stock at a per share price of $0.60, valued at $3,000, to a consultant of the company for legal consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 16, 2010 we issued 500 shares of restricted common stock at a per share price of $0.62, valued at $310 as compensation to a member of our board of directors as compensation for serving on our board.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 16, 2010 we issued 500 shares of restricted common stock at a per share price of $0.62, valued at $310 as compensation to a member of our board of directors as compensation for serving on our board.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 23, 2010 we sold 1,000,000 shares of restricted common stock at a per share price of $0.02, valued at $20,000 to three accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 29, 2010 we sold 500,000 shares of restricted common stock at a per share price of $0.02, valued at $10,000 to three accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

We are a development stage company.  During fiscal 2008 and continuing through fiscal 2010 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2009, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2010.  We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base while the Alpha version of the website is active.

We plan to also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given a free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.  We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

•	Match-maker fees
•	Sponsored listings
•	Sponsored bidding
•	Virtual gifts
•	Icons
•	Additional bids
•	Additional posts
•	Additional categories

Credits may be purchased individually or in multiples. Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. Because our business model is essentially a decentralized system with a centralized host, we have been able to maximize our available resources. We currently operate with a small staff in Tampa, Florida and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service.  As a result of our strategies, we anticipate our operating costs will remain relatively stable for the foreseeable future.

In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base and we will need to raise additional capital to fund these costs.  Initially, it was our intent to raise between $3 million and $5 million of additional capital through a private placement and utilize the proceeds of this offering to undertake a comprehensive marketing program.  However, like many small, early stage companies, during fiscal 2010 we encountered difficulties in our efforts to raise capital.  As an alternative, we have chosen to complete the development of our website with the strategy of undertaking a private placement during fiscal 2011 when the capital markets might be more receptive to our company.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2010 we had a working capital deficit of $823,262 and an accumulated deficit of $28,859,699.  The report of our independent registered public accounting firm on our financial statements for fiscal 2010 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Year ended September 30, 2010

During the year ended September 30, 2010 we had no revenue and in 2009 our revenues were attributable to online advertising revenue. During the first quarter of fiscal 2009 all of our revenues were attributable to our relationship with one advertising partner. During February 2009, this relationship terminated and we subsequently entered into similar relationships with three other advertising partners.  These agreements were terminated in fiscal 2009.

Selling, general and administrative expense. For the year ended September 30, 2010, selling, general and administrative expenses increased approximately 1,447% as compared to the year ended September 30, 2009.  For the year ended September 30, 2010 and 2009 general and administrative expenses consisted of the following:

	2010	2009

Occupancy	$ 35,602	$ 77,581
Consulting	2,242,500	—
Employee compensation	13,160,668	459,639
Professional fees	435,176	140,191
Internet/Phone	3,409	7,220
Travel/Entertainment	11	12,436
Product development	8,353	84,529
Marketing	—	36,104
Depreciation and amortization	174,935	212,698
Other	13,164	8,489
	$ 16,073,818	$ 1,038,885

•

For the year ended September 30, 2010, occupancy expense decreased to $35,602 as compared to $77,581.  We vacated our offices in December, 2009 and presently our principal offices are located in space provided by our President at no costs to us.

•

For the year ended September 30, 2010, consulting expense increased to $2,242,500 as compared to $0, as a result of restricted stock issued to consultants which are tasked with our business development efforts.

•

For the year ended September 30, 2010, salaries and related expenses increased to $13,160,668 as compared to $459,639.  Employee compensation is higher due to an increase in expense related to the issuance of restricted stock to senior management and the board of directors of $11,780,620, and stock option expense of $1,232,688 which is primarily due to the issuance of employee stock options.

•

For the year ended September 30, 2010, professional fee expense increased to $435,176 as compared to $140,191. Professional fee expense increased primarily due to increased legal fees from on-going litigation, as compared to the prior year.

•

For the year ended September 30, 2010, internet and telephone expense decreased to $3,409 as compared to $7,220.  Internet and telephone expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the year ended September 30, 2010, travel and entertainment expense decreased to $11 as compared to $12,436.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•

For the year ended September 30, 2010, product development expense amounted to $8,353 as compared to $84,529 for the year ended September 30, 2009, a decrease of $76,176, or 90%.  We temporarily discontinued our expenditures on web development.

•	For the year ended September 30, 2010, depreciation and amortization expense amounted to $174,935 as compared to $212,698 for the year ended September 30, 2009, a decrease of $37,763, or 17.8%.

•

For the year ended September 30, 2010, Other expense which includes repairs and maintenance, postage, dues and subscriptions, and supplies, amounted to $13,164 as compared to $8,489 for the year ended September 30, 2009.

For fiscal 2011 we anticipate that our operating expenses will be substantially lower as we do not anticipate incurring additional stock based compensation and consulting expense.

Interest expense. For the year ended September 30, 2010, interest expense increased increased approximately 10.5 to $32,188 as compared to $29,134 for the year ended September 30, 2009.  The increase was due to additional interest expense incurred related to the amount owed on legal judgments which occurred during fiscal 2010..

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2010 and September 30, 2009:

	September 30,	September 30,	$	%
	2010	2009	Change	Change

Working Capital	$ (823,262)	$ (275,983)	$ (547,279)	198.3%
Cash	3,469	90,947	(87,478)	(96.2)%
Total current assets	3,469	90,947	(87,478)	(96.2)%
Total assets	68,750	330,701	(261,951)	(79.2)%
Accounts payable and accrued liabilities	524,965	94,164	430,801	457.5%
Notes payable and accrued interest	301,766	272,766	29,000	10.6%
Total current liabilities	826,761	366,930	459,831	125.3%
Total liabilities	826,761	366,930	459,831	125.3%

At September 30, 2010 our working capital deficit increased as compared to September 30, 2009 primarily as a result of an increase in current liabilities of $430,801, and a decrease in cash resulting from operational losses.  Our executive officers have accrued a portion of their salaries which were not otherwise paid in stock so that we might maximize our cash resources and at September 30, 2010 we owed these executive officers approximately $111,000 in salaries.

Operating activities

Net cash used for continuing operating activities during fiscal 2010 was $203,623 as compared to $428,036 for fiscal 2009. Non-cash items totaling approximately $15,902,383 contributing to the net cash used in continuing operating activities for fiscal 2010 include:

•	$1,232,688 recognized in compensation for common stock options granted during the year,
•	$2,238,000 representing the value of shares issued to third parties for services,
•	$11,780,620 representing the value of shares issued to officers and employees,
•	$68,613 of amortization of deferred compensation related to an agreement for advertising services,
•	an increase in accounts payable and accrued liabilities of $430,802, and
•	$174,935 of depreciation and amortization, which included approximately $168,013 in amortization of web development costs.

 Net cash used for continuing operating activities was $428,036 for fiscal 2009. Non-cash items totaling approximately $636,210 contributing to the net cash used in continuing operating activities for fiscal 2009 include:

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

In addition, we used cash of approximately $27,000 to reduce our accounts payable and accrued expenses during fiscal 2009.

Investing activities

Net cash used in investing activities for fiscal 2010 totaled $16,800, which was for Web site development costs, as compared to $197,503 for fiscal 2009, which included $193,200 in Web site development costs and the purchase of furniture and fixtures of $4,303.

Financing activities

Net cash provided by financing activities was $132,944 during fiscal 2010 as compared to $76,000 for fiscal 2009. During the fiscal 2010 period we generated $48,000 from the sale of 800,000 shares of our common stock, and collected $84,944 from the exercise of stock options.

During fiscal 2009 we generated $76,000 from the sale of our securities.

Critical Accounting Policies

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2010, we have capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010 included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year 2011 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2010 our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

William Marginson	63	Chairman of the Board, President and Chief Executive Officer
Hal Compton, Sr.	63	Director
Sam Crowley	60	Director
Oliver McGonigle	65	Director
James Thomas	61	Director, Chief Financial Officer

Biographical Information

Bill Marginson. Mr. Marginson has served as our Chairman of the Board, President and Chief Executive Officer since March 2010.  Mr. Marginson is currently the vice president of Retail Services at Solutions Management, LLC. He was also a founding partner of LSM Mortgage, Inc./Sandcastle Title, Inc. of Tampa, Florida. Prior to founding LSM Mortgage, he served in senior management positions in the retail industry for 27 years, including serving as president of Clearwater Mattress Company and serving as CEO of The Wiz electronics retailer. In addition, Mr. Marginson was the co-founder of Yes Appliances and Furniture Co. Inc. and has also held senior positions with The Garr Consulting Group, Montgomery Ward, and Zayre Discount Department Stores. Mr. Marginson was an officer in the U.S. Army, and holds an MBA in Management and Finance, with distinction, from Babson College, and a B.S. in Business Economics from the University of Rhode Island.

With his years of managerial and operational experience, Mr. Marginson brings to the board of directors demonstrated management ability at senior levels and his insight and direction will assist the company in achieving its objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that Mr. Marginson should be serving as our chief executive officer and as a member of our Board of Directors in light of our business and structure.

Harold F. Compton, Sr. Mr. Compton has been a member of our Board of Directors since March 2010. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Mr. Compton currently serves as lead director on the Board of Directors of IceWEB, Inc., and is also currently a member of the Board of Directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Audit Committee of the Board of Directors of that company.

We believe that as a result of his years of managerial and operational experience, Mr. Compton brings to the board of directors demonstrated management ability at senior levels. In addition, his experience as a director of a variety of companies, and his more than 30 years of experience as a retailer brings valuable insight to our board of directors.  These experiences, qualifications and attributes have led to our conclusion that Mr. Compton should be serving as a member of our Board of Directors in light of our business and structure.

Sam Crowley.  Mr. Crowley has been a member of our Board of Directors since September 2010.  Mr. Crowley is President and owner of Sam Crowley Consulting, as well as a Director and Chairman of the Audit Committee at US Cellular, the nation's 5th largest cellular provider. Previously, Mr. Crowley was the COO of Gold's Gym where he was responsible for helping Gold's Gym through a management transition under new ownership, and positioning the company for growth. Prior to working with Gold's Gym, Mr. Crowley was brought on board as SVP of Michael's Craft Stores to develop and open scrapbook concept stores. Mr. Crowley also served as the Executive Vice President of Operations of CompUSA where he was one of the key executives that grew CompUSA to a 220 store, $5 billion chain, developing the retail, corporate sales, online sales, call center and customer training businesses. He played an active role in taking the company public and then finally selling to Grupo Carso in 2000. Prior to CompUSA, Mr. Crowley had 10 years experience in executive management in the retail consumer electronics business and 10 years senior management experience in the retail music industry. In addition, Mr. Crowley has done extensive consulting in several industries in the areas of strategy, new store concept development, customer service culture, and operational structure and efficiency.

With his years of managerial and operational experience, Mr. Crowley brings to the board of directors demonstrated management ability at senior levels and his insight and direction will assist the company in achieving its objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that Mr. Crowley should be serving as a member of our Board of Directors.

Oliver McGonigle.  Mr. McGonigle has been a member of our Board of Directors since September 2010.  Mr. McGonigle has been Chairman and CEO of several major companies. He is current owner of Trinity Investment Company. In 2009 he completed a consulting agreement for Wells Fargo on the turnaround of a major Canadian oil field services company. He was Vice Chairman of a venture capital/operator group involved with oil and gas master limited partnerships. From 1985 to 2000 he was President of the Edwin L. Cox Company, a major Dallas-based investment company with operations in retail, cattle, investments and oil and gas. Previously he was controller of Union Pacific Resources Company. He started his career in New York with Deloitte & Co. and eventually joined his client Union Pacific Corp. in its corporate finance department. He is a CPA and holds an MBA. He resides in Dallas and San Diego and spends spare time working with inner-city schools.

With his years of managerial and operational experience, Mr. McGonigle brings to the board of directors demonstrated management ability at senior levels and his insight and direction will assist the company in achieving its objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that Mr. McGonigle should be serving as a member of our Board of Directors.

James Thomas.  Mr. Thomas has been a member of our Board of Directors since October 2010.  Mr. Thomas was recently the CFO of Tri-State Pain Institute from 2008 to 2010. He was a CFO Partner with Tatum, LLC from 2001-2008 and served as Chief Financial Officer for a number of companies, including St Mathews University, Savient Pharmaceuticals, Sun Valley Floral Group and Spectra Scan. From 1998-2001 he was CFO for Homa Company, a full service accounting firm. Prior to that he served as Northeast Region Business Manager for Decision One and was the V.P. and CFO for Voyager Software Corp.  Earlier in his career Mr. Thomas was an Auditor for Touche Ross & Co. and also served as the National Office Controller for Ernst & Young.  Mr. Thomas holds a Master of Business Administration in Finance from New York University and a Bachelor of Science in accounting degree from Seton Hall University. He is also a CPA.

With his years of managerial and operational experience, Mr. Thomas brings to the board of directors demonstrated management ability at senior levels and his insight and direction will assist the company in achieving its objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that Mr. Thomas should be serving as our chief financial officer and as a member of our Board of Directors in light of our business and structure.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 8709 Hunters Green Drive, Suite 300, Tampa, Florida  33647, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Audit Committee . The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority The Audit Committee Charter provides that the Audit Committee is empowered to:

•

Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

•	Resolve any disagreements between management and the auditor regarding financial reporting;
•	Pre-approve all auditing and permitted non-audit services performed by our external audit firm;
•	Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;
•	Seek any information it requires from employees - all of whom are directed to cooperate with the committee’s requests - or external parties;
•	Meet with our officers, external auditors, or outside counsel, as necessary; and
•

The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

Each Audit Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. McGonigle is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

Compensation Committee . The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

•	compensation of our executives,
•	equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate, and
•

arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

Each Compensation Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Pursuant to our Compensation Committee Charter, the Compensation Committee is charged with evaluating and recommending for approval by the Board of Directors the compensation of our executive officers. In addition, the Compensation Committee also evaluates and makes recommendations to the entire Board of Directors regarding grants of options which may be made as director compensation. The Compensation Committee does not delegate these authorities to any other persons nor does it use the services of any compensation consultants.

Messrs. Compton and Crowley are the members of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase.

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

Mr. James Thomas, a member of our Board of Directors, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2010.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

SUMMARY COMPENSATION TABLE
								Non-
							Nonequity	qualified	All
							incentive	deferred	other
					Stock	Option	plan	Compen-	compen-
Name and principal		Salary	Bonus	Awards	Awards	compen-	earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Marginson[1]	2010	48,000	—	—	500,000	—	—	—	548,000

Robert Druzak[2]	2010	24,000	—	—	4,300,000	94,500	—	—	4,418,500

Mark B. Lucky[3]	2010	63,000	—	—	1,720,000	94,500	—	—	1,877,500

Gary Schultheis[4]	2010	—	—	—	—	—	—	—	—
	2009	35,278	—	—	—	76,523	—	—	111,801

Herbert Tabin[5]	2010	—	—	—	—	—	—	—	—
	2009	161,114	—	—	—	898,560	—	—	1,059,674

[1]

Mr. Marginson has served as our Chief Executive Officer since March, 2010. His 2010 salary has been accrued but not paid. Mr. Marginson received a restricted stock option award of 500,000 shares of our common stock, valued at $500,000, in June, 2010 for serving as chief executive officer.

[2]

Mr. Druzak served as our Chief Executive Officer from January until March, 2010, and continues to consult for the Company. His 2010 salary has been accrued but not paid.  Mr. Druzak received a restricted stock option award of 2,500,000 shares of our common stock, valued at $4,300,000, in March, 2010 for serving as chief executive officer and for consulting services rendered to the company.

[3]

Mr. Lucky served as our Chief Financial Officer from January until October, 2010, and continues to consult for the Company. His 2010 salary has been accrued but not paid.  Mr. Lucky received a restricted stock option award of 1,000,000 shares of our common stock, valued at $1,720,000, in March, 2010 for serving as chief financial officer and for consulting services rendered to the company.

[4]

Mr. Schultheis served as our Chief Executive Officer from November 3, 2006 until January 17, 2007 and from May 30, 2007 until January, 2010.  During fiscal 2009 we granted Mr. Schultheis options to purchase 50,000,000 shares of our common stock at exercise prices ranging from $0.0035 to $0.007 per share.  The amount of salary due Mr. Schultheis for fiscal 2008 was unpaid and is included in our liabilities at September 30, 2008.  During the first fiscal quarter 2009, Mr. Schultheis waived his rights to his accrued and unpaid compensation totaling approximately $317,000.  This waiver was treated as a capital contribution.

[5]

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

Employment Agreements and narrative regarding executive compensation

How Mr. Marginson ‘s compensation is determined

Mr.Marginson, who has served as our CEO since March 2010, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Marginson’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Marginson’s compensation.  Mr. Marginson’s compensation excludes option grants he received as a member of the Board of Directors.

How Mr. Druzak ‘s compensation was determined

Mr.Druzak, who served as our CEO from January to  March 2010, was not a party to an employment agreement with our company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Druzak’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Druzak’s compensation.  Mr. Druzak’s compensation excluded option grants he received as a member of the Board of Directors.

In addition, following his resignation as an officer and director of our company in March 2010, Mr. Druzak continues to provide consulting services to us related to investor relations and business development.

How Mr. Lucky’s compensation was determined

Mr.Lucky, who served as a member of our board of directors, and as our CFO from November, 2009 to September 2010, was not a party to an employment agreement with our company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation.  Mr. Lucky’s compensation excluded option grants he received as a member of the Board of Directors.

In addition, following his resignation as an officer and director of our company in September 2010, Mr. Lucky continues to provide consulting services to us related to finance and accounting services.

How Mr. Schultheis’ and Mr. Tabin’s compensation was determined

On January 31, 2007, our Board of Directors approved employment agreements with Messrs. Gary Schultheis and Herbert Tabin which were effective January 8, 2007.  Mr. Schultheis was our CEO and President from May 2007 until January 2010 and Mr. Tabin served as our Vice President - Corporate Development from January 2007 until October 2009.  The letter agreements were identical and provided for compensation of $149,000 on an annual basis for each executive and for participation in our stock option plan at a senior executive level, subject to the Board of Directors' final determination on the granting of any options.  The employment agreements provided for deferral of receipt of the annual compensation until, as determined by the Board of Director, that we had received financing from any source and any other senior executives who are also deferring their salaries were paid their accrued compensation. The executives were entitled to participate with all other employees at a similar compensation level with respect to such benefit plans, insurance, retirement and vacation benefits which we may offer.  The amount of compensation to be paid to Messrs. Schultheis and Tabin and the terms of the agreement were negotiated by them with the Board of Director of which they were two of the four members of the Board of Directors at the time the agreements were finalized and executed.  Accordingly, they each had a significant influence in the terms thereof.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2010:

OPTION AWARDS						STOCK AWARDS
									Equity
									incentive
								Equity	plan
							Market	incentive	awards:
							value	plan	market or
			Equity				of	awards:	payout
			incentive			Number	shares	number	value of
			plan			of	or	of	unearned
			awards:			shares	units	unearned	shares,
	Number of	Number of	Number of			or units	of	shares,	units or
	securities	securities	securities			of stock	stock	units or	other
	underlying	underlying	underlying			that	that	other rights	rights
	unexercised	unexercised	unexercised	Option		have	have	that have	that have
	options	options	unearned	exercise	Option	not	not	not	not
	(#)	(#)	options	price	expiration	vested	vested	vested	vested
Name	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Marginson	—	—	—	—	—	—	—	—	—
Gary Schultheis	31,250	—	—	0.90	6/16/2012	—	—	—	—
	31,250	—	—	1.00	6/16/2012	—	—	—	—
	31,250	—	—	1.10	6/16/2012	—	—	—	—
	31,250	—	—	1.20	6/16/2012	—	—	—	—
	31,250	—	—	1.30	6/16/2012	—	—	—	—
	31,250	—	—	1.40	6/16/2012	—	—	—	—
	200,000	—	—	5.00	10/2/2012	—	—	—	—
	50,000	—	—	10.50	9/30/2012	—	—	—	—
Herb Tabin	31,250	—	—	0.80	6/16/2012	—	—	—	—
	31,250	—	—	0.90	6/16/2012	—	—	—	—
	31,250	—	—	1.00	6/16/2012	—	—	—	—
	31,250	—	—	1.10	6/16/2012	—	—	—	—
	31,250	—	—	1.20	6/16/2012	—	—	—	—
	31,250	—	—	1.30	6/16/2012	—	—	—	—
	31,250	—	—	1.40	6/16/2012	—	—	—	—
	200000	—	—	5.00	10/2/2012	—	—	—	—
	50,000	—	—	10.50	9/30/2012	—	—	—	—
Mark Lucky	75,000	—	—	0.70	2/23/2015	—	—	—	—
Robert Druzak	31,250	—	—	0.70	2/23/2015	—	—	—	—

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf The following table provides information concerning the compensation of our directors for their services as a member of our Board of Directors for fiscal 2010.  Executive officers do not receive compensation for their services as Board members and, accordingly, are not listed in the following table.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hal Compton Sr.	—	860,000	—	—	—	—	860,000
Sam Crowley	—	310	0	—	—	—	310
Oliver McGonigle	—	310	0	—	—	—	310
Robert M. Cohen (1)	—	—	—	—	—	—	—

(1)     Mr. Cohen served as a member of our Board of Directors from April 2006 to November 2009.

Stock Option Plans

We currently have three stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan"), our 2007 Equity Compensation Plan (the "2007 Plan") and our 2010 Equity Compensation Plan (the “2010 Plan”).  The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, or will be important to our success, an opportunity to acquire a proprietary interest in our company.  All of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2010, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse split in November, 2010) and 12,717 shares remain available for issuance under the 2002 Plan.  At September 30, 2010 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

The exercise price per share for each Non-Qualified Option granted, and the purchase price per share of stock granted in any award or authorized as a purchase, cannot be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which we or our successors in interest may be organized. The exercise price per share for each ISO granted cannot be less than the fair market value per share of common stock on the date of such grant.  In the case of an ISO to be granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our company, the price per share cannot be less than 110% of the fair market value per share of common stock on the date of grant.

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

On October 30, 2009 our Board of Directors approved amendments to the outstanding options to purchase 200,000 shares of our common stock with an exercise price of $10.50 per share granted under our 2002 Stock Option Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of June 7, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee of our company.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2010, and then down to 750,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2010, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2010 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.0 per share granted under our 2007 Equity Compensation Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of October 3, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee.

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock, which such shares were increased to 500,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2009 and then decreased to 2,500,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010. The 2009 Plan is required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our Board granted options to purchase an aggregate of 2,320,000 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share and 180,000 shares remain available for issuance under the 2009 Plan.

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 832,500 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 15, 2010 we had 13,421,045 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 15, 2010 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 8709 Hunters Green Drive, Suite 300, Tampa, Florida  33647.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class

William Marginson[1]	500,000	3.73%
James Thomas	0	0.00%
Hal Compton[2]	500,000	3.73%
J Oliver McGonigle[2]	500	0.00%
Sam Crowley[2]	500	0.00%
All officers and directors as a group	1,001,000	7.46%
Robert Druzak	3,700,000	27.42%
John Signorello[3,4]	3,575,000	26.64%
Mark Lucky[6]	1,125,000	8.34%
Gary Schultheis	813,333	5.89%
Cloud Storage Holdings, Inc. [3,4]	800,000	5.96%
Herb Tabin[5]	783,333	5.66%
	11,797,666	87.36%

[1]	Mr. Marginson is a member of our Board of Directors and our Chairman and CEO.

[2]	Messrs. McGonigle, Compton, Thomas, and Crowley are members of our Board of Directors.

[3]	The number of shares beneficially owned by Mr. Signorello includes:

•

800,000 shares of our common stock owned of record by Cloud Storage Holdings, Inc. a wholly-owned subsidiary of IceWEB, Inc.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc., and

•	3,575,000 shares of our common stock owned beneficially and of record by Mr. Signorello.

[4]

IceWEB, Inc.’s address is 22900 Shaw Road, Suite 111, Sterling, VA  20166.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc.

[5]

Mr. Tabin is a former executive officer and member of our Board of Directors.  The number of shares beneficially owned by Mr. Tabin includes 500,000 shares of our common stock underlying options granted under our 2002 Plan, 2007 Plan and 2010 Plan with exercise prices ranging from $0.70 to $10.50 per share.

[6]

Mr. Lucky is a former executive officer and member of our Board of Directors.  The number of shares beneficially owned by Mr. Tabin includes 75,000 shares of our common stock underlying options granted under our 2002 Plan, 2007 Plan and 2010 Plan with exercise an price of $0.70 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	—	n/a	n/a

Plans not approved by shareholders:
2002 Stock Option Plan	214,750	$10.50	23,000
2007 Equity Compensation Plan	600,000	$5.00	150,000
2009 Equity Compensation Plan	1,122,596	$1.05	1,427,404

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We are not a party to any transactions since the beginning of fiscal year 2010 or which are currently proposed with any “related person” as that term is described in Regulation S-K in an amount which exceeds $120,000.

Director Independence

Messrs. Compton, Crowley, and McGonigle, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009

Audit Fees	$25,000	$37,000
Audit-Related Fees	—	—
Tax Fees	2,000	2,000
All Other Fees	—	—
Total	$27,000	$39,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Form of Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Form of Restated Certificate of Incorporation (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)

3.7	Form of Restated Certificate of Incorporation (4)
3.9	Bylaws (1)
3.10	Certificate of Domestication and Articles of Incorporation as filed with the Secretary of State of Florida on March 18, 2010 (15)
3.11	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on June 18, 2010 (17)
3.12	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State on October 29, 2010 (18)
10.1	Asset Purchase and Assignment Agreement dated February 1, 2007 by and between Vois Networking, Inc. and Medstrong International Corporation (5)
10.2	2002 Stock Option Plan (8)
10.3	2007 Equity Compensation Plan (6)
10.4	Amendment No. 1 to the 2002 Stock Option Plan (9)
10.5	Form of Loan Restructuring Agreement between the company and the note holders (10)
10.6	Employment letter agreement dated January 8, 2007 with Mr. Schultheis (11)
10.7	Employment letter agreement dated January 8, 2007 with Mr. Tabin (11)
10.8	Form of Stock Purchase Agreement by and among Trackside Brothers LLC , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.9	Form of Stock Purchase Agreement by and among Carrera Capital Management, Inc. , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.10	Form of Stock Purchase Agreement by and among JAB Interactive LLC, VOIS Partners LLC, VOIS Inc. and Schneider Weinberger & Beilly LLP (12)
10.11	Lease for principal executive offices (13)
10.12	Form of Agreement dated December 19, 2009 between VOIS Inc. and Gary Schultheis and Herb Tabin (14)
10.13	2010 Equity Compensation Plan (16)
10.14	Subscription Agreement dated as of November 3, 2010 between VOIS Inc. and IceWEB, Inc. (19)
14.1	Code of Business Conduct and Ethics (7)
23.1	Consent of Sherb & Co., LLP
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial and accounting officer *

*           filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-1, SEC File No. 333-57468, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2007.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.
(8)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 10, 2002.
(9)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 11, 2003.
(10)	Incorporated by reference to Annual Report on Form 10-KSB/A for the period ended December 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on February 5, 2007.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on November 1, 2007.
(13)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on December 23, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on March 24, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on June 23, 2010.
(18)	Incorporated by reference to the Current Report on Form 8-K as filed on October 30, 2010.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on November 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.

December 23, 2010	By: /s/ William Marginson
William Marginson, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Marginson	CEO, Director and principal executive officer	December 23, 2010
William Marginson

/s/ James Thomas	CFO, Director and principal accounting officer	December 23, 2010
James Thomas

/s/ Hal Compton, Sr.	Director	December 23, 2010
Hal Compton, Sr.

/s/ Sam Crowley	Director	December 23, 2010
Sam Crowley

/s/ Oliver McGonigle	Director	December 23, 2010
Oliver McGonigle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VOIS Inc.

We have audited the accompanying balance sheets of VOIS Inc. (a development stage company) as of September 30, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for the  years then ended. We did not audit the period beginning May 19, 2000 through September 30, 2007 which were audited by the predecessor accounting firms and as such is considered unaudited.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS Inc. (a development stage company) as of September 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $16,106,006 and $1,064,246 respectively, for the years ended September 30, 2010 and 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

December 15, 2010

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010	September 30, 2009
ASSETS

CURRENT ASSETS:
Cash	$3,469	$90,947
Total Current Assets	3,469	90,947

OTHER ASSETS:
Property and equipment, net	9,393	16,313
Website development costs, net of accumulated amortization of $457,755 and $289,742 at September 30, 2010 and September 30, 2009, respectively	49,805	201,018
Other assets	6,084	22,423
Total Assets	$68,751	$330,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$524,965	$94,164
Notes payable and accrued interest	301,766	272,766
Total current liabilities	826,731	366,930

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)	—	—
Common stock ($.001 par value; 100,000,000 shares authorized; 13,421,045 and 4,142,641 shares issued and outstanding at September 30, 2010 and September 30, 2009, respectively)	13,422	4,142
Additional paid in capital	28,088,297	12,713,323
Deficit accumulated during the development stage	(28,859,699)	(12,753,694)

Total stockholders' deficit	(757,980)	(36,229)

Total liabilities and stockholders' deficit	$68,751	$330,701

See Notes to Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended September 30,		(Unaudited) Cumulative For the Period From May 19, 2000 (Inception) to September 30,
	2010	2009	2010

Revenues	$—	$3,519	$36,139

Operating expenses:
Selling, general & administrative	16,073,818	1,038,885	25,061,334
Total operating expenses	16,073,818	1,038,885	25,061,334

Operating loss	(16,073,818)	(1,035,366)	(25,025,195)

Other (income) expense:
Interest income	—	(254)	(4,572)
Loss on investment in A.D. Parma	—	—	125,000
Interest expense	32,188	29,134	640,291
Interest expense - related party	—	—	13,391
	32,188	28,880	774,110

Loss from continuing operations	(16,106,006)	(1,064,246)	(25,799,305)

Loss from discontinued operations	—	—	(3,060,394)

Net loss	$(16,106,006)	$(1,064,246)	$(28,859,699)

Per share data- basic and diluted:
Loss from continuing operations	$(1.69)	$(0.27)
Loss from discontinued operations	—	—
Net loss	$(1.69)	$(0.27)

Basic and diluted weighted average common shares outstanding	9,551,331	4,000,338

See Notes to Financial Statements.

VOIS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

From May 19, 2000 (Inception) to September 30, 2010

				Additional
	Common Stock		Stock Subscription	Paid-in	Deferred	Accumulated	Stockholders'
	Shares	$	Receivable	Capital	Compensation	Deficit	Deficit

Opening balance, January 1, 2000	—	—	—	—	—	—	—
Shares issued to founders	173,334	173	(26,000)	25,827	—	—	—
Fair value of purchase rights issued to private placement	—	—	—	14,700	—	—	14,700
Net loss	—	—	—	—	—	(79,157)	(79,157)
Balance, December 31, 2000	173,334	173	(26,000)	40,527	—	(79,157)	(64,457)

Payments of stock subscriptions	—	—	26,000	—	—	—	26,000
Exercise of stock rights by note holders	2,434	2	—	3,648	—	—	3,650
Shares issued for services	1,334	1	—	199	—	—	200
Shares issued pursuant to private placements	28,680	29	—	2,150,971	—	—	2,151,000
Fees associated with issuance of stock	—	—	—	(537,491)	—	—	(537,491)
Fair market value of purchase rights to be issued in private placement	—	—	—	251,288	—	—	251,288
Net loss	—	—	—	—	—	(1,151,807)	(1,151,807)
Balance, December 31, 2001	205,781	206	—	1,909,142	—	(1,230,964)	678,384

Exercise of stock rights by note holders	767	1	—	1,149	—	—	1,150
Shares issued for services	1,174	1	—	108,349	—	—	108,350
Net loss	—	—	—	—	—	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	207,721	208	—	2,018,640	—	(2,378,614)	(359,766)

Shares issued pursuant to private placements	2,734	3	—	92,184	—	—	92,187
Exercise of stock option	800	1	—	29,999	—	—	30,000
Conversion of note payable into common stock	667	1	—	24,999	—	—	25,000
Shares issued for services	734	1	—	23,749	—	—	23,750
Compensatory element of stock option grants	—	—	—	211,650	—	—	211,650
Compensatory element of stock purchase rights	—	—	—	85,500	—	—	85,500
Net loss	—	—	—	—		(883,983)	(883,983)
Ending balance, December 31, 2003	212,654	213	—	2,486,721	—	(3,262,597)	(775,663)

Exercise of stock option	2,334	2	—	348	—	—	350
Shares issued pursuant to private placements	3,667	4	—	54,996	—	—	55,000
Shares issued for payment of royalties	667	1	—	4,999	—	—	5,000
Net income	—	—	—	—	—	2,363	2,363
Ending balance, December 31, 2004	219,321	219	—	2,547,064	—	(3,260,234)	(712,951)

Compensatory element of stock rights grants	—	—	—	4,860	—	—	4,860
Exercise of stock purchase rights	400	—	—	300	—	—	300
Net loss	—	—	—	—	—	(259,035)	(259,035)
Ending balance, December 31, 2005	219,721	220	—	2,552,224	—	(3,519,269)	(966,825)

Shares issued pursuant to private placements	2,500,022	2,500	—	437,550	—	—	440,050
Exercise of stock purchase rights	734	1	—	549	—	—	550
Compensatory element of stock option grants	—	—	—	24,766	—	—	24,766
Compensatory element of stock purchase rights	—	—	—	23,561	—	—	23,561
Net loss	—	—	—	—	—	(225,194)	(225,194)
Ending balance, December 31, 2006	2,720,476	2,720	—	3,038,650	—	(3,744,463)	(703,093)

Compensatory element of stock option grants	—	—	—	2,669,569	—	—	2,669,569
Exercise of stock purchase rights	4,001	4	—	2,998	—	—	3,002
Fair value of rights issued pursuant to notes payable	—	—	—	46,438	—	—	46,438
Fair value of rights issued pursuant to notes payable to related party	—	—	—	28,892	—	—	28,892
Net loss	—	—	—	—	—	(3,710,507)	(3,710,507)
Ending balance, September 30, 2007	2,724,477	2,724	—	5,786,547	—	(7,454,970)	(1,665,699)

Exercise of stock options	3,300	3	—	34,648	—	—	34,651
Shares issued pursuant to private placements	518,782	519	—	1,689,265	—	—	1,689,784
Shares issued for extinguishment of debt	124,497	124	—	809,107	—	—	809,231
Compensatory element of stock option grants	—	—	—	2,695,680	—	—	2,695,680
Exercise of stock purchase rights	100	—	—	75	—	—	75
Fair value of rights issued pursuant to notes payable	—	—	—	11,230	—	—	11,230
Fair value of rights issued pursuant to notes payable to related party	—	—	—	6,991	—	—	6,991
Fair value of shares issued for services	44,737	45	—	416,244	(68,613)	—	347,676
Net loss	—	—	—	—	—	(4,234,477)	(4,234,477)
Ending balance, September 30, 2008	3,415,893	3,416	—	11,449,787	(68,613)	(11,689,447)	(304,857)

Shares issued pursuant to private placement	190,000	190	—	75,810	—	—	76,000
Shares issued for extinguishment of officer loans	511,250	511	—	203,989	—	—	204,500
Fair value of shares issued for services	25,498	25	—	55,975	—	—	56,000
Forgiveness of executive compensation	—	—	—	630,848	68,613	—	699,461
Compensatory element of stock option grants	—	—	—	296,913	—	—	296,913
Net loss	—	—	—	—	—	(1,064,246)	(1,064,246)
Ending balance, September 30, 2009	4,142,641	4,142	—	12,713,323	—	(12,753,693)	(36,229)

Fair value of shares issued for services	1,230,000	1,230	—	2,126,770	—	—	2,128,000
Compensatory element of stock option grants	—	—	—	1,232,688	—	—	1,232,688
Issuance of common shares in lieu of compensation	7,051,000	7,051	—	11,773,569	—	—	11,780,620
Shares issued pursuant to private placement	800,000	800	—	47,200	—	—	48,000
Exercise of common stock options	197,404	197	—	194,747	—		194,944
Net loss	—	—	—	—	—	(16,106,006)	(16,106,006)
Ending balance, September 30, 2010	13,421,045	13,422	—	28,088,297	—	(28,859,699)	(757,980)

See Notes to Financial Statements

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Years Ended September 30,		(Unaudited) Cumulative For the Period From May 19, 2000 (Inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(16,106,006)	$(1,064,246)	$(28,859,699)
Less income -loss from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(16,106,006)	(1,064,246)	(25,799,305)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	11,780,620	296,914	17,467,549
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	2,238,000	56,000	2,435,839
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	6,922	9,368	24,187
Amortization	168,013	203,330	457,755
Amortization of deferred compensation	1,232,688	68,613	1,507,138
Changes in operating assets and liabilities
Other asset	16,340	—	2,113
Deferred tax asset	—	3,950	(77,500)
Accrued interest	29,000	29,002	174,610
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	430,801	(27,017)	1,382,112
Deferred tax liability	—	(3,950)	77,500
Total adjustments to loss from continuing operations	15,902,384	636,210	23,717,292
Net cash flows from continuing operating activities	(203,622)	(428,036)	(2,082,013)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(203,622)	(428,036)	(4,170,130)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	(16,800)	(193,200)	(507,560)
Capital expenditures	—	(4,303)	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	(16,800)	(197,503)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	84,944	—	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	48,000	76,000	4,549,588
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	132,944	76,000	4,922,832

Net increase (decrease) in cash	(87,478)	(549,539)	3,468

Cash, beginning of period	90,947	640,486	—

Cash, end of period	$3,469	$90,947	$3,469

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	$204,500	$204,500
Forfeiture of executive compensation	—	630,848	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	834,231
Deferred financing and offering costs	—	—	249,689
Deferred compensation	—	—	(274,450)
Equipment financed	—	—	34,120

See Notes to Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

Through September 30, 2010, the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $28,859,699 and has a stockholders’ deficit of $757,980 at September 30, 2010.  These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal Business Activity

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our former directors and officers. We purchased fixed assets in the form of furniture, fixtures and equipment as well as certain intangible assets. The Company’s operations are located in South Florida. The Company develops and markets an internet social networking site.

Basis of Presentation

All share and per share information herein gives retroactive effect to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009, a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009, and to the one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, a change in the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheets at cost, which approximates fair value. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At September 30, 2009, the FDIC insured deposits up to $250,000.  At September 30, 2010, the Company’s bank balances did not exceed the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2010, the Company has capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	September 30,
	2010	2009
Stock Options:	1,937,346	1,795,034
Warrants:	—	57,975
Rights Issued to Note Holders:	7,934	7,934
Total	1,945,280	1,860,943

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $35,920 during the fiscal years ended September 30, 2010 and 2009, respectively.

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010 included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s financial statements, and the impact it will have on the Company’s financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year 2011 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,
	2010	2009
Website development costs	$507,560	$490,760
Less: accumulated amortization	(457,755)	(289,742)
Website development costs, net	$49,805	$201,018

Amortization expense of the website development costs totaled $168,013 and $203,330 during the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	September 30, 2010	September 30, 2009
Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,043	4,041
	33,580	33,578
Accumulated depreciation	(24,187)	(17,265)
Property and equipment, net	$9,393	$16,313

Depreciation expense of the property and equipment amounted to $6,922 and $9,368 during the fiscal years ended September 30, 2010 and 2009, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2010	September 30, 2009
Trade payables and accrued expenses	$365,965	$94,164
Accrued compensation and related benefits	159,000	—
Total	$524,965	$94,164

NOTE 6 - NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2010	September 30, 2009
Principal	$145,000	$145,000
Interest and Penalty	156,766	127,766
Total	$301,766	$272,766

The $145,000 in notes payable, bear an interest of 20% per annum, which includes a 5% penalty component, were due, as extended, on dates ranging from June 23, 2004 to December 31, 2004. The Company owed $156,766 and $127,766 in accrued interest and penalty at September 30, 2010 and 2009, respectively. The notes payable are unsecured and currently in default.  On July 19, 2010, plaintiffs, Edward and Michael Spindel filed a motion for summary judgment on the notes.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees were also awarded in the amount of $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

The default penalty contained in the notes issued in 2005 provided the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one hundred shares of the Company’s common stock at $0.75 per share for each dollar of the loan. During the fiscal year ended September 30, 2008, these note holders were issued rights to acquire 1,734 common shares. During the fiscal year ended September 30, 2008 certain note holders purchased 100 common shares for $15,000 pursuant to such stock purchase rights. The fair value of the rights associated with the default penalty amounted to $18,221 during the fiscal year ended September 30, 2008, and was recorded as interest expense during that year.  During the fiscal year ended September 30, 2008, the notes containing this default penalty provision were satisfied.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

Rights to Acquire Stock

On October 31, 2007 the Company and VOIS Partners LLC entered into Stock Purchase Agreements with each of Trackside Brothers LLP, Carrera Capital Management, Inc. and JAB Interactive LLC. Mr. Gary Schultheis, the Company’s President and CEO, is the managing member of VOIS Partners LLC. Under the terms of these agreements:

▪

Trackside Brothers LLP agreed to sell the 50,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Schultheis, the Company’s CEO, as well as Messrs. Stephen J. Bartkiw and Mark J. Minkin, former executive officers and directors of the Company, are the members of Trackside Brothers LLP,

▪	Carrera Capital Management, Inc. agreed to sell the 600,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Carrera Capital Partners, Inc. is owned by Mr. Minkin, and

▪	JAB Interactive LLC agreed to sell the 600,000 shares of the Company’s common stock it owns to VOIS Partners LLC. Mr. Bartkiw is the managing member of JAB Interactive LLC.

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

NOTE 8 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the fiscal year ended September 30, 2008, six note holders were issued rights to acquire 1,734 common shares with a fair value of $18,221.  The fair value of the note holders rights is the estimated value at October 31, 2007, November 30, 2007, December 31, 2007 and January 31, 2008, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  Expected strike price ranging from $0.66 to $3.34; market price ranging from $7.30 to $19.00; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

Issuance of Shares to Officers and Directors

On March 4, 2010, the Company issued 6,500,000 shares to officers and directors of the Company as compensation in lieu of cash. The shares were valued at $1.72 per share. The expense associated with the issuance of stock totaled $11,180,000 and is included in selling, general & administrative expense in the accompanying statement of operations.

Issuance of Shares for Services

During the years ended September 30, 2010 and 2009, the Company issued 1,230,000 and 25,498 shares of common stock with a fair value of $2,128,000 and $56,000, respectively, to consultants for services rendered to the Company.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 8 - CAPITAL STOCK (Continued)

Issuance of Shares Pursuant to Private Placements

During the year ended September 30, 2010, the Company issued 800,000 shares of common stock pursuant to a private placement, generating proceeds of $48,000.

During the year ended September 30, 2009, the Company issued 190,000 shares of common stock pursuant to a private placement, generating proceeds of $76,000.

During 2001, the Company issued warrants to purchase 28,680 shares of common stock to the placement agent in connection with a private placement. The warrants expired in December 2009. Effective January 12, 2007, our Board of Directors approved a reduction in the per share exercise price of the warrants from $60.00 to $37.50.   In conjunction with the exercise price reduction, the Board also approved a reduction in the trading price at which we have the right to call the warrants from $225.00 to $45.00 per warrant, and authorized resale of the redeemed warrants by the Company, in compliance with state and federal securities laws. The redemption price of $1.50 per warrant share of common stock would remain the same.

At September 30, 2010 and 2009, there are 0 and 57,978 warrants outstanding, respectively.

Stock Option Plans

We currently have three stock option plans, our 2002 Stock Option Plan, as amended (the "2002 Plan"), our 2007 Equity Compensation Plan (the "2007 Plan") and our 2010 Equity Compensation Plan (the “2010 Plan”).  The purpose of each of these plans is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  All of these plans are administered by our Board of Directors.

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2010, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At September 30, 2010 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

September 30, 2010

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

On October 30, 2009 our Board of Directors approved amendments to the outstanding options to purchase 200,000 shares of our common stock with an exercise price of $10.50 per share granted under our 2002 Stock Option Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of June 7, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee of our company.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2010, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2010 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 8 - CAPITAL STOCK (Continued)

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share granted under our 2007 Equity Compensation Plan which are held by members of our management and an employee to provide that these options are exercisable until the earlier of the original expiration date of October 3, 2012, or the first anniversary following the date the holder is no longer a member of the Board of Directors or employee.

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock.   The 2009 Plan was required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our Board granted options to purchase an aggregate of 970,000 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share.

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

On October 30, 2009 our Board of Directors amended options to purchase an aggregate of 832,500 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share granted under our 2009 Equity Compensation Plan which are held by members of management, an employee and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2010	2009
Exercise price:	$0.70	$0.70
Market price at date of grant:	$0.60	$0.60
Volatility:	542%-551%	193%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.31%-0.34%	1.38%

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 8 - CAPITAL STOCK (Continued)

The weighted-average grant-date fair value of options granted during the year ended September 30, 2010 and 2009 totaled to $1.526 and $0.574, respectively.

The total compensation cost for options amounted to $1,232,688 and $297,000 during the fiscal years ended September 30, 2010 and 2009, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at September 30, 2010 or 2009.

A summary of stock option activity during 2010 and 2009 of the Company’s stock option plans is as follows:

	Year Ended September 30, 2010			Year Ended September 30, 2009
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Stock options
Balance at beginning of year	1,795,034	$ 3.50		825,034	$ 6.40
Granted	350,000	$ 1.06		970,000	$ 1.04
Exercised	(197,404)	$ 2.00		—	—
Forfeited	(10,284)	$10.50		—	—
Balance at end of year	1,937,346	$ 3.33		1,795,034	$ 3.50

Options exercisable at end of year	1,710,940	$ 3.62		973,489	$ 5.58

Weighted average fair value of options granted during the year		$ 1.06			$ 1.04

The following table summarizes information about employee stock options outstanding at September 30, 2010:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September,	Contractual	Exercise	September 30,	Exercise
Price ($)	2010	Life	Price ($)	2010	Price ($)

0.70 – 1.10	643,005	3.64 years	.070 – 1.10	511,755	0.868
1.20 – 1.32	358,617	3.75 years	1.20 – 1.32	295,179	1.278
1.40 – 5.00	720,975	2.27 years	1.40 – 5.00	689,256	4.53
10.50	214,750	1.68 years	10.50	214,750	10.50
	1,937,346			1,710,940	3.62

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 8 - CAPITAL STOCK (Continued)

The following activity occurred under the Company’s plans:

	September 30,	September 30,
	2010	2009
Weighted-average grant date fair value of options granted	$1.53	$0.57
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$1,232,688	$296,910

NOTE 9 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2010 and 2009 are as follows:

	2010	2009
Current	$—	$—
Deferred	—	—
Total	$—	$—

A reconsolidation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2010	2009
Tax at US Statutory Rate	34.0%	35.0%
State tax rate, net of federal benefits	3.5	3.6
Permanent difference	(32.6)	4.9
Changes in valuation allowance	(4.9)%	(43.5)%
Effective tax note	0.0%	0.0%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

The components of the deferred tax assets are as follows:

	2010	2009
Net operating loss carryforwards	$2,206,000	$1,511,000
Fair value of stock options	2,604,000	2,201,000
Fair value of stock rights	—	—
Accounts payable and accrued interest	—	58,000
Other	336,000	112,000
Deferred tax asset	5,146,000	3,882,000
Valuation	(4,951,000)	(3,693,000)
Net deferred tax asset, current	$195,000	$189,000

The components of the deferred tax liability are as follows:

	2010	2009
Website development costs, net	$195,000	$189,000
Net deferred tax liability, current	$195,000	$189,000

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 9 – INCOME TAXES (Continued)

Management believes it is more likely than not that it will be able to realize the tax benefit of certain deferred tax assets to the extent of its deferred tax liability, and therefore has provided a valuation allowance of less than 100 percent.

The valuation allowance increased by $1,258,000 from September 30, 2009 to September 30, 2010.

At September 30, 2010 the Company had estimated tax net operating loss carryforwards of approximately $5,876,000, which expire through its tax year ending in 2030.  Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain owner shifts.

NOTE 10 – COMMITMENTS

During fiscal 2010, we terminated our office lease and have no future rent commitments at September 30, 2010.

The commitments under such agreement over the next three years are as follows:

Year	Commitments
2011	$—
2012	$—
2013	$—

NOTE 11 – SUBSEQUENT EVENTS

On November 23, 2010 we effected a one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, and also changed the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.