Form 10-Q
period 2010-12-31
VOIS Inc.
filed 2011-02-14
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(813) 925-5845

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 18,896,045 shares of common stock are issued and outstanding as of February 14, 2011.

VOIS INC.

FORM 10-Q

December 31, 2010

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, "we", "our", and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary.  In September 2008 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2011” means the year ended September 30, 2011 and "fiscal 2010" means the year ending September 30, 2010.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	September 30, 2010 (1)
CURRENT ASSETS:
Cash	$2,453	$3,469
Prepaid expenses	7,500	—
	9,953	3,469

OTHER ASSETS:
Property and equipment, net	7,972	9,392
Website development costs, net of accumulated amortization of $484,005 and $457,755, respectively)	23,555	49,805
Other Assets	6,084	6,084
Total Assets	$47,564	$68,750

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$619,041	$524,965
Notes payable	309,016	301,766
Total Liabilities	928,057	826,731

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Common stock ($.001 par value; 1,000,000,000 shares authorized; 15,096,045 shares issued and outstanding)	15,097	13,422
Additional paid in capital	28,153,371	28,088,296
Accumulated deficit	(29,048,961)	(28,859,700)

Total stockholders' deficit	(880,493)	(757,982)

Total Liabilities and Stockholders Deficit	$47,564	$68,749

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three-month period ended December 31, 2010	Three-month period ended December 31, 2009	Cumulative For the Period From May 19, 2000 (Inception) to December 31, 2010 (unaudited)

Revenues	$—	$—	$36,139

Operating expenses:
Selling, general & administrative	180,417	590,621	25,241,751
Total operating expenses	180,417	590,621	25,241,751

Operating loss	(180,417)	(590,621)	(25,205,612)

Other (income) expense:
Interest income	—	—	(4,572)
Loss on investment in A.D. Pharma	—	—	125,000
Interest expense	8,843	7,251	649,135
Interest expense-related party	—	—	13,391
	8,843	7,251	782,954

Loss from continuing operations	(189,260)	(597,872)	(25,988,566)

Income/(loss) from discontinued operations	—	—	(3,060,395)

Net loss	$(189,260)	$(597,872)	$(29,048,961)

Per share data- basic and diluted:
Loss from continuing operations	$(0.01)	$(0.13)
Income from discontinued operations	—	—
Net loss	$(0.01)	$0.13)

Basic and diluted weighted average common shares outstanding	14,104,740	4,597,074

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Month Period Ended December 31,		Cumulative For the Period From May 19, 2000 (Inception) to
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(189,260)	$(597,872)	$(29,048,959)
Less income (loss) from discontinued operations	—	—	(3,060,395)
Loss from continuing operations	(189,260)	(597,872)	(25,988,564)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	36,750	—	17,504,299
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	—	—	2,435,839
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	1,420	2,351	25,607
Amortization	26,250	51,078	484,005
Amortization of deferred compensation	—	411,340	1,507,138
Changes in operating assets and liabilities
Prepaid expenses	(7,500)	—	(5,387)
Deferred tax asset	—	—	(77,500)
Accrued interest	8,843	7,251	183,454
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	92,482	40,902	1,474,594
Deferred tax liability	—	—	77,500
Total adjustments to loss from continuing operations	158,244	512,922	23,875,539
Net cash flows from continuing operating activities	(31,016)	(84,950)	(2,113,025)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(31,016)	(84,950)	(4,201,142)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	—	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	—	—	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	2,944	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	30,000	48,000	4,579,589
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	30,000	50,944	4,952,832

Net increase (decrease) in cash	(1,016)	(34,006)	2,453

Cash, beginning of period	3,469	90,946	—

Cash, end of period	2,453	56,940	2,453

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	—	204,500
Forfeiture of executive compensation	—	—	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	834,231
Deferred financing and offering costs	—	—	249,689
Deferred compensation	—	—	(274,450)
Equipment financed	—	—	34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

Through December 31, 2010, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,048,961. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2010 and notes thereto and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three-months ending December 31, 2010 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At December 31, 2010, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of December 31, 2010, we have capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	December 31, 2010	September 30, 2010

Stock Options:	1,937,346	1,937,346
Warrants:	—	—
Rights Issued to Note Holders:	7,934	7,934
Total	1,945,280	1,945,280

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the three-month periods ending December 31, 2010 and 2009, respectively.

Recent accounting pronouncements

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company will adopt this update prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted this standard with no material effect as the Company determined financing receivables subject to disclosure are immaterial.

In December 2010, the FASB issued a new accounting standard that provided guidance on supplementary pro forma information for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While not impacting the disclosure of pro forma information, the new standard changes the way such information is calculated. Specifically, consolidated revenue and earnings would be determined as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This method is consistent with guidance set forth by the SEC. Additionally, the standard required qualitative disclosures around the nature and amount of material, nonrecurring pro forma adjustments directly attributable to business combinations. The Company has elected to early adopt this standard.

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31, 2010	September 30, 2010

Website development costs	$507,560	$507,560
Less: accumulated amortization	(484,005)	(457,755)
Website development costs, net	$23,555	$49,805

Amortization expense of the website development costs amounted to $26,250 and $51,078 during the three-month periods ending December 31, 2010 and 2009, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	December 31, 2010	September 30, 2010

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,041
	33,578	33,578
Accumulated depreciation	(25,607)	(24,186)
Property and equipment, net	$7,971	$9,392

Depreciation expense of the property and equipment amounted to $1,420 and $2,351 during the three-month periods ending December 31, 2010 and 2009, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and September 30, 2010 are comprised of the following:

	December 31, 2010	September 30, 2010
Trade payables and accrued expenses	$547,041	$365,965
Accrued compensation and related benefits	72,000	159,000
Total	$619,041	$524,965

NOTE 6 - NOTES PAYABLE

At December 31, 2010 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $164,016. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

December 31, 2010

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $164,016 in accrued interest and penalty at December 31, 2010. The notes payable are unsecured and currently in default.  The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $7,251 during the three-month period ending December 31, 2010.

The total amount due on the notes payable is as follows:

December 31, 2010
Principal	$145,000
Interest and Penalty	164,016
Total	$309,016

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 6 - NOTES PAYABLE (Continued)

September 30, 2010

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owed $156,766 in accrued interest and penalty at September 30, 2010. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2010
Principal	$145,000
Interest and Penalty	156,766
Total	$301,766

NOTE 7 - CAPITAL STOCK

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

Issuance of Shares Pursuant to Private Placements

During the three-month period ending December 31, 2010, the Company issued 1,500,000 shares of common stock pursuant to a private placement, generating proceeds of $30,000.

During the three-month period ending December 31, 2009, the Company issued 800,000 shares of common stock pursuant to a private placement, generating proceeds of $48,000.

During October, 2010 we issued 50,000 shares of restricted common stock at a per share price of $0.36, valued at $18,000, in lieu of pay to an executive officer.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During December, 2010 we issued 125,000 shares of restricted common stock at a per share price of $0.15, valued at $18,750, in lieu of pay to our executive officers and the board of directors.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of December 31, 2010, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At December 31, 2010 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of December 31, 2010, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At December 31, 2010 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

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

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2011	2010
Exercise price:	$0.70	$0.70
Market price at date of grant:	$0.60	$0.60
Volatility:	542%-551%	542%-551%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.31%-0.34%	0.31%-0.34%

A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of year	1,937,346	$3.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	1,937,346	$3.33

Options exercisable at end of period	1,807,971	$3.49

Weighted average fair value of options granted during the year		$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2010:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2010	Life	Price	2010	Price

0.70 – 1.10	643,005	3.39 years	.070 – 1.10	568,005	0.87
1.20 – 1.32	358,616	3.50 years	1.20 – 1.32	322,367	1.27
1.40 – 5.00	720,975	2.01 years	1.40 – 5.00	702,850	4.47
10.50	214,750	1.43 years	10.50	214,750	10.50
	1,937,346			1,807,971	3.43

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

NOTE 8 - LEGAL PROCEEDINGS

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 8 - LEGAL PROCEEDINGS (Continued)

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

On January 27, 2011 we were ordered to "In- Person -Mediation" by the appeals court to arrive at a resolution with plaintiffs to this judgment. The date is March 1, 2011. While we will participate and hopefully work to a resolution, this will not, however, stop our appeal from proceeding.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $164,016 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $10,487 in accrued interest.

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

During the first quarter of fiscal 2011 we raised $30,000 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to acquire or merge with a company during 2011 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at December 31, 2010 we have an accumulated deficit of approximately $29,000,000.  The report of our independent registered public accounting firm on our financial statements for fiscal 2010 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the three months ended December 31, 2010 and for the prior fiscal year 2010 we had no revenue.

General and administrative expense. For the three months ended December 31, 2010, general and administrative expenses were $180,417 as compared to $590,621 for the three months ended December 31, 2009, a decrease of $410,204 or approximately 69.5%.  For the three months ended December 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2010	2009
Occupancy	$—	$19,263
Consulting	2,000	40,000
Employee compensation	108,750	426,700
Professional fees	31,893	37,877
Internet/Phone	—	1,373
Travel/Entertainment	—	11
Depreciation and amortization	27,670	53,429
Product development	9,617	4,877
Other	487	7,091
	$180,417	$590,621

•	For the three months ended December 31, 2010, Occupancy expense decreased to $0 as compared to $19,263. We vacated our office space in December, 2009.

•

For the three months ended December 31, 2010, Consulting expense decreased to $2,000 as compared to $40,000 for the same period in the prior year.  The decrease was due to cost cutting measures taken by the company.

•

For the three months ended December 31, 2010, salaries and related expenses decreased to $108,750 as compared to $426,700.  Employee compensation is lower due to a decrease in expense related to stock based compensation of $411,340 which was due to the acceleration of vesting on 832,500 shares, in the prior year.

•

For the three months ended December 31, 2010, Professional fee expense decreased to $31,893 as compared to $37,877.  Professional fee expense decreased primarily due to lower legal fees as compared to the prior year.

•	For the three months ended December 31, 2010, travel and entertainment expense decreased to $0 as compared to $11.

•

For the three months ended December 31, 2010, Product development expense amounted to $9,617 as compared to $4,877 for the three months ended December 31, 2009.  The increase is due to higher hosting fees paid in the three month period ended December 31, 2010 as compared to the prior year.

•	For the three months ended December 31, 2010, Other expense amounted to $487 as compared to $7,091 for the three months ended December 31, 2009.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2011, with the exception of share-based payments that the Company may incur from time to time.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2010 (unaudited) and September 30, 2010:

	December 31,	September 30,	$	%
	2010	2010	Change	Change

Working Capital	$(918,104)	$(823,262)	$(94,842)	11.5%

Cash	2,453	3,469	(1,016)	-29.3%
Total current assets	9,953	3,469	6,484	186.9%
Property and equipment, net	7,971	9,392	(1,421)	-15.1%
Other assets	13,584	6,084	7,500	123.3%
Intangibles, net	23,555	49,805	(26,250)	-52.7%

Total assets	47,563	68,750	(21,187)	-30.8%

Accounts payable and accrued liabilities	619,041	524,965	94,076	17.9%
Notes payable-current	309,016	301,766	7,250	2.4%
Total current liabilities	928,057	826,731	101,326	12.3%
Total liabilities	928,057	826,731	101,326	12.3%
Accumulated deficit	(29,048,961)	(28,859,700)	(189,261)	0.7%
Stockholders’ deficit	$(880,493)	$(757,982)	$(122,511)	16.2%

At December 31, 2010 our working capital deficit increased by $94,842 as compared to September 30, 2010 primarily as a result of an increase in accounts payable and accrued expenses.

Operating activities

Net cash used for continuing operating activities for the three months ended December 31, 2010 was $31,015 as compared to $84,950 for the three months ended December 31, 2009.  Non-cash items totaling $158,244 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2010 include:

•	$36,750 related to the fair value of shares issued to employees and consultants and
•	$27,670 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $92,482.

Non-cash items totaling $512,922 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2009 include:

•	$411,340 related to the expense associated with the issuance of stock options, and
•	$53,428 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $40,902.

Investing activities

We had no investing activities in the quarter ending December 31, 2010 or December 31, 2009.

Financing activities

Net cash provided by financing activities was $30,000 for the three months ended December 31, 2010 as compared to $50,944 for the three months ended December 31, 2009.  During the fiscal 2010 period we generated cash from the sale of our securities, and during the fiscal 2009 period we generated cash from the sale of our securities and the exercise of employee stock options.

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

Item 4T.                Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for us.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the evaluation date, our CEO and our CFO, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

On January 27, 2011 we were ordered to "In- Person -Mediation" by the appeals court to arrive at a resolution with plaintiffs to this judgment. The date is March 1, 2011. While we will participate and hopefully work to a resolution, this will not, however, stop our appeal from proceeding.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $164,016 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2010 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $10,487 in accrued interest.

Item 1A.              Risk Factors.

Not applicable for a smaller reporting company.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults upon Senior Securities.

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of President
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting and officer
32.1	Section 1350 certification
32.2	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

February 14, 2011	By: /s/ William Marginson
William Marginson
CEO, President, principal executive officer