Form 10-Q/A
period 2010-12-31
VOIS Inc.
filed 2011-04-15
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 18,896,045 shares of common stock are issued and outstanding as of April 14, 2011.

EXPLANATORY NOTE

VOIS Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 14, 2011 (the "Original Filing"). We are amending the Original Filing to correct for incomplete certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This amendment contains currently dated certifications. This amendment speaks as of the date of the Original Filing.

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

VOIS INC.

April 14, 2011	By: /s/ William Marginson
William Marginson
CEO, President, principal executive officer