Form 10-Q
period 2011-03-31
VOIS Inc.
filed 2011-05-16
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at May 13, 2011, the latest practicable date, was: 17,106,045.

VOIS INC.

FORM 10-Q

March 31, 2011

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, "we", "our", and "us" refers to VOIS Inc., a Florida corporation, and our subsidiary.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2010” means the year ended September 30, 2010 and "fiscal 2011" means the year ending September 30, 2011.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011	September 30, 2010 (1)
CURRENT ASSETS:
Cash	$2,819	$3,469
Prepaid expenses	25,500	—
	28,319	3,469

OTHER ASSETS:
Property and equipment, net	6,640	9,393
Website development costs, net of accumulated amortization of $496,192 and $457,755, respectively)	11,368	49,805
Other Assets	6,084	6,084
Total Assets	$52,411	$68,751

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$689,908	$524,965
Notes payable	316,266	301,766
	1,006,174	826,731

Long-Term Liabilities
Total Liabilities	1,006,174	826,731

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Common stock ($.001 par value; 1,000,000,000 shares authorized; 17,106,045 shares issued and outstanding)	17,107	13,422
Additional paid in capital	28,171,461	28,088,297
Accumulated deficit	(29,142,331)	(28,859,699)
Total Stockholders' Deficit	(953,763)	(757,980)

Total Liabilities and Stockholders’ Deficit	$52,411	$68,751

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three month period ended March 31, 2011	Three month period ended March 31, 2010	Six month period ended March 31, 2011	Six month period ended March 31, 2010	Cumulative For the Period From May 19, 2000 (Inception) to March 31, 2011
					(Unaudited)

Revenues	$—	$—	$—	$—	$36,139

Operating expenses:
Selling, general & administrative	84,518	13,819,870	264,936	14,410,491	25,326,270
Total operating expenses	84,518	13,819,870	264,936	14,410,491	25,326,270

Operating loss	(84,518)	(13,819,870)	(264,936)	(14,410,491)	(25,290,131)

Other (income) expense:
Interest income	—	—	—	—	(4,572)
Loss on investment in A.D. Parma	—	—	—	—	125,000
Interest expense	8,852	7,250	17,695	14,501	657,986
Interest expense - related party	—	—	—	—	13,391
	8,852	7,250	17,695	14,501	791,805

Loss from continuing operations	(93,370)	(13,827,120)	(282,631)	(14,424,992)	(26,081,936)

Loss from discontinued operations	—	—	—	—	(3,060,394)

Net loss	$(93,370)	$(13,827,120)	$(282,631)	$(14,424,992)	$(29,142,330)

Per share data - basic and diluted:
Loss from continuing operations	$(0.01)	$(1.89)	$(0.02)	$(2.43)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(1.89)	$(0.02)	$(2.43)

Basic and diluted weighted average common shares outstanding	16,362,711	7,317,720	15,221,319	5,942,415

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six Month Period Ended March 31,		Cumulative For the Period From May 19, 2000 (Inception) March 31,
	2011	2010	2010

Cash flows from operating activities:
Net loss	$(282,631)	$(14,424,992)	$(29,142,330)
Less income -loss from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(282,631)	(14,424,992)	(26,081,936)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	—	11,280,000	17,467,549
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	36,750	2,070,000	2,362,589
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	2,752	4,082	26,939
Amortization	38,437	98,876	496,192
Amortization of deferred compensation	—	765,478	1,507,138
Changes in operating assets and liabilities
Other asset	(25,500)	—	(23,387)
Deferred tax asset	—	—	(77,500)
Accrued interest	17,687	14,500	192,297
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	158,569	1,091	1,650,680
Deferred tax liability	—	—	77,500
Total adjustments to loss from continuing operations	228,695	14,234,027	23,945,987
Net cash flows from continuing operating activities	(53,936)	(190,965)	(2,135,949)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(53,936)	(190,965)	(4,224,066)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	(16,800)	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	—	(16,800)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	84,944	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	50,100	48,000	4,599,688
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	50,100	132,944	4,972,932

Net increase (decrease) in cash	(3,836)	(74,821)	(368)

Cash, beginning of period	3,469	90,947	—

Cash, end of period	$(368)	$16,126	$(368)

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	—	$204,500
Forfeiture of executive compensation	—	—	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	$834,231
Deferred financing and offering costs	—	—	$249,689
Deferred compensation	—	—	$(274,450)
Equipment financed	—	—	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Through March 31, 2011, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,142,330. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ASC 915-10-05. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The results of operations for the three and six-months ending March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At March 31, 2011, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

March 31, 2011

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	March 31, 2011	September 30, 2010

Stock Options:	1,937,346	1,937,346
Warrants:	—	—
Rights Issued to Note Holders:	7,934	7,934
Total	1,945,280	1,945,280

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the six-month periods ending March 31, 2011 and 2010, respectively.

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

March 31, 2011

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

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31, 2011	September 30, 2010

Website development costs	$507,560	$507,560
Less: accumulated amortization	(496,192)	(457,755)
Website development costs, net	$11,368	$49,805

Amortization expense of the website development costs amounted to $38,437 and $98,876 during the six-month periods ending March 31, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	March 31, 2011	September 30, 2010

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,042
	33,578	33,579
Accumulated depreciation	(26,938)	(24,186)
Property and equipment, net	$6,640	$9,393

Depreciation expense of the property and equipment amounted to $2,752 and $4,082 during the six-month periods ending March 31, 2011 and 2010, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2011 and September 30, 2010 are comprised of the following:

	March 31, 2011	September 30, 2010
Trade payables and accrued expenses	$593,908	$365,965
Accrued compensation and related benefits	96,000	159,000
Total	$689,908	$524,965

NOTE 6 - NOTES PAYABLE

At March 31, 2011 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $171,266. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

March 31, 2011

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $171,266 in accrued interest and penalty at March 31, 2011. The notes payable are unsecured and currently in default.  The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $14,500 during the six-month period ending March 31, 2011.

The total amount due on the notes payable is as follows:

March 31, 2011
Principal	$145,000
Interest and Penalty	171,266
Total	$316,266

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Issuance of Shares Pursuant to Private Placements

During February, 2011, the Company issued 2,010,000 shares of common stock pursuant to a private placement, generating proceeds of $20,100.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

NOTE 7 - CAPITAL STOCK (Continued)

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of March 31, 2011, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At March 31, 2011 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

March 31, 2011

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of March 31, 2011, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At March 31, 2011 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

March 31, 2011

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2011 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of year	1,937,346	$3.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	1,937,346	$3.33

Options exercisable at end of period	1,905,003	$3.37

Weighted average fair value of options granted during the year		$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at March 31, 2011:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2011	Life	Price	2011	Price

0.70 – 1.10	643,005	3.14 years	.070 – 1.10	624,255	0.88
1.20 – 1.32	358,616	3.25 years	1.20 – 1.32	349,554	1.27
1.40 – 5.00	720,975	1.77 years	1.40 – 5.00	716,444	4.41
10.50	214,750	1.18 years	10.50	214,750	10.50
	1,937,346			1,905,003	3.37

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

March 31, 2011

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

On January 27, 2011 we were ordered to "In- Person -Mediation" by the appeals court to arrive at a resolution with plaintiffs to this judgment. On March 1, 2011 we participated in mediation as directed and were unable to come to an equitable resolution. On March 24, 2011 we filed our appeal brief with the U. S. District Court for the Southern District of Florida. We continue to believe in the merits of our case.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At March 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $191,266 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At March 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $9,561 in accrued interest.

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

We are a development stage company.  During fiscal 2009 and continuing into the first half of fiscal 2010, we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation.  We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.

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

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at March 31, 2011 we have an accumulated deficit of approximately $29,000,000.  The report of our independent registered public accounting firm on our financial statements for fiscal 2010 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Six Month Period ended March 31, 2011

During the six months ended March 31, 2011and for the prior fiscal year we had no revenue.

General and administrative expense. For the six months ended March 31, 2011, general and administrative expenses were $264,936 as compared to $14,410,491 for the six months ended March 31, 2011, a decrease of $14,145,555. For the six months ended March 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2011	2010
Occupancy	$—	$19,263
Consulting	42,290	2,117,500
Employee compensation	132,750	12,060,838
Professional fees	38,267	85,905
Internet/Phone	—	3,409
Travel/Entertainment	—	11
Product development	9,617	8,243
Depreciation and amortization	41,189	102,958
Other	823	12,364
	$264,936	$14,410,491

•	For the six months ended March 31, 2011, Occupancy expense decreased to $0 as compared to $19,263. We vacated our offices in December, 2009.

•

For the six months ended March 31, 2011, Consulting expense decreased to $42,290 as compared to $2,117,500, as a result of restricted stock issued to consultants in the prior fiscal period who are tasked with our business development efforts.  We had no similar stock issuance in the six months ended March 31, 2011.

•

For the six months ended March 31, 2011, salaries and related expenses decreased to $132,750 as compared to $12,060,838.  Employee compensation is lower due to a decrease in expense related to the issuance of restricted stock to senior management and the board of directors in the prior fiscal period, and a decrease in stock based compensation of $765,478 which is primarily due to the issuance of employee stock options in the prior year.

•

For the six months ended March 31, 2011, Professional fee expense decreased to $38,267 as compared to $85,905. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation, as compared to the prior year.

•	For the six months ended March 31, 2011, travel and entertainment expense decreased to $0 as compared to $11.

•	For the six months ended March 31, 2011, Product development expense amounted to $9,617 as compared to $8,243 for the six months ended March 31, 2011, an increase of $1,374, or 16.7%.

•

For the six months ended March 31, 2011, Other expense amounted to $822 as compared to $12,364 for the six months ended March 31, 2011.  The decrease is due to non-recurring expenses incurred in the prior year for moving expenses of $5,163, and increased computer expenses of $6,587.

Three Month Period ended March 31, 2011

During the six months ended March 31, 2011and for the prior fiscal year we had no revenue.

General and administrative expense. For the three months ended March 31, 2011, general and administrative expenses were $84,518 as compared to$13,819,870 for the three months ended March 31, 2010, a decrease of $13,735,352. For the three months ended March 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2011	2010
Consulting	$40,290	$2,077,500
Employee compensation	24,000	11,634,138
Professional fees	6,374	48,028
Internet/Phone	—	2,036
Product development	—	3,365
Depreciation and amortization	13,519	49,529
Other	335	5,274
	$84,518	$13,819,870

•

For the three months ended March 31, 2011, Consulting expense decreased to $40,290 as compared to $2,077,500, as a result of restricted stock issued to consultants in the prior year, who were are tasked with our business development efforts.

•

For the three months ended March 31, 2011, salaries and related expenses decreased to $24,000 as compared to $11,634,138.  Employee compensation is lower due to a decrease in expense related to the prior year non-recurring issuance of restricted stock to senior management and the board of directors, and stock based compensation of $354,138 which was primarily due to the issuance of employee stock options.

•

For the three months ended March 31, 2011, Professional fee expense decreased to $6,374 as compared to $48,028. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation as compared to the prior year.

•	For the three months ended March 31, 2011, Product development expense amounted to $0 as compared to $3,365 for the three months ended March 31, 2011.

•

For the three months ended March 31, 2011, Other expense amounted to $335 as compared to $5,274 for the three months ended March 31, 2011, a decrease of $4,939.  The decrease is primarily due to moving expenses incurred in the prior fiscal period.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during the balance of fiscal 2011, excluding the stock based compensation expense.  We will continue our business development and marketing efforts.  Our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2011 (unaudited) and September 30, 2010:

	March 31,	September 30,	$	%
	2011	2010	Change	Change

Working Capital	$(977,855)	$(823,262)	$154,593)	18.8%

Cash	2,819	3,469	(650)	-18.7%
Total current assets	28,319	3,469	24,850	716.3%
Property and equipment, net	6,640	9,393	(2,753)	-29.3%
Other assets	31,584	6,084	25,500	419.1%
Intangibles, net	11,368	49,805	(38,437)	-77.2%

Total assets	52,411	68,751	(16,340)	-23.8%

Accounts payable and accrued liabilities	689,908	524,965	164,943	31.4%
Notes payable-current	316,266	301,766	14,500	4.8%
Total current liabilities	1,006,174	826,731	179,443	21.7%
Total liabilities	1,006,174	826,731	179,443	21.7%
Accumulated deficit	(29,142,331)	(28,859,699)	(282,633)	1.0%
Stockholders’ deficit	$(953,763)	$(757,982)	$(195,781)	25.8%

At March 31, 2011 our working capital decreased as compared to September 30, 2010 primarily as a result of an increase in current liabilities.

Operating activities

Net cash used for continuing operating activities for the six months ended March 31, 2011 was $50,749 as compared to $190,965 for the six months ended March 31, 2010.  For the six months ended March 31, 2011 we had a net loss of $282,631 offset by non-cash items totaling $231,882 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2011 which included:

•	$36,750 related to the expense associated with the issuance of restricted stock to consultants for services,

•	$41,189 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $161,756.

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

Investing activities

Net cash used in investing activities for the six months ended March 31, 2011 was $0 as compared to $16,800 for the six months ended March 31, 2010, which reflects Web site development costs.

Financing activities

Net cash provided by financing activities was $50,100 for the six months ended March 31, 2011 as compared to $132,944 for the six months ended March 31, 2010.  During the fiscal 2011 period we generated cash from the sale of our securities of $50,100.  During the fiscal 2010 period we generated cash from the sale of our securities of $48,000 and from the exercise of employee stock options of $84,944.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

VOIS INC.

May 13, 2011	By: /s/ William Marginson
William Marginson,
Chief Executive Officer, principal executive officer

May 13, 2011	By: /s/ James Thomas
James Thomas
Chief Financial Officer, principal financial and accounting officer