Form 10-Q
period 2011-06-30
VOIS Inc.
filed 2011-08-15
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(MARK ONE)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 000-33035

VOIS INC.
(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111, Sterling, Virginia	20166
(Address of principal executive offices)	(Zip Code)

(571) 287-2388
(Registrant's telephone number, including area code)

8709 Hunters Green Drive, Suite 300, Tampa, Florida 33647
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at August 13, 2011, the latest practicable date, was: 17,106,045.

VOIS INC.
FORM 10-Q
June 30, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	September 30, 2010 (1)
CURRENT ASSETS:
Cash	$1,619	$3,469
	1,619	3,469

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $27,995 and $24,187, respectively	5,583	9,393
Website development costs, net of accumulated amortization of $501,892 and $457,755, respectively	5,668	49,805
Other Assets	6,084	6,084
Total Assets	$18,954	$68,751

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$763,068	$524,965
Notes payable	323,516	301,766
	1,086,584	826,731

Total Liabilities	1,086,584	826,731

Stockholders' Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Common stock ($.001 par value; 1,000,000,000 shares authorized; 17,106,045 shares issued and outstanding)	17,107	13,422
Additional paid in capital	28,171,461	28,088,297
Accumulated deficit	(29,256,198)	(28,859,699)
Total Stockholders' Deficit	(1,067,630)	(757,980)

Total Liabilities and Stockholders’ Deficit	$18,954	$68,751

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three month period ended June 30, 2011	Three month period ended June 30, 2010	Nine month period ended June 30, 2011	Nine month period ended June 30, 2010	Cumulative For the Period From May 19, 2000 (Inception) to June 30, 2011
					(Unaudited)

Revenues	$—	$—	$—	$—	$36,139

Operating expenses:
Selling, general & administrative	105,006	816,718	369,942	15,227,208	25,431,276
Total operating expenses	105,006	816,718	369,942	15,227,208	25,431,276

Operating loss	(105,006)	(816,718)	(369,942)	(15,227,208)	(25,395,137)

Other (income) expense:
Interest income	—	—	—	—	(4,572)
Loss on investment in A.D. Parma	—	—	—	—	125,000
Interest expense	8,860	7,250	26,555	21,752	666,846
Interest expense - related party	—	—	—	—	13,391
	8,860	7,250	26,555	21,751	800,665

Loss from continuing operations	(113,866)	(823,968)	(396,497)	(15,248,960)	(26,195,802)

Loss from discontinued operations	—	—	—	—	(3,060,394)

Net loss	$(113,866)	$(823,968)	$(396,497)	$(15,248,960)	$(29,256,196)

Per share data - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.06)	$(0.03)	$(1.85)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.06)	$(0.03)	$(1.85)

Basic and diluted weighted average common shares outstanding	17,096,045	12,859,733	15,846,228	8,252,996

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Month Period Ended June 30,		Cumulative For the Period From May 19, 2000 (Inception) June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(396,497)	$(15,248,960)	$(29,256,196)
Less income -loss from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(396,497)	(15,248,960)	(26,195,802)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	—	11,835,000	17,467,549
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	36,750	2,070,000	2,472,589
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	3,808	5,502	27,995
Amortization	44,137	137,779	501,892
Amortization of deferred compensation	—	907,423	1,507,138
Changes in operating assets and liabilities
Other asset	—	—	2,113
Deferred tax asset	—	—	(77,500)
Accrued interest	29,717	21,750	204,327
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	230,135	78,128	1,612,247
Deferred tax liability	—	—	77,500
Total adjustments to loss from continuing operations	344,547	15,055,582	24,061,840
Net cash flows from continuing operating activities	(51,950)	(193,378)	(2,133,962)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(51,950)	(193,378)	(4,222,079)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	(16,800)	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	—	(16,800)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	84,944	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	50,100	48,000	4,599,688
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	50,100	132,944	4,972,932

Net increase (decrease) in cash	(1,850)	(77,234)	1,619

Cash, beginning of period	3,469	90,947	—

Cash, end of period	$1,619	$13,713	$1,619

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	—	$204,500
Forfeiture of executive compensation	—	—	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	$834,231
Deferred financing and offering costs	—	—	$249,689
Deferred compensation	—	—	$(274,450)
Equipment financed	—	—	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Through June 30, 2011, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,256,196. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

The results of operations for the three and nine-month ending June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At June 30, 2011, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of June 30, 2011, we have capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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
June 30, 2011

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	June 30, 2011	September 30, 2010

Stock Options:	1,937,346	1,937,346
Warrants:	—	—
Rights Issued to Note Holders:	7,934	7,934
Total	1,945,280	1,945,280

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the nine-month periods ending June 30, 2011 and 2010, respectively.

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
June 30, 2011

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

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30, 2011	September 30, 2010

Website development costs	$507,560	$507,560
Less: accumulated amortization	(501,892)	(457,755)
Website development costs, net	$5,668	$49,805

Amortization expense of the website development costs amounted to $44,137 and $137,779 during the nine-month periods ending June 30, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	June 30, 2011	September 30, 2010

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,042
	33,578	33,579
Accumulated depreciation	(27,995)	(24,186)
Property and equipment, net	$5,583	$9,393

Depreciation expense of the property and equipment amounted to $3,808 and $5,502 during the nine-month periods ending June 30, 2011 and 2010, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2011 and September 30, 2010 are comprised of the following:

	June 30, 2011	September 30, 2010
Trade payables and accrued expenses	$667,068	$365,965
Accrued compensation and related benefits	96,000	159,000
Total	$763,068	$524,965

NOTE 6 - NOTES PAYABLE

At June 30, 2011 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $171,266. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.

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

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266. This Opinion was made final upon the issuance of a mandate on August 10, 2011.

June 30, 2011

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $178,516 in accrued interest and penalty at June 30, 2011. The notes payable are unsecured and currently in default.  The default penalty contained in the notes issued in 2005 provides the note holder with a stock purchase right to acquire, for every 30 day period that the Company is in default on the loan, one share of the Company’s common stock at $0.375 per share for each dollar of the loan.

The interest and penalty expenses associated with the aforementioned notes amounted to $21,750 during the nine-month period ending June 30, 2011.

The total amount due on the notes payable is as follows:

June 30, 2011
Principal	$145,000
Interest and Penalty	178,516
Total	$323,516

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 7 - CAPITAL STOCK

Issuance of Stock Purchase Rights

During the three-month period ending December 31, 2007, six note holders were issued rights to acquire 2,600 common shares with a fair value of $15,346. The fair value of the note holders rights is the estimated value at October 31, November 30, and December 31 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Expected strike price ranging from  $0.33 to $1.67; market price ranging from $3.65 to $9.50; expected volatility of 141.57%; a risk free interest rate ranging from 3.97% to 4.48%; and expected option life of 10 years.

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 - CAPITAL STOCK (Continued)

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of June 30, 2011, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At June 30, 2011 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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
June 30, 2011

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of June 30, 2011, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At June 30, 2011 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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
June 30, 2011

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2011 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of year	1,937,346	$3.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	1,937,346	$3.33

Options exercisable at end of period	1,937,346	$3.33

Weighted average fair value of options granted during the year		$—

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at June 30, 2011:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2011	Life	Price	2011	Price

0.70 – 1.10	643,005	2.89 years	.070 – 1.10	643,005	0.88
1.20 – 1.32	358,616	3.00 years	1.20 – 1.32	358,616	1.27
1.40 – 5.00	720,975	1.52 years	1.40 – 5.00	720,975	4.40
10.50	214,750	0.93 years	10.50	214,750	10.50
	1,937,346			1,937,346	3.33

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
June 30, 2011

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

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266. This Opinion was made final upon the issuance of a mandate on August 10, 2011.

The outstanding notes due to the defendants in the aggregate amount of $145,000 are unsecured and were issued at the time they were members of our Board of Directors.  At June 30, 2011 our liabilities as reported in our financial statements in this report reflect the principal amount of the notes together with $178,516 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At June 30, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $11,154 in accrued interest.

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

During the first and second quarters of fiscal 2011 we raised $50,100 from the sale of our securities and we continue to attempt to raise capital through private sales.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to acquire or merge with a company during 2011 will be limited and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Going Concern

We have generated minimal revenues since inception.  Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations.  We have experienced losses and negative cash flows from operations since inception and at June 30, 2011 we have an accumulated deficit of approximately $29,000,000.  The report of our independent registered public accounting firm on our financial statements for fiscal 2010 contained an explanatory paragraph regarding our ability to continue as going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Nine Month Period ended June 30, 2011

During the nine months ended June 30, 2011and for the prior fiscal year we had no revenue.

General and administrative expense. For the nine months ended June 30, 2011, general and administrative expenses were $369,942 as compared to $15,227,208 for the nine months ended June 30, 2010, a decrease of $14,857,266. For the nine months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2011	2010
Occupancy	$—	$19,263
Consulting	90,290	2,131,000
Employee compensation	132,750	12,762,783
Professional fees	88,517	146,684
Internet/Phone	—	3,409
Travel/Entertainment	—	11
Product development	9,617	8,353
Depreciation and amortization	47,945	143,281
Other	823	12,424
	$369,942	$15,227,208

•	For the nine months ended June 30, 2011, Occupancy expense decreased to $0 as compared to $19,263. We vacated our offices in December, 2009.

•
For the nine months ended June 30, 2011, Consulting expense decreased to $90,290 as compared to $2,131,000, as a result of restricted stock issued to consultants in the prior fiscal period who are tasked with our business development efforts.  We had no similar stock issuance in the nine months ended June 30, 2011.

•
For the nine months ended June 30, 2011, salaries and related expenses decreased to $132,750 as compared to $12,762,783.  Employee compensation is lower due to a decrease in expense related to the issuance of restricted stock to senior management and the board of directors in the prior fiscal period, and a decrease in stock based compensation of $870,673 which is primarily due to the issuance of employee stock options in the prior year.

•
For the nine months ended June 30, 2011, Professional fee expense decreased to $88,517 as compared to $146,684. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation, as compared to the prior year.

•	For the nine months ended June 30, 2011, travel and entertainment expense decreased to $0 as compared to $11.

•	For the nine months ended June 30, 2011, Product development expense amounted to $9,617 as compared to $8,353 for the nine months ended June 30, 2011, an increase of $1,264, or 15.1%.

•
For the nine months ended June 30, 2011, Other expense amounted to $823 as compared to $12,424 for the nine months ended June 30, 2011.  The decrease is due to non-recurring expenses incurred in the prior year for moving expenses of $5,163, and increased computer expenses of $6,587.

Three Month Period ended June 30, 2011

During the three months ended June 30, 2011and for the prior fiscal year we had no revenue.

General and administrative expense. For the three months ended June 30, 2011, general and administrative expenses were $105,006 as compared to $816,718 for the three months ended June 30, 2010, a decrease of $711,712. For the three months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2011	2010
Consulting	$48,000	$13,500
Employee compensation	—	701,945
Professional fees	50,250	60,779
Product development	—	111
Depreciation and amortization	6,756	40,323
Other	—	60
	$105,006	$816,718

•
For the three months ended June 30, 2011, Consulting expense increased to $48,000 as compared to $13,500, as a result of the increased use of consultants in the current year, who were are tasked with our business development efforts.

•
For the three months ended June 30, 2011, salaries and related expenses decreased to $0 as compared to $701,945.  Employee compensation is lower due to a decrease in expense related to the prior year non-recurring issuance of restricted stock to senior management and the board of directors, and stock based compensation of $641,945 which was primarily due to the issuance of employee stock options.

•
For the three months ended June 30, 2011, Professional fee expense decreased to $50,250 as compared to $60,779. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation as compared to the prior year.

•	For the three months ended June 30, 2011, Product development expense amounted to $0 as compared to $111 for the three months ended June 30, 2010.

•
For the three months ended June 30, 2011, Depreciation and amortization expense amounted to $6,756 as compared to $40,323 for the three months ended June 30, 2010.  The decrease is primarily due to web development expenses being fully amortized during this fiscal year.

•	For the three months ended June 30, 2011, Other expense amounted to $0 as compared to $60 for the three months ended June 30, 2010.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2011 (unaudited) and September 30, 2010:

	June 30, 2011	September 30, 2010	$ Change	% Change

Working Capital	$(1,084,965)	$(823,262)	$(261,703)	31.8%

Cash	1,619	3,469	(1,850)	-53.3%
Total current assets	1,619	3,469	(1,850)	-53.3%
Property and equipment, net	5,583	9,393	(3,810)	-40.6%
Other assets	6,084	6,084	0	0%
Intangibles, net	5,668	49,805	(44,137)	-88.6%

Total assets	18,954	68,751	(49,797)	-72.4%

Accounts payable and accrued liabilities	763,068	524,965	238,103	45.4%
Notes payable-current	323,516	301,766	21,750	7.2%
Total current liabilities	1,086,584	826,731	259,853	31.4%
Total liabilities	1,086,584	826,731	259,853	31.4%
Accumulated deficit	(29,256,196)	(28,859,699)	(396,497)	1.4%
Stockholders’ deficit	$(1,067,680)	$(757,980)	$(309,650)	40.9%

At June 30, 2011 our working capital decreased as compared to September 30, 2010 primarily as a result of an increase in current liabilities.

Operating activities

Net cash used for continuing operating activities for the nine months ended June 30, 2011 was $51,950 as compared to $193,378 for the nine months ended June 30, 2010.  For the nine months ended June 30, 2011 we had a net loss of $396,497 offset by non-cash items totaling $344,547 contributing to the net cash used in continuing operating activities for the nine months ended June 30, 2011 which included:

•	$36,750 related to the expense associated with the issuance of restricted stock to consultants for services,

•	$44,137 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $230,135.

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

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $78,128.

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2011 was $0 as compared to $16,800 for the nine months ended June 30, 2010, which reflects Web site development costs.

Financing activities

Net cash provided by financing activities was $50,100 for the nine months ended June 30, 2011 as compared to $132,944 for the nine months ended June 30, 2010.  During the fiscal 2011 period we generated cash from the sale of our securities of $50,100.  During the fiscal 2010 period we generated cash from the sale of our securities of $48,000 and from the exercise of employee stock options of $84,944.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

VOIS INC.

August 13, 2011	By:	/s/ William Marginson
William Marginson,
Chief Executive Officer, principal executive officer

August 13, 2011	By:	/s/ James Thomas
James Thomas
Chief Financial Officer, principal financial and accounting officer