Form 10-K
period 2011-09-30
VOIS Inc.
filed 2011-12-06
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

VOIS INC.
(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111, Sterling, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(571) 287-2380

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $4,301,125 on March 31, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  17,106,045 shares of common stock are issued and outstanding as of December 5, 2011.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Florida corporation.  All share and per share information herein gives retroactive effect to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009, a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009, and to the one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, a change in the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.  When used in this report, “fiscal 2011” means the year ended September 30, 2011 and "fiscal 2010" means the year ended September 30, 2010.  The information which appears on our website at www.vois.com is not part of this report.

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

In addition to our social commerce website business model, we have been actively seeking opportunities to develop cloud-based services and develop products and services that will generate additional revenue, as well as seeking potential opportunities to acquire or merge with other companies that have product offerings that complement our business activities.

We currently operate with a small staff in Sterling, Virginia and outsource as much as possible to third parties, including our technology development team in Asia.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, Website development, maintenance and hosting services as well as customer support functions.

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

How VOIS Works

The VOIS social network is a structured, member-generated, easy-to-use online service. Visitors to VOIS may become free members by completing the registration process, providing their name, age, and a valid, confirmed email address.  Our goal is to leverage the power of the internet to foster unparalleled levels of collaboration and meaningful exchanges between people from every imaginable background in every imaginable geographical location.  We seek to create global opportunities for all by lowering business barriers to entry — be it by location, socio-economic status, pedigree, race, age, gender or qualification — leaving our members to be judged solely on the quality of their work, credibility, reputation and merit.

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

Marketing

Our objective is to build a position as a leading social commerce network. The key elements of our strategy are expanding the VOIS community and strengthening the VOIS brand.  We believe that building greater awareness of the VOIS brand within and beyond the VOIS social network is critical to expanding our member base and maintaining the vitality of the VOIS social network.  We plan to market our company through various channels including Internet advertising and search engine optimization.  The amount of funding which will be allocated to marketing and advertising efforts in fiscal 2012 will be determined based upon our available working capital.

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

Employees

As of December 5, 2011, we have no full time and three part time employees.  We currently operate with a small staff in Sterling, Virginia and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services.  We also intend to outsource our branding and marketing programs to specialized industry professionals.  Accordingly, we do not anticipate that we will significantly expand our staff during fiscal 2012.

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

We have only a limited operating history, did not generate any revenues in fiscal 2011 and have not operated profitably since inception.  There are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our current operations and since then we have reported only nominal revenues.  For fiscal 2011 our operating loss was $686,518 and we reported a net loss of $718,735.  During fiscal 2011 cash used in operations was approximately $52,902, and at September 30, 2011 we had a working capital deficit of $1,403,437 and an accumulated deficit of approximately $29,578,434.  For fiscal 2010 our operating loss was $16,073,818 and our net loss was $16,106,006.  During fiscal 2010 cash used in operations was approximately $203,622, and at September 30, 2010 we had a working capital deficit of $823,263 and an accumulated deficit of $28,859,700.  We did not generate any revenues in fiscal 2011.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On September 30, 2011, we had cash on hand of $667.  We will need to raise significant additional capital to fund the future growth of our company, including advertising and marketing, continued investment in growing our user base and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2011 and for the year then ended raises substantial doubts about our ability to continue as a going concern based on our losses since inception, available working capital and shareholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately two to three months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

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

At September 30, 2011 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $185,766. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our

Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued its mandate on August 15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $185,766 in accrued interest and penalties.

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

Initially, our revenue model was an advertising based model.  In the first quarter of fiscal 2011 in connection with the launch of our new website we changed our revenue model to a primarily fee based revenue model, but we failed to generate any significant revenues under this new revenue model.  According, we intend to rely on various fees from the sale of services on our network.  Our ability to generate revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

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

Our common stock is currently quoted on the OTC Pink Sheets, but trading in the securities is limited, and trading in these securities is, or could be, subject to the penny stock rules.

Currently, our common stock and certain of our warrants are quoted on the OTC Pink Sheet.  The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop.  Additionally, securities which trade at less than $5.00 per share, such as our securities, are considered a “penny stock,” and subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements would severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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

ITEM 2.                 PROPERTIES.

We presently do not own or lease any property.  We currently occupy space rent free in Sterling, Virginia at the offices of our Chief Executive Officer.

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

On December 6, 2010 we filed an appeal to the judgment.

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued the mandate on August 15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $185,766 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At September 30, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $3,187 in accrued interest.

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

	High	Low

Fiscal 2010
October 1, 2009 - December 31, 2009	$4.00	$0.50
January 1, 2010 - March 31, 2010	$3.00	$1.60
April 1, 2010 - June 30, 2010	$2.80	$0.62
July 1, 2010 - September 30, 2010	$1.98	$0.30

Fiscal 2011
October 1, 2010 - December 31, 2011	$1.01	$0.02
January 1, 2011 - March 31, 2011	$0.45	$0.25
April 1, 2011 - June 30, 2011	$0.45	$0.22
July 1, 2011 - September 30, 2011	$0.23	$0.15

As of December 5, 2011 the last reported sale price of the common stock on OTC Bulletin Board was $0.15.  As of December 5, 2011 there were approximately 100 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 3, 2010 we issued 50,000 shares of restricted common stock at a per share price of $0.36, valued at $18,000 to James Thomas for serving as Chief Financial Officer.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 23, 2010 we sold 1,500,000 shares of restricted common stock at a per share price of $0.02, valued at $30,000, to four accredited investors.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 7, 2010 we issued 125,000 shares of restricted common stock at a per share price of $0.15, valued at $18,750 to members of our Board of Directors as Director compensation.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 2, 2011 we sold 2,010,000 shares of restricted common stock at a per share price of $0.01, valued at $20,100, to five accredited investors.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

We are a development stage company.  During fiscal 2008 and continuing through fiscal 2011 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2009, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2010.  We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers. We are currently utilizing the freemium services as a way to build our user base while the Alpha version of the website is active.

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

Credits may be purchased individually or in multiples. Larger credit purchases provide members with discounts. Credits may contain different values and express different levels of significance. Members may choose between these credit amounts in the credit purchasing interface. Because our business model is essentially a decentralized system with a centralized host, we have been able to maximize our available resources. We currently operate with a small staff in Sterling, Virginia and outsource as much as possible to third parties. We direct and manage our product development and maintenance internally, while our outsourced team provides creative, website development, maintenance and hosting services as well as customer service.  As a result of our strategies, we anticipate our operating costs will remain relatively stable for the foreseeable future.

In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base and we will need to raise additional capital to fund these costs.  Initially, it was our intent to raise between $3 million and $5 million of additional capital through a private placement and utilize the proceeds of this offering to undertake a comprehensive marketing program.  However, like many small, early stage companies, during fiscal 2010 and 2011 we encountered difficulties in our efforts to raise capital.  As an alternative, we have chosen to complete the development of our website with the strategy of undertaking a private placement during fiscal 2011 when the capital markets might be more receptive to our company.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2011 we had a working capital deficit of $1,403,437 and an accumulated deficit of $29,578,435.  The report of our independent registered public accounting firm on our financial statements for fiscal 2011 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Year ended September 30, 2011

During the years ended September 30, 2011 and 2010 we had no revenue.  We are aggressively looking for ways to leverage our technology and develop strategic partnerships to develop revenue streams.

Selling, general and administrative expense. For the year ended September 30, 2011, selling, general and administrative expenses decreased approximately 97.2% as compared to the year ended September 30, 2010.  For the year ended September 30, 2011 and 2010 general and administrative expenses consisted of the following:

	2011	2010

Occupancy	$-	$35,602
Consulting	393,290	2,242,500
Employee compensation	132,750	13,160,668
Professional fees	98,198	435,176
Internet/Phone	-	3,409
Travel/Entertainment	-	11
Product development	9,617	8,353
Depreciation and amortization	51,711	174,935
Other	952	13,164
	$686,518	$16,073,818

•
For the year ended September 30, 2011, occupancy expense decreased to $0 as compared to $35,602.  We vacated our offices in December, 2009 and presently our principal offices are located in space provided by our CEO at no costs to us.

•
For the year ended September 30, 2011, consulting expense decreased to $393,290 as compared to $2,242,500, primarily as a result of restricted stock issued to consultants in the prior year.  No similar issuance occurred in fiscal year 2011.

•
For the year ended September 30, 2011, salaries and related expenses decreased to $132,750 as compared to $13,160,668.  Employee compensation is lower due to a decrease in expense related to the issuance of restricted stock to senior management and the board of directors of $11,780,620, and stock option expense of $1,232,688 which is primarily due to the issuance of employee stock options, in the prior year.  No similar issuance occurred in fiscal year 2011.

•
For the year ended September 30, 2011, professional fee expense decreased to $98,198 as compared to $435,176. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation, as compared to the prior year.

•
For the year ended September 30, 2011, internet and telephone expense decreased to $0 as compared to $3,409.  Internet and telephone expense decreased as a result of general cost-cutting measures put in place by the Company.

•
For the year ended September 30, 2011, travel and entertainment expense decreased to $0 as compared to $11.  Travel and entertainment expense decreased as a result of limited travel and general cost-cutting measures put in place by the Company.

•
For the year ended September 30, 2011, product development expense amounted to $9,617 as compared to $8,353 for the year ended September 30, 2010, an increase of $1,264, or 15%.  We continue limited product development activities.

•
For the year ended September 30, 2011, depreciation and amortization expense amounted to $51,711 as compared to $174,935 for the year ended September 30, 2010, a decrease of $123,224, or 70%.  The decrease is due primarily to portions of capitalized web development costs which were fully amortized during fiscal 2011.

•
For the year ended September 30, 2011, Other expense which includes repairs and maintenance, postage, dues and subscriptions, and supplies, amounted to $952 as compared to $13,164 for the year ended September 30, 2010.

For fiscal 2012 we anticipate that our operating expenses will be substantially lower as we do not anticipate incurring additional stock based compensation, professional fees, and consulting expense.

Interest expense. For the year ended September 30, 2011, interest expense increased to $32,217 as compared to $32,188 for the year ended September 30, 2010.  The increase was due to additional interest expense incurred related to the amount owed on legal judgments which occurred during fiscal 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2011 and September 30, 2010:

	September 30,	September 30,	$	%
	2011	2010	Change	Change

Working Capital	$(1,403,437)	$(823,262)	$(580,174)	70.5%
Cash	667	3,469	(2,802)	(80.8)%
Total current assets	667	3,469	(2,802)	(80.8)%
Total assets	14,237	68,750	(54,513)	(79.3)%
Accounts payable and accrued liabilities	1,073,338	524,965	548,373	104.5%
Notes payable and accrued interest	330,766	301,766	29,000	9.6%
Total current liabilities	1,404,104	826,761	577,373	69.8%
Total liabilities	1,404,104	826,761	577,373	69.8%

At September 30, 2011 our working capital deficit increased as compared to September 30, 2010 primarily as a result of an increase in current liabilities of $548,373, and a decrease in cash resulting from operational losses.  Our executive officers have accrued a portion of their salaries which were not otherwise paid in stock so that we might maximize our cash resources and at September 30, 2011 we owed these executive officers approximately $96,000 in salaries.

Operating activities

Net cash used for continuing operating activities during fiscal 2011 was $52,902 as compared to $203,622 for fiscal 2010. Non-cash items totaling approximately $665,833 contributing to the net cash used in continuing operating activities for fiscal 2011 include:

•	$36,750 representing the value of shares issued to officers and employees,
•	an increase in accrued interest payable of $36,967
•	an increase in accounts payable and accrued liabilities of $540,405, and
•	$51,711 of depreciation and amortization, which included approximately $47,137 in amortization of web development costs.

 Net cash used for continuing operating activities during fiscal 2010 was $203,622. Non-cash items totaling approximately $15,902,383 contributing to the net cash used in continuing operating activities for fiscal 2010 include:

•	$1,232,688 recognized in compensation for common stock options granted during the year,
•	$2,128,000 representing the value of shares issued to third parties for services,
•	$11,780,620 representing the value of shares issued to officers and employees,
•	an increase of $16,340 in other assets,
•	an increase in accounts payable and accrued liabilities of $540,801,
•	an increase in accrued interest payable of $29,000, and
•	$174,935 of depreciation and amortization, which included approximately $168,013 in amortization of web development costs

Investing activities

Net cash used in investing activities for fiscal 2011 totaled $0, as compared to $16,800 for fiscal 2010, in Web site development costs.

Financing activities

Net cash provided by financing activities was $50,100 during fiscal 2011 as compared to $132,944 for fiscal 2010. During the fiscal 2011 period we generated $50,100 from the sale of our common stock.

During the fiscal 2010 period we generated $48,000 from the sale of 800,000 shares of our common stock, and collected $84,944 from the exercise of stock options.

Critical Accounting Policies

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2011, we have capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2011 our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
John R. Signorello	45	Chairman of the Board
Hal Compton, Sr.	64	Director
Mark B. Lucky	53	Director, Chief Executive Officer
William Marginson	64	Director

Biographical Information

John R. Signorello. Mr. Signorello has been Chairman of our Board of Directors since October, 2011.  He has served as Chairman of the Board and CEO of IceWEB, Inc. since March 2000.  From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -”Solutions That Make Sense” - a private technology company he founded that specialized in computer networks, systems integration and information technology.  In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council’s “The Fast Five Hundred”.  In September 1997, they were acquired by Steelcloud (Nasdaq: OTCBB), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998.  Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment.  Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

We believe that as a result of his years of managerial and operational experience, Mr. Signorello brings to the board of directors a demonstrated management ability at senior levels. In addition, his experience with a variety of technology companies brings valuable insight to his role on our board of directors. These experiences, qualifications and attributes have led to our conclusion that Mr. Signorello should be serving as a member of our Board of Directors in light of our business and structure.

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

Mark B. Lucky.  Mark B. Lucky has been our Chief Executive Officer since October, 2011.  He has served as Chief Financial Officer of IceWEB, Inc. since March 2007.  He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the Company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed South San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a member of the Board of Directors of VOIS Inc. and HASCO Medical, Inc. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California.

We believe that as a result of his years of managerial and financial experience, Mr. Lucky brings to the board of directors a demonstrated management ability at senior levels. In addition, his experience with a variety of technology companies brings valuable insight to his role on our board of directors. These experiences, qualifications and attributes have led to our conclusion that Mr. Lucky should be serving as a member of our Board of Directors.

Bill Marginson.  Mr. Marginson served as our Chairman of the Board, President and Chief Executive Officer from March 2010 until October, 2011.  Mr. Marginson is currently the vice president of Retail Services at Solutions Management, LLC. He was also a founding partner of LSM Mortgage, Inc./Sandcastle Title, Inc. of Tampa, Florida. Prior to founding LSM Mortgage, he served in senior management positions in the retail industry for 27 years, including serving as president of Clearwater Mattress Company and serving as CEO of The Wiz electronics retailer. In addition, Mr. Marginson was the co-founder of Yes Appliances and Furniture Co. Inc. and has also held senior positions with The Garr Consulting Group, Montgomery Ward, and Zayre Discount Department Stores. Mr. Marginson was an officer in the U.S. Army, and holds an MBA in Management and Finance, with distinction, from Babson College, and a B.S. in Business Economics from the University of Rhode Island.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 22900 Shaw Road, Suite 111, Sterling, Virginia 20166, Attention: Corporate Secretary.

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

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. Lucky is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

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

Messrs. Compton and Marginson are the members of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2011.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

SUMMARY COMPENSATION TABLE
								Non-
							Nonequity	qualified	All
							incentive	deferred	other
					Stock	Option	plan	Compen-	compen-
Name and principal		Salary	Bonus	Awards	Awards	compen-	earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Marginson1	2011	48,000	—	—	—	—	—	—	48,000
	2010	48,000			500,000				548,000
James Thomas2	2011	—	—	—	18,000	—	—	—	18,0000
	2010	—	—	—	—	—	—	—	—
Mark B. Lucky3	2011	—	—	—	—	—	—	—	—
	2010	63,000	—	—	1,720,000	94,500	—	—	1,877,500
Robert Druzak4	2011	—	—	—	—	—	—	—	—
	2010	24,000	—	—	4,300,000	94,500	—	—	4,418,500

1
Mr. Marginson served as our Chief Executive Officer from March, 2010 to November 2011. His 2010 and 2011salary has been accrued but not paid. Mr. Marginson received a restricted stock option award of 500,000 shares of our common stock, valued at $500,000, in June, 2010 for serving as chief executive officer.

2
Mr. Thomas served as our Chief Financial Officer from October, 2010 until October, 2011. Mr. Thomas received a restricted stock option award of 50,000 shares of our common stock, valued at $18,000, in November, 2010 for serving as chief financial officer.

3
Mr. Lucky served as our Chief Financial Officer from January until October, 2010.  After consulting for the Company, Mr. Lucky was named Chief Executive Officer in October, 2011.   His 2010 salary has been accrued but not paid.  Mr. Lucky received a restricted stock option award of 1,000,000 shares of our common stock, valued at $1,720,000, in March, 2010 for serving as chief financial officer and for consulting services rendered to the company.

4
 Mr. Druzak served as our Chief Executive Officer from January until March, 2010, and continues to consult for the Company. His 2010 salary has been accrued but not paid.  Mr. Druzak received a restricted stock option award of 2,500,000 shares of our common stock, valued at $4,300,000, in March, 2010 for serving as chief executive officer and for consulting services rendered to the company.

Employment Agreements and narrative regarding executive compensation

How Mr. Marginson‘s compensation is determined

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

How Mr. Lucky’s compensation was determined

Mr. Lucky, who served as a member of our board of directors, and as our CFO from November, 2009 to September 2010, was not a party to an employment agreement with our company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation.  Mr. Lucky’s compensation excluded option grants he received as a member of the Board of Directors.

In addition, following his resignation as an officer and director of our company in September 2010, Mr. Lucky continues to provide consulting services to us related to finance and accounting services.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2011:

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf The following table provides information concerning the compensation of our directors for their services as a member of our Board of Directors for fiscal 2011.  Executive officers do not receive compensation for their services as Board members and, accordingly, are not listed in the following table.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hal Compton Sr.	—	3,750	—	—	—	—	3,750
Sam Crowley	—	3,750	—	—	—	—	3,750
Oliver McGonigle	—	3,750	—	—	—	—	3,750
James Thomas	—	3,750	—	—	—	—	3,750
William Marginson	—	3,750	—	—	—	—	3,750

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2011, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse split in November, 2010) and 12,717 shares remain available for issuance under the 2002 Plan.  At September 30, 2011 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2010, and then down to 750,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2011, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2011 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

At December 5, 2011 we had 17,106,045 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 5, 2011 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 8709 Hunters Green Drive, Suite 300, Tampa, Florida  33647.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class
John Signorello1, 2	5,035,000	24.76%
Mark Lucky3	1,125,000	6.55%
William Marginson4	525,000	3.07%
Hal Compton5	525,000	3.07%
All officers and directors as a group	7,210,000	42.12%
Robert Druzak	3,700,000	21.54%
Morgan Consulting Group	1,025,000	5.99%
	11,935,000	69.65%

1	Mr. Signorello is the Chairman of our Board of Directors. The number of shares beneficially owned by Mr. Signorello includes:

•
800,000 shares of our common stock owned of record by Cloud Storage Holdings, Inc. a wholly-owned subsidiary of IceWEB, Inc.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc., and

•	4,235,000 shares of our common stock owned beneficially and of record by Mr. Signorello.

2
IceWEB, Inc.’s address is 22900 Shaw Road, Suite 111, Sterling, VA  20166.  By virtue of his position as Chief Executive Officer of IceWEB, Inc. Mr. Signorello has voting and dispositive control over securities held of record by IceWEB, Inc.

3
Mr. Lucky is a member of our Board of Directors and Chief Executive Officer.  The number of shares beneficially owned by Mr. Lucky includes 75,000 shares of our common stock underlying options granted under our 2009 Plan with an exercise price of $0.70 per share.

4	Mr. Marginson is our former Chief Executive Officer and a current member of our Board of Directors.
5	Mr. Compton is a member of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	-	n/a	n/a

Plans not approved by shareholders:
2002 Stock Option Plan	-	$-	2,774,966
2007 Equity Compensation Plan	-	$-	718,750
2009 Equity Compensation Plan	266,667	$0.97	2,067,179

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We are not a party to any transactions since the beginning of fiscal year 2010 or which are currently proposed with any “related person” as that term is described in Regulation S-K in an amount which exceeds $120,000.

Director Independence

Messrs. Compton and Marginson, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2011	2010

Audit Fees	$17,500	$25,000
Audit-Related Fees	—	—
Tax Fees	2,000	2,000
All Other Fees	—	—
Total	$19,500	$27,000

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

VOIS Inc.

December 6, 2011	By: /s/ Mark B. Lucky
Mark B. Lucky, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman	December 6, 2011
John R. Signorello

/s/ Mark B. Lucky	Chief Executive Officer, Director and principal accounting	December 6, 2011
Mark B. Lucky	officer

/s/ Hal Compton, Sr.	Director	December 6, 2011
Hal Compton, Sr.

/s/ William Marginson	Director	December 6, 2011
William Marginson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VOIS Inc.

We have audited the accompanying balance sheets of VOIS Inc. (a development stage company) as of September 30, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. We did not audit the period beginning May 19, 2000 through September 30, 2007 which were audited by the predecessor accounting firms and as such is considered unaudited.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS Inc. (a development stage company) as of September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $718,735 and $16,106,006 respectively, for the years ended September 30, 2011 and 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
November 22, 2011

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$667	$3,469
Total Current Assets	667	3,469

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $28,762 and $24,187 at September 30, 2011 and 2010, respectively	4,818	9,393
Website development costs, net of accumulated amortization of $504,892 and $457,755 at September 30, 2011 and 2010, respectively	2,668	49,805
Other assets	6,084	6,084
Total Assets	$14,237	$68,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,073,338	$524,965
Notes payable and accrued interest	330,766	301,766
Total current liabilities	1,404,104	826,731

STOCKHOLDERS' DEFICIT:
Preferred Stock ($.001 par value; 10,000,000 shares authorized)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 17,106,045 and 13,421,045 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively)	17,107	13,422
Additional paid in capital	28,171,461	28,088,297
Deficit accumulated during the development stage	(29,578,435)	(28,859,699)

Total stockholders' deficit	(1,389,867)	(757,980)

Total liabilities and stockholders' deficit	$14,237	$68,751

See Notes to Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			For the
			Period From
			May 19,
			2000
			(Inception) to
	Year Ended September 30,		September 30,
	2011	2010	2011
			(Unaudited)
Revenues	$-	$-	$36,139

Operating expenses:
Selling, general & administrative	686,518	16,073,818	25,747,852
Total operating expenses	686,518	16,073,818	25,747,852

Operating loss	(686,518)	(16,073,818)	(25,711,713)

Other (income) expense:
Interest income	-	-	(4,572)
Loss on investment in A.D. Parma	-	-	125,000
Interest expense	32,217	32,188	672,509
Interest expense - related party	-	-	13,391
	32,217	32,188	806,328

Loss from continuing operations	(718,735)	(16,106,006)	(26,518,041)

Loss from discontinued operations	-	-	(3,060,394)

Net loss	$(718,735)	$(16,106,006)	$(29,578,435)

Per share data- basic and diluted:
Loss from continuing operations	$(0.04)	$(1.69)
Loss from discontinued operations	-	-
Net loss	$(0.04)	$(1.69)

Basic and diluted weighted average common shares outstanding	16,161,250	9,551,331

See Notes to Financial Statements.

VOIS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From May 19, 2000 (Inception) to September 30, 2011 (Unaudited)*

				Additional
	Common Stock		Stock Subscription	Paid-in	Deferred	Accumulated	Stockholders'
	Shares	$	Receivable	Capital	Compensation	Deficit	Deficit

Opening balance, January 1, 2000	—	—	—	—	—	—	—
Shares issued to founders	173,334	173	(26,000)	25,827	—	—	—
Fair value of purchase rights issued to private placement	—	—	—	14,700	—	—	14,700
Net loss	—	—	—	—	—	(79,157)	(79,157)
Balance, December 31, 2000	173,334	173	(26,000)	40,527	—	(79,157)	(64,457)

Payments of stock subscriptions	—	—	26,000	—	—	—	26,000
Exercise of stock rights by note holders	2,434	2	—	3,648	—	—	3,650
Shares issued for services	1,334	1	—	199	—	—	200
Shares issued pursuant to private placements	28,680	29	—	2,150,971	—	—	2,151,000
Fees associated with issuance of stock	—	—	—	(537,491)	—	—	(537,491)
Fair market value of purchase rights to be issued in private placement	—	—	—	251,288	—	—	251,288
Net loss	—	—	—	—	—	(1,151,807)	(1,151,807)
Balance, December 31, 2001	205,781	206	—	1,909,142	—	(1,230,964)	678,383

Exercise of stock rights by note holders	767	1	—	1,149	—	—	1,150
Shares issued for services	1,174	1	—	108,349	—	—	108,350
Net loss	—	—	—	—	—	(1,147,650)	(1,147,650)
Ending balance, December 31, 2002	207,721	208	—	2,018,640	—	(2,378,614)	(359,767)

Shares issued pursuant to private placements	2,734	3	—	92,184	—	—	92,187
Exercise of stock option	800	1	—	29,999	—	—	30,000
Conversion of note payable into common stock	667	1	—	24,999	—	—	25,000
Shares issued for services	734	1	—	23,749	—	—	23,750
Compensatory element of stock option grants	—	—	—	211,650	—	—	211,650
Compensatory element of stock purchase rights	—	—	—	85,500	—	—	85,500
Net loss	—	—	—	—		(883,983)	(883,983)
Ending balance, December 31, 2003	212,654	213	—	2,486,721	—	(3,262,597)	(775,663)

Exercise of stock option	2,334	2	—	348	—	—	350
Shares issued pursuant to private placements	3,667	4	—	54,996	—	—	55,000
Shares issued for payment of royalties	667	1	—	4,999	—	—	5,000
Net income	—	—	—	—	—	2,363	2,363
Ending balance, December 31, 2004	219,321	219	—	2,547,064	—	(3,260,234)	(712,950)

Compensatory element of stock rights grants	—	—	—	4,860	—	—	4,860
Exercise of stock purchase rights	400	—	—	300	—	—	300
Net loss	—	—	—	—	—	(259,035)	(259,035)
Ending balance, December 31, 2005	219,721	220	—	2,552,224	—	(3,519,269)	(966,825)

Shares issued pursuant to private placements	2,500,022	2,500	—	437,550	—	—	440,050
Exercise of stock purchase rights	734	1	—	549	—	—	550
Compensatory element of stock option grants	—	—	—	24,766	—	—	24,766
Compensatory element of stock purchase rights	—	—	—	23,561	—	—	23,561
Net loss	—	—	—	—	—	(225,194)	(225,194)
Ending balance, December 31, 2006	2,720,476	2,720	—	3,038,650	—	(3,744,463)	(703,092)

Compensatory element of stock option grants	—	—	—	2,669,569	—	—	2,669,569
Exercise of stock purchase rights	4,001	4	—	2,998	—	—	3,002
Fair value of rights issued pursuant to notes payable	—	—	—	46,438	—	—	46,438
Fair value of rights issued pursuant to notes payable to related party	—	—	—	28,892	—	—	28,892
Net loss	—	—	—	—	—	(3,710,507)	(3,710,508)
Ending balance, September 30, 2007	2,724,477	2,724	—	5,786,547	—	(7,454,970)	(1,665,699)

Exercise of stock options	3,300	3	—	34,648	—	—	34,651
Shares issued pursuant to private placements	518,782	519	—	1,689,265	—	—	1,689,784
Shares issued for extinguishment of debt	124,497	124	—	809,107	—	—	809,231
Compensatory element of stock option grants	—	—	—	2,695,680	—	—	2,695,680
Exercise of stock purchase rights	100	—	—	75	—	—	75
Fair value of rights issued pursuant to notes payable	—	—	—	11,230	—	—	11,230
Fair value of rights issued pursuant to notes payable to related party	—	—	—	6,991	—	—	6,991
Fair value of shares issued for services	44,737	45	—	416,244	(68,613)	—	347,676
Net loss	—	—	—	—	—	(4,234,477)	(4,234,477)
Ending balance, September 30, 2008	3,415,893	3,416	—	11,449,787	(68,613)	(11,689,448)	(304,858)

Shares issued pursuant to private placement	190,000	190	—	75,810	—	—	76,000
Shares issued for extinguishment of officer loans	511,250	512	—	203,989	—	—	204,501
Fair value of shares issued for services	25,498	26	—	55,973	—	—	55,999
Forgiveness of executive compensation	—	—	—	630,848	68,613	—	699,461
Compensatory element of stock option grants	—	—	—	296,913	—	—	296,913
Net loss	—	—	—	—	—	(1,064,246)	(1,064,246)
Ending balance, September 30, 2009	4,142,641	4,144	—	12,713,320	—	(12,753,693)	(36,230)

Fair value of shares issued for services	1,313,334	1,313	—	2,236,687	—	—	2,238,000
Compensatory element of stock option grants	—	—	—	1,232,690	—	—	1,232,690
Issuance of common shares in lieu of compensation	7,051,000	7,051	—	11,773,569	—	—	11,780,620
Shares issued pursuant to private placement	800,000	800	—	47,200	—	—	48,000
Exercise of common stock options	114,070	114	—	84,830	—		84,944
Net loss	—	—	—	—	—	(16,106,006)	(16,106,006)
Ending balance, September 30, 2010	13,421,045	13,422	—	28,088,296	—	(28,859,699)	(757,982)

Issuance of common shares in lieu of compensation	175,000	175	—	36,575	—	—	36,750
Shares issued pursuant to private placement	3,510,000	3,510	—	46,590	—	—	50,100
Net loss	—	—	—	—	—	(718,735)	(718,735)
Ending balance, September 30, 2011	17,106,045	17,107	—	28,171,461	—	(29,578,435)	(1,389,867)

*  The numbers presented from inception May 19, 2000 to October 1, 2007 are unaudited by our current auditor.

See Notes to Financial Statements

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative For the Period
	For the Year Ended September 30		From May 19, 2000 (Inception)
	2011	2010	to September 30, 2011 *
Cash flows from operating activities:
Net loss	$(718,735)	$(16,106,006)	$(29,578,434)
Less income -loss from discontinued operations	-	-	(3,060,394)
Loss from continuing operations	(718,735)	(16,106,006)	(26,518,040)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	36,750	11,780,620	17,504,299
Fair value of rights issued pursuant to notes payable	-	-	117,112
Fair value of shares issued for services	-	2,238,000	2,325,838
Gain on extinguishment of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	4,574	6,922	28,761
Amortization	47,137	168,013	504,892
Amortization of deferred compensation	-	1,232,688	1,507,138
Changes in operating assets and liabilities
Other asset	-	16,339	2,113
Deferred tax asset	-	-	(77,500)
Accrued interest	36,967	29,000	211,577
Accrued interest-related party	-	-	5,474
Accounts payable and accrued expenses	540,405	430,802	2,032,517
Deferred tax liability	-		77,500
Total adjustments to loss from continuing operations	665,833	15,902,384	24,383,125
Net cash flows from continuing operating activities	(52,902)	(203,622)	(2,134,915)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(52,902)	(203,622)	(4,223,031)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	-	(16,800)	(507,560)
Capital expenditures	-	-	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	-	(16,800)	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,519
Repayment of notes payable	-	-	(438,769)
Exercise of options	-	84,944	119,595
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	-	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of shares of common stock	50,100	48,000	4,599,688
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	50,100	132,944	4,972,932

Net increase (decrease) in cash	(2,802)	(87,478)	667

Cash, beginning of period	3,469	90,947	-

Cash, end of period	$667	$3,469	$667

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	32,443
Cash paid for taxes	-	-	-

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	$-	$-	$204,500
Forfeiture of executive compensation	$-	$-	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	$-	$-	$834,231
Deferred financing and offering costs	$-	$-	$49,689
Deferred compensation	$-	$-	$(274,450)
Equipment financed	$-	$-	$34,120

*  The numbers presented from inception May 19, 2000 to October 1, 2007 are unaudited by our current auditor.

See Notes to Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

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

Through September 30, 2011, the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $29,578,435 and has a stockholders’ deficit of $1,389,867 at September 30, 2011.  These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal Business Activity

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our former directors and officers. We purchased fixed assets in the form of furniture, fixtures and equipment as well as certain intangible assets. The Company’s operations are located in Northern Virginia. The Company develops and markets an internet social networking site.

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
September 30, 2011

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheets at cost, which approximates fair value. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At September 30, 2011, the FDIC insured deposits up to $250,000.  At September 30, 2011, the Company’s bank balances did not exceed the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2011, the Company has capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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
September 30, 2011

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	September 30,
	2011	2010
Stock Options:	266,667	1,937,346
Warrants:	—	—
Rights Issued to Note Holders:	7,934	7,934
Total	274,601	1,945,280

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the fiscal years ended September 30, 2011 and 2010, respectively.

Accounting Pronouncements Recently Adopted

In September 2011, the FASB issued ASU No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan (September 2011)" The amendments in this Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Upon adoption, the Company will provide the additional disclosures required by this amendment.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for
Impairment (September 2011)" Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income (June 2011).” The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company will adopt the two-statement approach.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFSs (May 2011)." The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendment is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of this amendment.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure for Supplementary Pro Forma Information for Business Combinations.” If a public entity presents financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It requires expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will evaluate the impact of this update on future acquisitions as they occur.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,
	2011	2010
Website development costs	$507,560	$507,560
Less: accumulated amortization	(504,892)	(457,755)
Website development costs, net	$2,668	$49,805

Amortization expense of the website development costs totaled $47,137 and $168,013 during the fiscal years ended September 30, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	September 30, 2011	September 30, 2010
Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,043	4,043
	33,580	33,580
Accumulated depreciation	(28,762)	(24,187)
Property and equipment, net	$4,818	$9,393

Depreciation expense of the property and equipment amounted to $4,574 and $6,922 during the fiscal years ended September 30, 2011 and 2010, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2011	September 30, 2010
Trade payables and accrued expenses	$977,338	$365,965
Accrued compensation and related benefits	96,000	159,000
Total	$1,073,338	$524,965

NOTE 6 - NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2011	September 30, 2010
Principal	$145,000	$145,000
Interest and Penalty	185,766	156,766
Total	$330,766	$301,766

The $145,000 in notes payable, bear an interest of 20% per annum, which includes a 5% penalty component, were due, as extended, on dates ranging from June 23, 2004 to December 31, 2004. The Company owed $156,766 and $127,766 in accrued interest and penalty at September 30, 2011 and 2010, respectively. The notes payable are unsecured and currently in default.  On July 19, 2010, plaintiffs, Edward and Michael Spindel filed a motion for summary judgment on the notes.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees were also awarded in the amount of $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

None.

NOTE 8 - CAPITAL STOCK

Issuance of Shares to Officers and Directors

On November 3, 2010, the Company issued 50,000 shares to our CFO, James Thomas as compensation in lieu of cash. The shares were valued at $0.36 per share. The expense associated with the issuance of stock totaled $18,000 and is included in selling, general & administrative expense in the accompanying statement of operations.

On December 7, 2010, the Company issued 125,000 shares to directors of the Company as compensation for serving on the Board. The shares were valued at $0.15 per share. The expense associated with the issuance of stock totaled $18,750 and is included in selling, general & administrative expense in the accompanying statement of operations.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 - CAPITAL STOCK (Continued)

Issuance of Shares Pursuant to Private Placements

During the year ended September 30, 2011, the Company issued 3,510,000 shares of common stock pursuant to a private placement, generating proceeds of $50,100.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2011, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At September 30, 2011 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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
September 30, 2011

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2011, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2011 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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
September 30, 2011

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

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 - CAPITAL STOCK (Continued)

The weighted-average grant-date fair value of options granted during the year ended September 30, 2011 and 2009 totaled to $1.526 and $0.574, respectively.

The total compensation cost for options amounted to $0 and $1,232,688 during the fiscal years ended September 30, 2011 and 2010, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at September 30, 2011 or 2010.

A summary of stock option activity during 2011 and 2010 of the Company’s stock option plans is as follows:

	Year Ended September 30, 2011			Year Ended September 30, 2010
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Stock options
Balance at beginning of year	1,937,346	$3.50		1,795,034	$3.50
Granted	-	-		350,000	$1.06
Exercised	-	-		(197,404)	$2.00
Forfeited	(1,670,679)	$3.70		(10,284)	$10.50
Balance at end of year	266,667	$0.97		1,937,346	$3.33

Options exercisable at end of year	266,667	$0.97		1,710,940	$3.62

Weighted average fair value of options granted during the year		-			$1.06

The following table summarizes information about employee stock options outstanding at September 30, 2011:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September,	Contractual	Exercise	September 30,	Exercise
Price ($)	2011	Life	Price ($)	2011	Price ($)

0.70	150,000	3.40 years	.070	150,000	0.70
1.32	116,667	3.13 years	1.32	116,667	1.32
	266,667			266,667	0.97

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 - CAPITAL STOCK (Continued)

The following activity occurred under the Company’s plans:

	September 30,	September 30,
	2011	2010
Weighted-average grant date fair value of options granted	$-	$1.53
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$1,232,688

NOTE 9 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2011 and 2010 are as follows:

	2011	2010
Current	$—	$—
Deferred	—	—
Total	$—	$—

A reconsolidation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2011	2010
Tax at US Statutory Rate	34.0%	34.0%
State tax rate, net of federal benefits	3.5	3.5
Permanent difference	(1.9)	(32.6)
Changes in valuation allowance	(35.6)%	(4.9)%
Effective tax note	0.0%	0.0%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

The components of the deferred tax assets are as follows:

	2011	2010
Net operating loss carryforwards	$2,270,000	$2,206,000
Fair value of stock options	2,604,000	2,604,000
Fair value of stock rights	—	—
Accounts payable and accrued interest	—	—
Other	525,000	336,000
Deferred tax asset	5,399,000	5,146,000
Valuation	(5,204,000)	(4,951,000)
Net deferred tax asset, current	$195,000	$195,000

The components of the deferred tax liability are as follows:

	2011	2010
Website development costs, net	$195,000	$195,000
Net deferred tax liability, current	$195,000	$195,000

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 9 – INCOME TAXES (Continued)

Management believes it is more likely than not that it will be able to realize the tax benefit of certain deferred tax assets to the extent of its deferred tax liability, and therefore has provided a valuation allowance of less than 100 percent.

The valuation allowance increased by $253,000 from September 30, 2010 to September 30, 2011.

At September 30, 2011 the Company had estimated tax net operating loss carryforwards of approximately $6,054,000, which expire through its tax year ending in 2031.  Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain owner shifts.

NOTE 10 – COMMITMENTS

During fiscal 2011, we terminated our office lease and have no future rent commitments at September 30, 2011.  We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231.  This judgment is related to the lease agreements for our former office space. At September 30, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $3,187 in accrued interest.

The commitments over the next three years are as follows:

Year	Commitments
2012	$—
2013	$—
2014	$—

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.