Form 10-Q
period 2011-12-31
VOIS Inc.
filed 2012-01-26
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 17,106,045 shares of common stock are issued and outstanding as of January 26, 2012.

VOIS INC.

FORM 10-Q

December 31, 2011

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, "we", "our", and "us" refers to VOIS Inc., a Delaware corporation, and our subsidiary.  In September 2008 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2012” means the year ended September 30, 2012 and "fiscal 2011" means the year ending September 30, 2011.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011 (Unaudited)	September 30, 2011 (1)
CURRENT ASSETS:
Cash	$1,725	$667
	1,725	667

OTHER ASSETS:
Property and equipment, net	4,464	4,818
Website development costs, net of accumulated amortization of $507,560 and $504,892, respectively)	-	2,668
Other Assets	-	6,084
Total Assets	$6,189	$14,237

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,116,260	$1,073,338
Notes payable	338,016	330,766
Total Liabilities	1,454,276	1,404,104

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Common stock ($.001 par value; 1,000,000,000 shares authorized; 17,106,045 shares issued and outstanding)	17,107	17,107
Additional paid in capital	28,171,461	28,171,461
Accumulated deficit	(29,636,655)	(29,578,435)

Total stockholders' Deficit	(1,448,087)	(1,389,867)

Total Liabilities and Stockholders’ Deficit	$6,189	$14,237

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three-month	Three-month	Cumulative For the Period
	period ended	period ended	From May 19, 2000
	December 31, 2011 (unaudited)	December 31, 2010 (unaudited)	(Inception) to December 31, 2011 (unaudited)

Revenues	$-	$-	$36,139

Operating expenses:
Selling, general and administrative	49,377	180,417	25,797,229
Total operating expenses	49,377	180,417	25,797,229

Operating loss	(49,377)	(180,417)	(25,761,090)

Other (income) expense:
Interest income	-	-	(4,572)
Loss on investment in A.D. Pharma	-	-	125,000
Interest expense	8,843	8,843	681,351
Interest expense-related party	-	-	13,391
	8,843	8,843	815,170

Loss from continuing operations	(58,220)	(189,260)	(26,576,260)

Loss from discontinued operations	-	-	(3,060,394)

Net loss	$(58,220)	$(189,260)	$(29,636,655)

Per share data- basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	-	-
Net loss	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	17,106,045	14,104,740

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative For the Period
	Three Month Period Ended December 31		From May 19, 2000 (Inception)
	2011	2010	to December 31, 2011
Cash flows from operating activities:
Net loss	$(58,220)	$(189,260)	$(29,636,655)
Less loss from discontinued operations	-	-	3,060,394
Loss from continuing operations	(58,220)	(189,260)	$(26,576,260)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	-	36,750	17,504,299
Fair value of rights issued pursuant to notes payable	-	-	117,112
Fair value of shares issued for services	-	-	2,325,838
Loss on extinguishment of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	354	1,420	29,115
Amortization	2,668	26,250	507,560
Amortization of deferred compensation	-	-	1,507,138
Changes in operating assets and liabilities
Other asset	6,084	(7,500)	8,197
Deferred tax asset	-	-	(77,500)
Accrued interest	8,843	8,843	220,420
Accrued interest-related party	-	-	5,474
Accounts payable and accrued expenses	41,329	92,482	2,073,846
Deferred tax liability	-	-	77,500
Total adjustments to loss from continuing operations	59,278	158,245	24,442,403
Net cash flows from continuing operating activities	1,058	(31,015)	(2,133,857)
Net operational cash flows from discontinued operations	-	-	(2,088,117)
Net cash provided (used) by operating activities	1,058	(31,015)	(4,221,974)

Cash flows used in investing activities:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	-	-	(507,560)
Capital expenditures	-	-	(108,477)
Acquisition and purchases of intangible and other assets	-	-	(8,197)

Net cash used in investing activities	-	-	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	979,520
Repayment of notes payable	-	-	(438,769)
Exercise of options	-	-	119,595
Repayment from notes payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	-	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of shares of common stock	-	30,000	4,599,688
Offering costs and fees	-	-	(326,980)

Net cash provided by financing activities	-	30,000	4,972,932

Net increase (decrease) in cash	1,058	(1,015)	1,725

Cash, beginning of period	667	3,469	-

Cash, end of period	1,725	2,454	1,725

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	32,443
Cash paid for taxes	-	-	-

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	-	-	204,500
Forfeiture of executive compensation	-	-	630,848
Fair value of shares issued to satisfy notes payable and accrued interest	-	-	834,231
Deferred financing and offering costs	-	-	249,689
Deferred compensation	-	-	(274,450)
Equipment financed	-	-	34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

Through December 31, 2011, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,636,655. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915-10. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2011 and notes thereto and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three-months ending December 31, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2012.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

December 31, 2011

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the three-month periods ending December 31, 2011 and 2010, respectively.

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

December 31, 2011

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

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31, 2011	September 30, 2011

Website development costs	$507,560	$507,560
Less: accumulated amortization	(507,560)	(504,892)
Website development costs, net	$-	$2,668

Amortization expense of the website development costs amounted to $2,668 and $26,250 during the three-month periods ending December 31, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	December 31, 2011	September 30, 2011

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,041	4,041
	33,578	33,578
Accumulated depreciation	(29,114)	(28,761)
Property and equipment, net	$4,464	$4,818

Depreciation expense of the property and equipment amounted to $354 and $1,420 during the three-month periods ending December 31, 2011 and 2010, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and September 30, 2011 are comprised of the following:

	December 31, 2011	September 30, 2011
Trade payables and accrued expenses	$1,020,260	$977,338
Accrued compensation and related benefits	96,000	96,000
Total	$1,116,260	$1,073,338

NOTE 6 - NOTES PAYABLE

At December 31, 2011 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $193,016. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We then decided that it was not cost effective or beneficial to pursue our affirmative claims in this matter and accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued its mandate on August 15th, 2011. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266. Our financial statements reflect the continued accrual of interest and penalties on the notes, as well as the liability for attorney’s fees.

December 31, 2011

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $193,016 in accrued interest and penalty at December 31, 2011. The notes payable are unsecured and currently in default.

The interest and penalty expenses associated with the aforementioned notes amounted to $7,251 during the three-month period ending December 31, 2011.

The total amount due on the notes payable is as follows:

December 31, 2011
Principal	$145,000
Interest and Penalty	193,016
Total	$338,016

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 6 - NOTES PAYABLE (Continued)

September 30, 2011

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owed $185,766 in accrued interest and penalty at September 30, 2010. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2010
Principal	$145,000
Interest and Penalty	185,766
Total	$330,766

NOTE 7 - CAPITAL STOCK

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of December 31, 2011, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At December 31, 2011 we have no outstanding options to purchase shares of our common stock.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of December 31, 2011, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At December 31, 2011 we have no outstanding options to purchase shares of our common stock. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

2009 Plan

On April 17, 2009, our Board of Directors authorized the 2009 Plan covering 5,000,000 shares of common stock.  The 2009 Plan was required to be approved by our shareholders prior to April 17, 2010. As we did not submit the 2009 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2009 Plan and any incentive stock options previously awarded under the 2009 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our Board granted options to purchase an aggregate of 970,000 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and changes during the period ending on that date is as follows:

	Number	Weighted
	of	Average
	Options	Exercise Price
Stock options
Balance at beginning of year	266,667	$0.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	266,667	$0.97

Options exercisable at end of period	266,667	$0.97

Weighted average fair value of options granted during the year		$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2011:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September,	Contractual	Exercise	September 30,	Exercise
Price ($)	2011	Life	Price ($)	2011	Price ($)

0.70	150,000	3.15 years	.070	150,000	0.70
1.32	116,667	2.88 years	1.32	116,667	1.32
	266,667			266,667	0.97

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

On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010. The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.   Attorney’s fees of $172,304 were also awarded.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued its mandate on August 15th, 2011. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $193,016 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $11,154 in accrued interest.

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

We are a development stage company.  During fiscal 2008 and continuing through December 31, 2011 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success.  Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved.  In December 2009, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2010.

In order to accomplish our business plan, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base and we will need to raise additional capital to fund these costs.  Initially, it was our intent to raise between $3 million and $5 million of additional capital through a private placement and utilize the proceeds of this offering to undertake a comprehensive marketing program.  However, like many small, early stage companies, during fiscal 2010 and 2011 we encountered difficulties in our efforts to raise capital.  As an alternative, we have chosen to pursue a strategy of seeking a merger partner or undertaking a private placement during fiscal 2012 when the capital markets might be more receptive to our company.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2011 we had a working capital deficit of $1,452,551 and an accumulated deficit of $29,636,655.  The report of our independent registered public accounting firm on our financial statements for fiscal 2011 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the three months ended December 31, 2011 and for the prior fiscal year 2011 we had no revenue.

General and administrative expense. For the three months ended December 31, 2011, general and administrative expenses were $49,377 as compared to $180,417 for the three months ended December 31, 2010, a decrease of $131,040 or approximately 72.6%.  For the three months ended December 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2011	2010
Consulting	30,000	2,000
Employee compensation	—	108,750
Professional fees	10,222	31,893
Depreciation and amortization	3,021	27,670
Product development	—	9,617
Other	6,134	487
	$49,377	$180,417

•	For the three months ended December 31, 2011, Consulting expense increased to $30,000 as compared to $2,000 for the same period in the prior year. The increase was due to outsourcing our business development efforts.

•	For the three months ended December 31, 2011, salaries and related expenses decreased to $0 as compared to $108,750. Employee compensation is lower due to a decrease in stock based compensation expense incurred in the prior fiscal year.

•	For the three months ended December 31, 2011, Professional fee expense decreased to $10,222 as compared to $31,893. Professional fee expense decreased primarily due to lower legal fees as compared to the prior year.

•	For the three months ended December 31, 2011, Product development expense amounted to $0 as compared to $9,617 for the three months ended December 31, 2010.

•	For the three months ended December 31, 2011, Other expense amounted to $6,134 as compared to $487 for the three months ended December 31, 2010.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2011, with the exception of share-based payments that the Company may incur from time to time.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2011 (unaudited) and September 30, 2011:

	December 31,	September 30,	$	%
	2011	2011	Change	Change

Working Capital	$(1,452,551)	$(1,403,437)	$(49,114)	3.5%

Cash	1,725	667	1,058	158.6%
Total current assets	1,725	667	1,058	158.6%
Property and equipment, net	4,464	4,818	(354)	-7.3%
Intangibles, net	0	2,668	(2,668)	-100.0%
Total assets	6,189	14,237	(8,048)	-56.5%

Accounts payable and accrued liabilities	1,116,260	1,073,338	42,922	4.0%
Notes payable-current	338,016	330,766	7,250	2.2%
Total current liabilities	1,454,276	1,404,104	50,172	3.6%
Total liabilities	1,454,276	1,404,104	50,172	3.6%
Accumulated deficit	(29,636,655)	(29,578,435)	(58,220)	0.2%
Stockholders’ deficit	(1,448,087)	(1,389,867)	(58,220)	4.2%

At December 31, 2011 our working capital deficit increased by $49,114 as compared to September 30, 2011 primarily as a result of an increase in accounts payable and accrued expenses.

Operating activities

Net cash provided by continuing operating activities for the three months ended December 31, 2011 was $1,058 as compared to net cash used in continuing operations of $31,015 for the three months ended December 31, 2010.  Non-cash items totaling $59,278 contributing to the net cash provided from continuing operating activities for the three months ended December 31, 2011 include:

•	$6,084 related to the decrease in other assets, and
•	$3,022 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $41,329.

Non-cash items totaling $158,245 contributing to the net cash used in continuing operating activities for the three months ended December 31, 2010 include:

•	$36,750 related to the fair value of shares issued to employees and consultants and
•	$27,670 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $92,482.

Investing activities

We had no investing activities in the quarter ending December 31, 2011 or December 31, 2010.

Financing activities

Net cash provided by financing activities was $0 for the three months ended December 31, 2011 as compared to $30,000 for the three months ended December 31, 2010.  During the fiscal 2010 period we generated cash from the sale of our securities.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the evaluation date, our CEO and our CFO, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010. The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.   Attorney’s fees of $172,304 were also awarded.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued its mandate on August 15th, 2011. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $193,016 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2011 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $11,154 in accrued interest.

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

VOIS INC.

January 26, 2012	By:	/s/ Mark B. Lucky
Mark B. Lucky
CEO, President, principal executive officer

