Form 10-Q
period 2012-03-31
VOIS Inc.
filed 2012-05-22
CIK 1136711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

__________________________________________________________________
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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 20,406,045 shares of common stock are issued and outstanding as of May 22, 2012.

VOIS INC.
FORM 10-Q
March 31, 2012

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS”, "we", "our", and "us" refers to VOIS Inc., a Florida corporation, and our subsidiary.  In September 2007 we changed our fiscal year end from December 31 to September 30.  When used in this report, “fiscal 2011” means the year ended September 30, 2011 and "fiscal 2012" means the year ending September 30, 2012.  The information which appears on our website is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VOIS INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012 (Unaudited)	September 30, 2011 (1)
CURRENT ASSETS:
Cash	$705	$667
Total Current Assets	$705	$667

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $29,467 and $28,761, respectively	4,111	4,818
Website development costs, net of accumulated amortization of $507,960 and $504,892, respectively	-	2,668
Other Assets	-	6,084
Total Assets	$4,816	$14,237

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,126,273	$1,073,338
Notes payable	345,266	330,766
	1,471,539	1,404,104

Long-Term Liabilities
Total Liabilities	1,471,539	1,404,104

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Common stock $.001 par value; 1,000,000,000 shares authorized; 20,406,045 shares issued and outstanding and 17,106,045 shares issued and outstanding, respectively)	20,407	17,107
Additional paid in capital	28,201,161	28,171,461
Accumulated deficit	(29,688,291)	(29,578,435)
Total Stockholders' Deficit	(1,466,723)	(1,389,867)

Total Liabilities and Stockholders’ Deficit	$4,816	$14,237

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended March 31, 2012	Three month period ended March 31, 2011	Six month period ended March 31, 2012	Six month period ended March 31, 2011	Cumulative For the Period From May 19, 2000 (Inception) to March 31, 2012
					(Unaudited)

Revenues	$—	$—	$—	$—	$36,139

Operating expenses:
Selling, general and administrative	42,793	84,518	92,170	264,936	25,840,022
Total operating expenses	42,793	84,518	92,170	264,936	25,840,022

Operating loss	(42,793)	(84,518)	(92,170)	(264,936)	(25,803,883)

Other (income) expense:
Interest income	—	—	—	—	(4,572)
Loss on investment in A.D. Parma	—	—	—	—	125,000
Interest expense	8,843	8,852	17,687	17,695	690,196
Interest expense - related party	—	—	—	—	13,391
	8,843	8,852	17,687	17,695	824,015

Loss from continuing operations	(51,636)	(93,370)	(109,857)	(282,631)	(26,627,898)

Loss from discontinued operations	—	—	—	—	(3,060,393)

Net loss	$(51,636)	$(93,370)	$(109,857)	$(282,631)	$(29,688,291)

Per share data - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	17,106,045	16,362,711	17,106,045	15,221,319

See Notes to Unaudited Financial Statements.

VOIS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended March 31,		Cumulative For the Period From May 19, 2000 (Inception) March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(109,857)	$(282,631)	$(29,688,291)
Less loss from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(109,857)	(282,631)	(26,627,897)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	—	—	17,504,299
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	—	36,750	2,325,838
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	706	2,752	29,467
Amortization	2,668	38,437	507,560
Amortization of deferred compensation	—	—	1,507,138
Changes in operating assets and liabilities
Other asset	6,084	(25,500)	8,197
Deferred tax asset	—	—	(77,500)
Accrued interest	14,500	17,687	226,077
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	85,937	161,755	2,118,453
Deferred tax liability	—	—	77,500
Total adjustments to loss from continuing operations	109,894	228,695	24,493,019
Net cash flows from continuing operating activities	37	(50,749)	(2,134,878)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash provided (used) by operating activities	37	(53,936)	(4,222,995)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	—	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	—	—	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,521
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	—	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	—	50,100	4,599,688
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	—	50,100	4,972,934

Net increase (decrease) in cash	37	(650)	705

Cash, beginning of period	667	3,469	—

Cash, end of period	$705	$2,819	$705

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	—	$204,500
Forfeiture of executive compensation	—	—	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	$834,231
Deferred financing and offering costs	—	—	$49,689
Deferred compensation	—	—	$(274,450)
Equipment financed	—	—	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

Through March 31, 2012, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,688,291.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

The results of operations for the three and six-months ending March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending September 30, 2012.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software,FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of December 31, 2010, we had capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.  These costs were fully amortized and expensed as of December 31, 2011.

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
March 31, 2012

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

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	March 31,
	2012	2011
Stock Options	266,667	1,937,346
Warrants	—	—
Rights Issued to Note Holders	7,934	7,934
Total	274,601	1,945,280

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the three and six-month periods ending March 31, 2012 and 2011, respectively.

Recent accounting pronouncements

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company has adopted this update for revenue arrangements entered into or materially modified. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31, 2012	September 30, 2011

Website development costs	$507,560	$507,560
Less: accumulated amortization	(507,560)	(504,892)
Website development costs, net	$-	$2,668

Amortization expense of the website development costs amounted to $2,668 and $38,437 during the six-month periods ending March 31, 2012 and 2011, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	March 31, 2012	September 30, 2011

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,042	4,042
	33,578	33,578
Accumulated depreciation	(29,467)	(28,761)
Property and equipment, net	$4,111	$4,818

Depreciation expense of the property and equipment amounted to $706 and $2,752 during the six-month periods ending March 31, 2012 and 2011, respectively.

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2012 and September 30, 2011 are comprised of the following:

	March 31, 2012	September 30, 2011
Trade payables and accrued expenses	$1,030,273	$977,338
Accrued compensation and related benefits	96,000	96,000
Total	$1,126,273	$1,073,338

NOTE 6 - NOTES PAYABLE

At March 31, 2012 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $200,266. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We then decided that it was not cost effective or beneficial to pursue our affirmative claims in this matter and accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc.  This Opinion was made final when the Court issued its mandate on August 15th, 2011. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266. Our financial statements reflect the continued accrual of interest and penalties on the notes, as well as the liability for attorney’s fees.

March 31, 2012

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $200,266 in accrued interest and penalty at March 31, 2012. The notes payable are unsecured and currently in default.

The interest and penalty expenses associated with the aforementioned notes amounted to $14,502 during the six-month period ending March 31, 2012.

The total amount due on the notes payable is as follows:

March 31, 2012
Principal	$145,000
Interest and Penalty	200,266
Total	$345,266

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 - NOTES PAYABLE (Continued)

September 30, 2011

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owed $185,766 in accrued interest and penalty at September 30, 2011. The notes payable are unsecured and currently in default.

The total amount due on the notes payable is as follows:

September 30, 2011
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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of March 31, 2012, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At March 31, 2012 we have no outstanding options to purchase shares of our common stock.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

The 2002 Plan authorizes the grant of:

●	options which qualify as "incentive stock options" ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code");

●	options which do not qualify as ISOs ("Non-Qualified Options" or "NSOs");

●	awards of our common stock; and

●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

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
March 31, 2012

NOTE 7 - CAPITAL STOCK (Continued)

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of March 31, 2012, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At March 31, 2012 we have no outstanding options to purchase shares of our common stock. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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
March 31, 2012

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

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2012	2011
Exercise price:	$0.70	$0.70
Market price at date of grant:	$0.60	$0.60
Volatility:	542%-551%	542%-551%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.31%-0.34%	0.31%-0.34%

A summary of the status of the Company’s outstanding stock options as of March 31, 2012 and changes during the period ending on that date is as follows:

	Number	Weighted
	of	Average
	Options	Exercise Price
Stock options
Balance at beginning of year	266,667	$0.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	266,667	$0.97

Options exercisable at end of period	266,667	$0.97

Weighted average fair value of options granted during the year		$—

VOIS Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at March 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price ($)	2012	Life	Price ($)	2012	Price ($)

0.70	150,000	2.90 years	.070	150,000	0.70
1.32	116,667	2.63 years	1.32	116,667	1.32
	266,667			266,667	0.97

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

NOTE 8 - LEGAL PROCEEDINGS

On April 30, 2008 we filed a complaint against two former members of our Board of Directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment.  The complaint, styled VOIS Inc., Plaintiff, vs. Edward Spindel and Michael Spindel, Defendants, Case No. CA012201XXXXMB, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida,alleges that during 2002 and 2003 while the company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  The defendants, who are brothers, were members of the Medstrong International Board of Directors until their resignations in April 2006.

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
March 31, 2012

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

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At March 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $200,266 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At March 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $12,748 in accrued interest.

NOTE 8 - SUBSEQUENT EVENTS

Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

We plan to also generate revenue by offering a limited number of virtual credits to members for free to represent sponsors or special occasions as well as online advertising. Just for joining each member is given a free set of credits to introduce the member to the credit system. Following that, the member will receive loyalty credits for each day the member logs into VOIS.  We intend to generate revenue by introducing a credit-based purchasing model whereby members buy virtual credits to be applied towards the purchase of various services including but not limited to:

●	Match-maker fees
●	Sponsored listings
●	Sponsored bidding
●	Virtual gifts
●	Icons
●	Additional bids
●	Additional posts
●	Additional categories

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

In order to accomplish the foregoing, we will need to implement an effective marketing program designed to build brand awareness and expand our membership base and we will need to raise additional capital to fund these costs.  Initially, it was our intent to raise between $3 million and $5 million of additional capital through a private placement and utilize the proceeds of this offering to undertake a comprehensive marketing program.  However, like many small, early stage companies, during fiscal 2010 and 2011 we encountered difficulties in our efforts to raise capital.  As an alternative, we have chosen to complete the development of our website with the strategy of undertaking a private placement during fiscal 2012 when the capital markets might be more receptive to our company.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at March 31, 2012 we had a working capital deficit of $1,470,834 and an accumulated deficit of $29,688,291.  The report of our independent registered public accounting firm on our financial statements for fiscal 2011 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Six Month Period ended March 31, 2012

During the six months ended March 31, 2012 and for the prior fiscal year we had no revenue.

General and administrative expense. For the six months ended March 31, 2012, general and administrative expenses were $92,170 as compared to $264,936 for the six months ended March 31, 2011, a decrease of $172,766. For the six months ended March 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Consulting	66,000	42,290
Employee compensation	—	132,750
Professional fees	16,322	38,267
Product development	—	9,617
Depreciation and amortization	3,375	41,189
Other	6,473	823
	$92,170	$264,936

●	For the six months ended March 31, 2012, Consulting expense increased to $66,000 as compared to $42,290, as a result of our increased business development efforts versus the prior year.

●
For the six months ended March 31, 2012, salaries and related expenses decreased to $0 as compared to $132,750.  Employee compensation is lower due to the officers of the company not receiving compensation during the current fiscal year.

●
For the six months ended March 31, 2012, Professional fee expense decreased to $16,322 as compared to $38,267. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation, as compared to the prior year.

●
For the six months ended March 31, 2012, Product development expense amounted to $0 as compared to $9,617 for the six months ended March 31, 2011.  We have discontinued our product development efforts pending receiving funding.

●
For the six months ended March 31, 2012, Other expense amounted to $6,473 as compared to $823 for the six months ended March 31, 2011.  The increase is due to the write off of certain assets in the current fiscal year.

Three Month Period ended March 31, 2012

During the three months ended March 31, 2012 and for the prior fiscal year we had no revenue.

General and administrative expense. For the three months ended March 31, 2012, general and administrative expenses were $42,793 as compared to$84,518 for the three months ended March 31, 2011, a decrease of $41,725. For the three months ended March 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Consulting	$36,000	$40,290
Employee compensation	—	24,000
Professional fees	6,100	6,374
Depreciation and amortization	354	13,519
Other	339	335
	$42,793	$84,518

●	For the three months ended March 31, 2012, Consulting expense decreased to $36,000 as compared to $40,290, a decrease of $4,290, or 10.65% for the three months ended March 31, 2011.

●
For the three months ended March 31, 2012, salaries and related expenses decreased to $0 as compared to $24,000.  Employee compensation is lower due to the officers of the company not receiving compensation during the current fiscal year.

●
For the three months ended March 31, 2012, Professional fee expense decreased to $6,100 as compared to $6,374.  Professional fee expense decreased primarily due to decreased legal fees from on-going litigation as compared to the prior year.

●
For the three months ended March 31, 2012, Depreciation and amortization expense amounted to $354 as compared to $13,519 for the three months ended March 31, 2011.  The decrease is due to the fact that website development costs were fully amortized during the fiscal first quarter of 2012.

●	For the three months ended March 31, 2012, Other expense amounted to $339 as compared to $335 for the three months ended March 31, 2011.

If our operations remain at the same level, we anticipate that our general and administrative expenses will remain constant during the balance of fiscal 2012, excluding the stock based compensation expense.  We will continue our business development and marketing efforts.  Our ability to significantly implement our marketing program is dependent on our ability to raise sufficient capital to fund the costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2012 (unaudited) and September 30, 2011:

	March 31,	September 30,	$	%
	2012	2011	Change	Change

Working Capital	$(1,470,834)	$(1,403,437)	$(67,397)	4.8%
Cash	705	667	38	5.7%
Total current assets	705	667	38	5.7%
Total assets	4,816	14,237	(9,421)	(66.2)%
Accounts payable and accrued liabilities	1,126,273	1,073,338	52,935	4.9%
Notes payable and accrued interest	345,266	330,766	14,500	4.4%
Total current liabilities	1,471,539	1,404,104	67,435	4.8%
Total liabilities	1,471,539	1,404,104	67,435	4.8%
Accumulated deficit	(29,688,291)	(29,578,434)	(109,857)	0.4%
Stockholders’ deficit	(1,466,723)	(1,389,867)	(76,856)	5.5%

At March 31, 2012 our working capital decreased as compared to September 30, 2011 primarily as a result of an increase in current liabilities.

Operating activities

Net cash provided by continuing operating activities for the six months ended March 31, 2012 was $37 as compared to cash used in operations of $53,936 for the six months ended March 31, 2011.  For the six months ended March 31, 2012 we had a net loss of $109,857 offset by non-cash items totaling $109,894 contributing to the net cash provided from continuing operating activities for the six months ended March 31, 2012 which included:

●	$14,500 of accrued interest on notes payable,

●	$3,374 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $85,937.

For the six months ended March 31, 2011 we had a net loss of $282,631 offset by non-cash items totaling $228,695 contributing to the net cash used in continuing operating activities for the six months ended March 31, 2011 which included:,

●	$36,750 related to the expense associated with the issuance of restricted stock to consultants for services,

●	$41,189 of depreciation and amortization.

In addition, we had an increase in our accounts payable and accrued expenses during the quarter of $158,569.

Investing activities

Net cash used in investing activities for the six months ended March 31, 2012 and 2011 was $0.

Financing activities

Net cash provided by financing activities was $0 for the six months ended March 31, 2012 as compared to $50,100 for the six months ended March 31, 2011.  During the fiscal 2011 period we generated cash from the sale of our securities of $50,100.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

VOIS INC.

May 22, 2012	By:	/s/ Mark B. Lucky
Mark B. Lucky
CEO, President, principal executive officer