Form 10-Q
period 2012-06-30
VOIS Inc.
filed 2012-08-09
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 20,406,045 shares of common stock are issued and outstanding as of August 9, 2012.

VOIS INC.

FORM 10-Q

June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VOIS INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012 (Unaudited)	September 30, 2011 (1)
CURRENT ASSETS:
Cash	$532	$667
Total Current Assets	$532	$667

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $29,822 and $28,761, respectively	3,757	4,818
Website development costs, net of accumulated amortization of $507,960 and $504,892, respectively	-	2,668
Other Assets	-	6,084
Total Assets	$4,289	$14,237

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,157,333	$1,073,338
Notes payable	352,516	330,766
Total Liabilities	1,509,849	1,404,104

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Common stock $.001 par value; 1,000,000,000 shares authorized; 20,406,045 shares issued and outstanding and 17,106,045 shares issued and outstanding, respectively)	20,407	17,107
Additional paid in capital	28,201,161	28,171,461
Accumulated deficit	(29,727,1289)	(29,578,435)
Total Stockholders' Deficit	(1,505,560)	(1,389,867)

Total Liabilities and Stockholders’ Deficit	$4,289	$14,237

(1) derived from audited financial statements

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended June 30, 2012	Three month period ended June 30, 2011	Nine month period ended June 30, 2012	Nine month period ended June 30, 2011	Cumulative For the Period From May 19, 2000 (Inception) to June 30, 2012
					(Unaudited)

Revenues	$—	$—	$—	$—	$36,139

Operating expenses:
Selling, general and administrative	29,994	105,006	122,164	369,942	25,870,016
Total operating expenses	29,994	105,006	122,164	369,942	25,870,016

Operating loss	(29,994)	(105,006)	(122,164)	(369,942)	(25,833,877)

Other (income) expense:
Interest income	—	—	—	—	(4,572)
Loss on investment in A.D. Parma	—	—	—	—	125,000
Interest expense	8,843	8,860	26,530	26,555	699,038
Interest expense - related party	—	—	—	—	13,391
	8,843	8,860	26,530	26,555	832,857

Loss from continuing operations	(38,837)	(113,866)	(148,694)	(396,497)	(26,666,735)

Loss from discontinued operations	—	—	—	—	(3,060,393)

Net loss	$(38,837)	$(113,866)	$(148,694)	$(396,497)	$(29,727,128)

Per share data - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	20,406,045	17,096,045	18,214,074	15,846,228

See Notes to Unaudited Financial Statements.

VOIS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended June 30,		Cumulative For the Period From May 19, 2000 (Inception) June 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(148,694)	$(396,497)	$(29,727,128)
Less loss from discontinued operations	—	—	(3,060,394)
Loss from continuing operations	(148,694)	(396,497)	(26,666,734)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operating activities
Fair value of options granted and shares issued to directors, employees, and consultants	—	—	17,504,299
Fair value of rights issued pursuant to notes payable	—	—	117,112
Fair value of shares issued for services	—	36,750	2,325,838
Loss on extinguishment of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	1,061	3,808	29,822
Amortization	—	44,137	504,892
Amortization of deferred compensation	—	—	1,507,138
Changes in operating assets and liabilities
Other asset	8,752	—	10,865
Deferred tax asset	—	—	(77,500)
Accrued interest	37,685	29,717	249,262
Accrued interest-related party	—	—	5,474
Accounts payable and accrued expenses	68,062	230,135	2,100,579
Deferred tax liability	—	—	77,500
Total adjustments to loss from continuing operations	115,559	344,547	24,498,684
Net cash flows from continuing operating activities	(33,134)	(51,950)	(2,168,049)
Net operational cash flows from discontinued operations	—	—	(2,088,117)
Net cash provided (used) by operating activities	(33,134)	(51,950)	(4,256,166)

Cash flows used in investing activities:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	—	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition and purchases of intangible and other assets	—	—	(8,197)

Net cash used in investing activities	—	—	(749,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	979,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	—	119,595
Repayment from notes payable- related party	—	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of shares of common stock	33,000	50,100	4,632,688
Offering costs and fees	—	—	(326,980)

Net cash provided by financing activities	33,000	50,100	5,005,932

Net increase (decrease) in cash	(135)	(1,850)	531

Cash, beginning of period	667	3,469	—

Cash, end of period	$532	$1,619	$531

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	32,443
Cash paid for taxes	—	—	—

Non-cash investing and financing activities:
Issuance of shares pursuant to conversion of advances from executive officers	—	—	$204,500
Forfeiture of executive compensation	—	—	$630,848
Fair value of shares issued to satisfy notes payable and accrued interest	—	—	$834,231
Deferred financing and offering costs	—	—	$249,689
Deferred compensation	—	—	$(274,450)
Equipment financed	—	—	$34,120

See Notes to the Unaudited Financial Statements

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Through June 30, 2012, the Company was in the development stage and has not carried any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating to $29,727,128.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

In January, 2012 we focused our efforts primarily on identifying companies or technologies that would be suitable merger candidates. We are in the final stages of negotiating a merger agreements, however there can be no assurances given that we will successfully conclude a merger transaction. The Company’s offices are located in Sterling, Virginia.

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

The results of operations for the three and nine-months ending June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending September 30, 2012.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At June 30, 2012, the FDIC insured deposits up to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software,FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of June 30, 2012, we had capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.  These costs were fully amortized and expensed as of December 31, 2011.

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

June 30, 2012

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $0 and $0 during the three and nine-month periods ending June 30, 2012 and 2011, respectively.

Recent accounting pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

During September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ("ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No.2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11 during our first quarter of fiscal 2014.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

NOTE 3 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30, 2012	September 30, 2011

Website development costs	$507,560	$507,560
Less: accumulated amortization	(507,560)	(504,892)
Website development costs, net	$-	$2,668

Amortization expense of the website development costs amounted to $2,668 and $38,437 during the nine-month periods ending June 30, 2012 and 2011, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	June 30, 2012	September 30, 2011

Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,042	4,042
	33,578	33,578
Accumulated depreciation	(29,821)	(28,761)
Property and equipment, net	$3,757	$4,818

Depreciation expense of the property and equipment amounted to $1,061 and $3,808 during the nine-month periods ending June 30, 2012 and 2011, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2012 and September 30, 2011 are comprised of the following:

	June 30, 2012	September 30, 2011
Trade payables and accrued expenses	$1,061,334	$977,338
Accrued compensation and related benefits	96,000	96,000
Total	$1,157,333	$1,073,338

NOTE 6 - NOTES PAYABLE

At June 30, 2012 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $207,516. Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  See Note 8 – LEGAL PROCEEDINGS.

June 30, 2012

$145,000 notes payable, bearing 15% interest rate per annum, due as extended, ranging from June 23, 2004 to December 31, 2004. The Company owes $207,516 in accrued interest and penalty at June 30, 2012. The notes payable are unsecured and currently in default.

The interest and penalty expenses associated with the aforementioned notes amounted to $21,750 during the nine-month period ending June 30, 2012.

The total amount due on the notes payable is as follows:

June 30, 2012
Principal	$145,000
Interest and Penalty	207,516
Total	$352,516

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of June 30, 2012, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 75:1 stock split in July 2009 and the 1:200 stock split in November, 2010) and 2,774,966 shares remain available for issuance under the 2002 Plan.  At June 30, 2012 we have no outstanding options to purchase shares of our common stock.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

June 30, 2012

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of June 30, 2012, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At June 30, 2012 we have no outstanding options to purchase shares of our common stock. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

June 30, 2012

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2012 and changes during the period ending on that date is as follows:

		Weighted
	Number	Average
	of Options	Exercise Price
Stock options
Balance at beginning of year	266,667	$0.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	266,667	$0.97

Options exercisable at end of period	266,667	$0.97

Weighted average fair value of options granted during the year		$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

NOTE 7 - CAPITAL STOCK (Continued)

The following table summarizes information about employee stock options outstanding at June 30, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price ($)	2012	Life	Price ($)	2012	Price ($)

0.70	150,000	2.65 years	.070	150,000	0.70
1.32	116,667	2.38 years	1.32	116,667	1.32
	266,667			266,667	0.97

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

June 30, 2012

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

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At June 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $200,266 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At June 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $12,748 in accrued interest.

NOTE 9 - SUBSEQUENT EVENTS

Other than disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at June 30, 2012 we had a working capital deficit of $1,509,318 and an accumulated deficit of $29,727,128.  The report of our independent registered public accounting firm on our financial statements for fiscal 2011 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Nine month period ended June 30, 2012

During the nine months ended June 30, 2012 and for the prior fiscal year we had no revenue.

General and administrative expense. For the nine months ended June 30, 2012, general and administrative expenses were $122,164 as compared to $369,942 for the nine months ended June 30, 2011, a decrease of $247,778. For the nine months ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Consulting	86,000	90,290
Employee compensation	—	132,750
Professional fees	25,130	88,517
Product development	—	9,617
Depreciation and amortization	3,729	47,945
Other	7,305	823
	$122,164	$369,942

●	For the nine months ended June 30, 2012, Consulting expense decreased to $86,000 as compared to $90,290, as a result of decreased business development efforts versus the prior year.

●	For the nine months ended June 30, 2012, salaries and related expenses decreased to $0 as compared to $132,750. Employee compensation is lower due to the officers of the company not receiving compensation during the current fiscal year.

●	For the nine months ended June 30, 2012, Professional fee expense decreased to $25,130 as compared to $88,517. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation, as compared to the prior year.

●	For the nine months ended June 30, 2012, Product development expense amounted to $0 as compared to $9,617 for the nine months ended June 30, 2011. We have discontinued our product development efforts pending receiving funding.

●	For the nine months ended June 30, 2012, Other expense amounted to $7,305 as compared to $823 for the nine months ended June 30, 2011. The increase is due to the write off of certain assets in the current fiscal year.

Three Month Period ended June 30, 2012

During the three months ended June 30, 2012 and for the prior fiscal year we had no revenue.

General and administrative expense. For the three months ended June 30, 2012, general and administrative expenses were $42,793 as compared to$84,518 for the three months ended June 30, 2011, a decrease of $41,725. For the three months ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Consulting	$20,000	$48,000
Professional fees	8,808	50,250
Depreciation and amortization	353	6,756
Other	833	—
	$29,994	$105,006

●	For the three months ended June 30, 2012, Consulting expense decreased to $20,000 as compared to $48,000, a decrease of $48,000, or 58.3% for the three months ended June 30, 2011.

●	For the three months ended June 30, 2012, Professional fee expense decreased to $8,808 as compared to $50,250. Professional fee expense decreased primarily due to decreased legal fees from on-going litigation as compared to the prior year.

●	For the three months ended June 30, 2012, Depreciation and amortization expense amounted to $354 as compared to $6,756 for the three months ended June 30, 2011. The decrease is primarily due to the fact that website development costs were fully amortized during the fiscal first quarter of 2012.

●	For the three months ended June 30, 2012, Other expense amounted to $833 as compared to $0 for the three months ended June 30, 2011.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2012 (unaudited) and September 30, 2011:

	June 30,	September 30,	$	%
	2012	2011	Change	Change

Working Capital	$(1,509,318)	$(1,403,437)	$(105,881)	7.5%
Cash	532	667	135	(20.2)%
Total current assets	532	667	135	(20.2)%
Total assets	3,757	14,237	(9,948)	(69.9)%
Accounts payable and accrued liabilities	1,157,333	1,073,338	83,996	7.8%
Notes payable and accrued interest	352,516	330,766	21,750	6.6%
Total current liabilities	1,509,849	1,404,104	105,746	7.5%
Total liabilities	1,509,849	1,404,104	105,746	7.5%
Accumulated deficit	(29,727,128)	(29,578,434)	(148,694)	0.5%
Stockholders’ deficit	(1,505,560)	(1,389,867)	(115,693)	8.3%

At June 30, 2012 our working capital decreased as compared to September 30, 2011 primarily as a result of an increase in accrued interest payable and other accrued liabilities.

Operating activities

Net cash used in continuing operating activities for the nine months ended June 30, 2012 was $33,135 as compared to cash used in operations of $51,950 for the nine months ended June 30, 2011.  For the nine months ended June 30, 2012 we had a net loss of $148,694 offset by non-cash items totaling $115,559 contributing to the net cash provided from continuing operating activities for the nine months ended June 30, 2012 which included:

●	$21,750 of accrued interest on notes payable,

●	$1,061 of depreciation and amortization

●	$8,752 in write-offs of other assets

In addition, we had an increase in our accounts payable and accrued expenses for the nine months ended June 30, 2012 of $83,997.

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

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2012 and 2011 was $0.

Financing activities

Net cash provided by financing activities was $33,000 for the nine months ended June 30, 2012 as compared to $50,100 for the nine months ended June 30, 2011.  During the fiscal 2012 period we generated cash from the sale of our securities of $33,000. During the fiscal 2011 period we generated cash from the sale of our securities of $50,100.

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

Recent accounting pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

During September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ("ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No.2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer, principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer, principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer, principal executive officer
32.2	Section 1350 certification of Chief Financial Officer, principal financial and accounting officer

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIS INC.

August 9, 2012	By:	/s/ Mark B. Lucky
Mark B. Lucky
CEO, President, principal executive officer

