Form 10-K
period 2012-09-30
VOIS Inc.
filed 2013-01-15
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Rd. #802, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(858) 461-0423

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $1,020,030 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  243,021,045 shares of common stock are issued and outstanding as of December 18, 2012.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Florida corporation.  All share and per share information herein gives retroactive effect to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009, a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009, and to the one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, a change in the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.  When used in this report, “fiscal 2012” means the year ended September 30, 2012 and "fiscal 2011" means the year ended September 30, 2011.

PART I

ITEM 1.             BUSINESS.

Overview

From our beginning in 2006, VOIS™ (pronounced “Voice”) was a social commerce website designed so that people could easily find and do business withbuyers and sellers of on-demand work or manufacturing around the world.

VOIS is an acronym which stands for Virtual Outsourcing Is Social.  We introduced the powerful business tool of outsourcing to the individual and small business owner on a worldwide scale for the first time.

In addition to our social commerce website business model, we had been actively seeking opportunities to develop cloud-based services and develop products and services that will generate additional revenue, as well as seeking potential opportunities to acquire or merge with other companies that have product offerings that complement our business activities.

On October 19, 2012, VOIS Inc. (i) closed a share exchange transaction, pursuant to which VOIS Inc. became the 100% parent of Mind Solutions, Inc., and (ii) assumed the operations of Mind Solutions, Inc.

 On October 19, 2012, we completed the acquisition of Mind Solutions, Inc. (“MSI”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among VOIS, MSI and Mind Solutions Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Mind Solutions Acquisition Corp. was merged into Mind Solutions, Inc., and Mind Solutions, Inc. became our wholly-owned subsidiary. The shareholder of Mind Solutions, Inc. was issued a total of 196,000,000 shares of our common stock in exchange for their Mind Solutions, Inc. shares. After the merger and transactions that occurred at the same time as the merger, there were 243,031,045 shares of our common stock outstanding, of which 196,000,000, approximately 81%, were held by the former shareholders of Mind Solutions, Inc.

We currently operate with a small staff in San Diego, California and outsource as much as possible to third parties, including our technology development team.  We direct and manage our product development and maintenance internally, while our outsourced team provides creative, development, and maintenance services as well as customer support functions.

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

We have only a limited operating history, did not generate any revenues in fiscal 2012 and have not operated profitably since inception.  There are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our social commerce website and since then we have reported only nominal revenues.  For fiscal 2012 our operating loss was $1,241,174 and we reported a net loss of $1,241,174.  During fiscal 2012 cash used in operations was approximately $33,609, and at September 30, 2012 we had a working capital deficit of $806,194 and an accumulated deficit of approximately $30,819,609.  For fiscal 2011 our operating loss was $686,518 and our net loss was $718,735.  During fiscal 2011 cash used in operations was approximately $52,902, and at September 30, 2011 we had a working capital deficit of $1,403,437 and an accumulated deficit of $29,578,435.  We did not generate any revenues in fiscal 2012.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On September 30, 2012, we had cash on hand of $58.  We will need to raise significant additional capital to fund the future growth of our company, including advertising and marketing, continued investment in growing our user base and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at September 30, 2012 and for the year then ended raises substantial doubts about our ability to continue as a going concern based on our losses since inception, available working capital and shareholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately two to three months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

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

At September 30, 2012 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $214,766. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our

Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment.On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion wasmade final when the Court issued its mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $214,766 in accrued interest and penalties.

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

Initially, our revenue model was an advertising based model.  In the first quarter of fiscal 2012 in connection with the launch of our new website we changed our revenue model to a primarily fee based revenue model, but we failed to generate any significant revenues under this new revenue model.  According, we intend to rely on various fees from the sale of services on our network.  Our ability to generate revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

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

Our common stock is currently quoted on the OTCQB, but trading in the securities is limited, and trading in these securities is, or could be, subject to the penny stock rules.

Currently, our common stock and certain of our warrants are quoted on the OTCQB.  The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop.  Additionally, securities which trade at less than $5.00 per share, such as our securities, are considered a “penny stock,” and subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements would severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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

ITEM 2.                 PROPERTIES.

We presently do not own or lease any property. We currently occupy space rent free in San Diego, California at the offices of our Chief Executive Officer.

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

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion wasmade final when the Court issued the mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $214,766 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At September 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $15,936 in accrued interest.

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

	High	Low
Fiscal 2011
October 1, 2010 - December 31, 2011	$1.01	$0.02
January 1, 2011 - March 31, 2011	$0.45	$0.25
April 1, 2011 - June 30, 2011	$0.45	$0.22
July 1, 2011 - September 30, 2011	$0.23	$0.15

Fiscal 2012
October 1, 2011 - December 31, 2011	$0.23	$0.08
January 1, 2012 - March 31, 2012	$0.13	$0.005
April 1, 2012 - June 30, 2012	$0.10	$0.05
July 1, 2012 - September 30, 2012	$0.099	$0.05

As of December 18, 2012 the last reported sale price of the common stock on OTC Bulletin Board was $0.078.  As of December 18, 2012 there were approximately 150 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On March 30, 2012 we issued 3,300,000 shares of restricted common stock at a per share price of $0.01, valued at $33,000 as payment on an outstanding payable. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 13, 2012 we issued 20,125,000 shares of restricted common stock at an average per share price of $0.0385, valued at $775,268, to four accredited investors.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 30, 2012 we issued 1,000,000 shares of restricted common stock at a per share price of $0.033, valued at $33,000 to an accredited investor for professional services rendered to the company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 13, 2012 we issued1,500,000 shares of restricted common stock at a per share price of $0.05, valued at $75,000, to two accredited investors for consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 24, 2012 we issued 4,000,000 shares of restricted common stock at a per share price of $0.035, valued at $140,000 to an accredited investor for professional services rendered to the company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were a social commerce website designed so that people could easily find and do business with buyers and sellers of on-demand work or manufacturing around the world. Our goal was to make doing business simple, using our online social networking platform.

We were a development stage company through fiscal 2012.  During fiscal 2008 and continuing through fiscal 2012 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2009, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2010.  We are incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers.

On October 19, 2012, VOIS Inc. (the “Company”, or "VOIS") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mind Solutions, Inc., a Nevada corporation ("MSI"), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which is a wholly-owned subsidiary of our company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of VOIS (the “Merger”)  The stockholders of MSI were issued a total of 196,000,000 shares of the Company's common stock in exchange for 100% of the outstanding shares of MSI.

Our business and operations are now the business and operations of MSI.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2012 we had a working capital deficit of $806,194 and an accumulated deficit of $30,819,609.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Year ended September 30, 2012

During the years ended September 30, 2012 and 2011we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

Selling, general and administrative expense. For the year ended September 30, 2012, selling, general and administrative expenses decreased approximately 36.8% as compared to the year ended September 30, 2011.  For the year ended September 30, 2012 and 2011 general and administrative expenses consisted of the following:

	2012	2011

Consulting	$ 554,100	$ 393,290
Employee compensation	-	132,750
Professional fees	210,223	98,198
Product development	-	9,617
Depreciation and amortization	4,082	51,711
Other	8,414	952
Finance expense	428,981	-
	$ 1,205,800	$ 686,518

•	For the year ended September 30, 2012, consulting expense increased to $554,100 as compared to $393,290, primarily as a result of a limited use of consultants versus the prior year.

•	For the year ended September 30, 2012, we employee compensation and accrued no salaries and issued no common stock options for employees, as compared to accrued salaries and related expenses of $132,750 in the prior year.

•	For the year ended September 30, 2012, professional fee expense increased to $210,223 as compared to $98,198. Professional fee expense increased primarily due to increased legal fees from on-going litigation and other general business activity, as compared to the prior year.

•	For the year ended September 30, 2012, product development expense amounted to $0 as compared to $9,617 for the year ended September 30, 2011. The decreasewas due to limited resources for product development activities.

•	For the year ended September 30, 2012, depreciation and amortization expense amounted to $4,082 as compared to $51,711 for the year ended September 30, 2011, a decrease of $47,629, or 92%. The decrease is due primarily to capitalized web development costs which were fully amortized during fiscal 2011.

•

For the year ended September 30, 2012, Other expense which includes repairs and maintenance, postage, dues and subscriptions, supplies, and the write off of other assets, amounted to $8,414 as compared to

$952 for the year ended September 30, 2011.

•	For the year ended September 30, 2012, finance expense from the loss on conversion of debt, amounted to $428,981 as compared to $0 for the year ended September 30, 2011.
11

Interest expense. For the year ended September 30, 2012, interest expense increased to $35,374 as compared to $32,217 for the year ended September 30, 2011.  The increase was due to additional interest expense incurred related to the amount owed on legal judgments which occurred during fiscal 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2012 and September 30, 2011:

	September 30,	September 30,	$	%
	2012	2011	Change	Change

Working Capital	$ (806,195)	$ (1,403,437)	$ 597,242	(42.6)%
Cash	58	667	(609)	(91.3)%
Total current assets	58	667	(609)	(91.3)%
Total assets	3,461	14,237	(10,766)	(75.7)%
Accounts payable and accrued liabilities	446,487	1,073,338	(626,851)	(58.4)%
Notes payable and accrued interest	359,766	330,766	29,000	8.8%
Total current liabilities	806,252	1,404,104	(597,851)	(42.6)%
Total liabilities	806,252	1,404,104	(597,851)	(42.6)%

At September 30, 2012 our working capital deficit decreased as compared to September 30, 2011 primarily as a result of a increase in current liabilities of $597,851, offset by a decrease in cash resulting from operational losses.

Operating activities

Net cash used for continuing operating activities during fiscal 2012 was $33,609 as compared to $52,902 for fiscal 2011. Non-cash items totaling approximately $1,019,982 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$591,000 representing the value of shares issued to consultants and officers,
•	an increase in accrued interest payable of $29,000
•	a decrease in accounts payable and accrued liabilities of $577,398, and
•	$4,083 of depreciation and amortization, which included approximately $2,668 in amortization of web development costs.
•	$6,084 in the write down of certain assets.

Net cash used for continuing operating activities during fiscal 2011 was $52,902. Non-cash items totaling approximately $665,833 contributing to the net cash used in continuing operating activities for fiscal 2011 include:

•	$36,750 representing the value of shares issued to officers and employees,
•	an increase in accrued interest payable of $36,967

•	an increase in accounts payable and accrued liabilities of $540,405, and
•	$51,711 of depreciation and amortization, which included approximately $47,137 in amortization of web development costs.

Investing activities

Net cash used in investing activities was $0 for both fiscal 2012 and 2011.

Financing activities

Net cash provided by financing activities was $33,000 during fiscal 2012 as compared to $50,100 for fiscal 2011. During the fiscal 2012 period we generated $33,000 from the sale of our common stock.

During the fiscal 2011 period we generated $50,100 from the sale of 800,000 shares of our common stock.

Critical Accounting Policies

Website Development Costs

We account for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. As of September 30, 2012, we have capitalized certain internal use software and website development costs amounting to approximately $507,560. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

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

Our financial statements are contained in pages F-1 through F-19, which appear at the end of this annual report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2012 our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Kerry Driscoll	43	Chairman of the Board, Chief Executive Officer and principal accounting officer

Biographical Information

Kerry Driscoll.Mr. Driscoll has been a member of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer since October 2012. Mr. Driscoll graduated from USC where he received his B.S. in Business Administration through the Entrepreneur Program from the University of Southern California.  Mr. Driscoll has been involved with many start-ups since receiving his degree in 1991. Since 1997 he has been a principal at Driscoll & Associates Insurance Services, Inc. and started with the company in 1997.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 3525 Del Mar Heights Rd, #802, San Diego, CA 92130, Attention: Corporate Secretary.

Committees of the Board of Directors

We do not have any committees of the Board, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any other committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees at this time would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our early stage of operations, we do not anticipate that any of our stockholders will make such a recommendation until at such time as we have begun to implement our business model and are generating revenues, if then. Even then, we do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company and current lack of directors and officers’ insurance coverage. As set forth above, in the future we expect to expand our Board to include independent directors. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Mr. Driscoll is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Scientific Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This Board is led by Dr. Gordon Chiu. Dr. Chiu has more than 15 years of combined domestic and international experience in biomedical, chemical, cosmetic, medical and technology industries. He has been invited to serve on the board of public and private companies and to provide vital advice to the board while increasing overall shareholder value. Dr. Chiu's background and broad experience has allowed him to act as an advisor in areas of Alzheimer research, breast cancer research, dermatology, drug addictions research, green technology and antimicrobial research. Dr. Chiu has worked as a research scientist for both Pfizer (NYSE: PFE) and Merck & Co. Inc. (NYSE: MRK). He graduated with a B.S. degree from Rensselaer Polytechnic Institute with a summa cum laude. He graduated with an M.S. degree from Seton Hall University. Additionally, Dr. Chiu was accepted as an MD/PhD candidate under the National Institutes of Health's Medical Scientist Training Program for four years at the Mount Sinai School of Medicine where he also researched, developed, consulted and advised the Department of Dermatology's Dr. Huachen Wei in skin cancer research. Seeing the opportunity to impact foreign policies in healthcare, he transferred his credentials to University of Bridgeport School of Naturopathic Medicine to receive his doctorate in naturopathic medicine. With this unique background, he has been chosen to serve in an advisory role in the identification of low cost Technologies (i.e. non-invasive diagnostic equipment) for emerging countries. His years of continuous involvement has created deep relationships within the scientific, business, and medical communities.

Additional members of The Company’s Medical Advisory Board include:

Dr. Richard Thatcher, Dr. Larry Reid and former vice president of Warner Bros. Music - Doug Franks.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of theSecurities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2012.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

SUMMARY COMPENSATION TABLE
Non-
							Nonequity	qualified	All
							incentive	deferred	other
					Stock	Option	plan	Compen-	compen- sation
Name and principal		Salary	Bonus	Awards	Awards	compen-	earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Marginson[1]	2012	—	—	—	—	—	—	—	—
	2011	48,000	—	—	—	—	—	—	48,000
Mark Lucky[2]	2012	—	—	—	129,000	—	—	—	129,000
	2011	—	—	—	—	—	—	—	—

1	Mr. Marginson served as our Chief Executive Officer from March, 2010 to October 2011.

Employment Agreements and narrative regarding executive compensation

How Mr. Marginson‘s compensation is determined

Mr.Marginson, who served as our CEO from March 2010 to October 2011, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Marginson’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Marginson’s compensation.  Mr. Marginson’s compensation excludes option grants he received as a member of the Board of Directors.

How Mr. Lucky’s compensation was determined

Mr.Lucky, who served as CEO and CFO from October, 2011 to October , 2012, and also served as a member of our board of directors, and as our CFO from November, 2009 to September 2010, was not a party to an employment agreement with our company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation.  Mr. Lucky’s compensation excluded option grants he received as a member of the Board of Directors.

In addition, following his resignation as an officer and director of our company in October 2012, Mr. Lucky continues to provide consulting services to us related to finance and accounting services.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2012:

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf The following table provides information concerning the compensation of our directors for their services as a member of our Board of Directors for fiscal 2012.  Executive officers do not receive compensation for their services as Board members and, accordingly, are not listed in the following table.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hal Compton Sr.	—	—	—	—	—	—	—
Sam Crowley	—	—	—	—	—	—	—
Oliver McGonigle	—	—	—	—	—	—	—
James Thomas	—	—	—	—	—	—	—
William Marginson	—	—	—	—	—	—	—
John Signorello	—	—	—	—	—	—	—
Mark Lucky	—	—	—	—	—	—	—

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2012, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse split in November, 2010) and 12,717 shares remain available for issuance under the 2002 Plan.  At September 30, 2012 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2010, and then down to 750,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2012, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2012 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

At November 22, 2012 we had 241,531,098 shares of common stock issued and outstanding.  The following table sets forth information known to us as of November 22, 2012 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 3525 Del Mar Heights Rd. #802, San Diego, Ca. 92130.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount of
	Beneficial	% of
Name of Beneficial Owner	Ownership	Class
Kerry Driscoll(1)	196,000,000	80.7%
All officers and directors as a group	196,000,000	80.7%

	196,000,000	80.7%

(1)	Mr. Driscoll is the Chairman of our Board of Directors. The number of shares beneficially owned by Mr. Driscoll includes:
	•	196,000,000 shares of our common stock owned beneficially and of record by Mr. Driscoll.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	-	n/a	n/a

Plans not approved by shareholders:
2002 Stock Option Plan	-	$-	2,774,966
2007 Equity Compensation Plan	-	$-	718,750
2009 Equity Compensation Plan	191,667	$1.07	2,142,179

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

VOIS Inc.

January 15, 2013	By: /s/ Mark B. Lucky
Mark B. Lucky, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman	January 15, 2013
John R. Signorello

/s/ Mark B. Lucky	Chief Executive Officer, Director and principal accounting officer	January 15, 2013
Mark B. Lucky

/s/ Hal Compton, Sr.	Director	January 15, 2013
Hal Compton, Sr.

/s/ William Marginson	Director	January 15, 2013
William Marginson

Our financial statements, together with the report of auditors, are as follows
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEET AS OF SEPTEMBER 30, 2012 AND 2011	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011	F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE
YEARS ENDED SEPTEMBER 30, 2012 AND 2011	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED	F-7
SEPTEMBER 30, 2012 AND 2011

NOTES TO THE FINANCIAL STATEMENTS	F-9 - F-19

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

VOIS, Inc.

I have audited the accompanying balance sheets of VOIS, Inc. as of September 30, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS, Inc. as of September 30, 2012 and the results of its operations and its cash flows for the year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

December 28, 2012

VOIS INC.
BALANCE SHEETS
(A Development Stage Company)

Assets:	September 30,
Current Assets	2012	2011
Cash	$58	$667
Total Current Assets	58	667
Property and equipment, net	3,403	4,818
Website Development, net	—	2,668
Other Assets	—	6,084
Total Assets	$3,461	$14,237
Liabilities:
Current Liabilities
Accounts Payable & Accrued Expenses	$442,986	$1,073,338
Accounts Payable- Related Parties	3,500	—
Notes Payable & Accrued Interest	359,766	330,766
Total Current Liabilities	806,252	1,404,104
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares
authorized,none issued and outstanding	—	—
Common stock, $ .001 par value; 100,000,000 shares
authorized, 47,031,045 and 17,106,045 shares issued and
outstanding at September 30, 2012 and 2011, respectively	47,032	17,107
Additional Paid in Capital	29,969,786	28,171,461
Deficit Accumulated During the Development Stage	(29,578,435)	(29,578,435)
Total Stockholders' Deficit	438,383	(1,389,867)
Total Liabilities and Stockholders' Deficit	$1,244,635	$14,237

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

			Cumulative,
			May 19, 2000
			(Inception) to
	September 30,		Year Ended September 30,
	2012	2011	2012
Revenues	$—	$—	$36,139
Costs of services	—	—	—
Gross margin	—	—	36,139
Operating Expenses:
Selling, and general and administrative	1,205,800	686,518	26,953,652
Operating expenses	1,205,800	686,518	26,953,652
Operating (loss)	(1,205,800)	(686,518)	(26,917,513)
Other (income) expense:
Interest income	—	—	(4,572)
Loss on investment in A.D. Parma	—	—	125,000
Interest expense	35,374	32,217	707,883
Interest expense- related party	—	—	13,391
	35,374	32,217	841,702
Loss from continuing operations	(1,241,174)	(718,735)	(27,759,215)
Loss from discontinued operations	—	—	(3,060,394)
Net loss	$(1,241,174)	$(718,735)	$(30,819,609)
Loss per share, basic and diluted	$(0.06)	$(0.04)
Weighted average shares outstanding	21,614,351	16,161,250

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(A Development Stage Company)

						Deficit
						Accumulated
			Stock	Additional		During
	Common	Stock	Subscription	Paid in	Deferred	Development
	Shares	Amount	Receivable	Capital	Compensation	Stage	Total
Balance January 1, 2000	-	$ -	$ -	$ -	-	$ -	$ -
Shares issued to founders	173,334	173	(26,000)	25,827	-	-	-
Fair value of purchase
rights issued to private placement	-	-	-	14,700	-	-	14,700
Net loss	-	-	-	-		(79,157)	(79,157)
Balance December 31, 2000	173,334	173	(26,000)	40,527	-	(79,157)	(64,457)
Payments of stock subscriptions	-	-	26,000	-	-	-	26,000
Exercise of stock rights
by note holders	2,433	3	-	3,648	-	-	3,651
Shares issued for services	1,334	1	-	199	-	-	200
Shares issued pursuant to
private placements	28,680	29	-	2,150,971	-	-	2,151,000
Fees associated with issuance
of stock	-	-	-	(537,491)	-	-	(537,491)
Fair market value of purchase rights
issued in private placement	-	-	-	251,288	-	-	251,288
Net loss	-	-	-	-	-	(1,151,807)	(1,151,807)
Balance December 31, 2001	205,781	206	-	1,909,142	-	(1,230,964)	678,384
Exercise of stock rights by
note holders	766	1	-	1,149	-	-	1,150
Shares issued for services	1,174	1	-	108,349	-	-	108,350
Net loss	-	-	-	-	-	(1,147,650)	(1,147,650)
Balance December 31, 2002	207,721	208	-	2,018,640	-	(2,378,614)	(359,766)
Shares issued pursuant to
private placements	2,732	2	-	92,184	-	-	92,186
Exercise of stock option	800	1	-	29,999	-	-	30,000
Conversion of note payable into
common stock	667	1	-	24,999	-	-	25,000
Shares issued for services	734	1	-	23,749	-	-	23,750
Compensatory element
stock option grants	-	-	-	211,650	-	-	211,650
Compensatory element
stock purchase rights	-	-	-	85,500	-	-	85,500
Net loss	-	-	-	-	-	(883,983)	(883,983)
Balance December 31, 2003	212,654	213	-	2,486,721	-	(3,262,597)	(775,663)
Exercise of stock option	2,333	2	-	348	-	-	350
Shares issued pursuant to					-
private placements	3,667	4	-	54,996	-	-	55,000
Shares issued for payment					-
of royalties	667	1	-	4,999	-	-	5,000
Net income	-	-	-	-	-	2,363	2,363
Balance December 31, 2004	219,321	220	-	2,547,064	-	(3,260,234)	(712,950)
Compensatory element
stock option grants	-	-	-	4,860	-	-	4,860
Exercise of stock purchase rights	400	-	-	300	-	-	300
Net Loss	-	-	-	-	-	(259,035)	(259,035)
Balance December 31, 2005	219,721	220	-	2,552,224	-	(3,519,269)	(966,825)
Shares issued pursuant to
private placements	2,500,022	2,500	-	437,550	-	-	440,050
Exercise of stock purchase rights	733	1	-	549	-	-	550
Compensatory element
stock option grants	-	-	-	24,766	-		24,766
Compensatory element
stock purchase rights	-	-	-	23,561	-	-	23,561
Net loss	-	-	-	-	-	(225,194)	(225,194)
Balance December 31, 2006	2,720,476	$ 2,721	$ -	$ 3,038,650	$ -	$ (3,744,463)	$ (703,092)

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(A Development Stage Company)
						Deficit
						Accumulated
			Stock	Additional		During
	Common	Stock	Subscription	Paid in	Deferred	Development
	Shares	Amount	Receivable	Capital	Compensation	Stage	Total
Compensatory element
stock option grants	-	$ -	$ -	$ 2,669,569	$ -	$ -	$ 2,669,569
Exercise of stock purchase rights	4,001	3	-	2,998	-	-	3,001
Fair value rights issued pursuant
to notes payable	-	-	-	46,438	-	-	46,438
Fair value rights issued pursuant
to notes payable to related party	-	-	-	28,892	-	-	28,892
Net loss	-	-	-	-	-	(3,710,507)	(3,710,507)
Balance September 30, 2007	2,724,477	2,724	-	5,786,547	-	(7,454,970)	(1,665,699)
Exercise of stock option	3,300	4	-	34,648	-	-	34,652
Shares issued pursuant to
private placements	518,782	519	-	1,689,265	-	-	1,689,784
Stock issued for
extinguishment of debt	124,497	124	-	809,107	-	-	809,231
Compensatory element
stock option grants	-	-	-	2,695,680	-	-	2,695,680
Exercise of stock purchase rights	100	-	-	75	-	-	75
Fair value rights issued
pursuant to notes payable	-	-	-	11,230	-	-	11,230
Fair value rights issued pursuant
to notes payable to related party	-	-	-	6,991	-	-	6,991
Fair value of shares issued
for services	44,737	45	-	416,244	(68,613)		347,676
Net loss	-	-	-	-	-	(4,234,477)	(4,234,477)
Balance September 30, 2008	3,415,893	3,416	-	11,449,787	(68,613)	(11,689,447)	(304,857)
Shares issued pursuant to
private placements	190,000	190	-	75,810	-	-	76,000
Shares issued for extinguishment
of officer loans	511,250	511	-	203,989	-	-	204,500
Fair value of shares
issued for services	25,498	25	-	55,975	-	-	56,000
Forgiveness of executive
compensation	-	-	-	630,848	68,613	-	699,461
Compensatory element
stock option grants	-	-	-	296,913	-	-	296,913
Net loss	-	-	-	-	-	(1,064,246)	(1,064,246)
Balance September 30, 2009	4,142,641	$ 4,142	-	$12,713,322	-	(12,753,693)	(36,229)
Fair value of shares
issued for services	1,313,334	$ 1,313	-	$ 2,236,687	-	-	2,238,000
Compensatory element
stock option grants	-	-	-	1,232,688	-	-	1,232,688
Issuance of common shares
in lieu of compensation	7,051,000	7,053	-	11,773,569	-	-	11,780,622
Shares issued pursuant to
private placements	800,000	800	-	47,200	-	-	48,000
Exercise of common stock options	114,070	114	-	84,830	-	-	84,944
Net Loss	-	-	-	-	-	(16,106,007)	(16,106,007)
Balance September 30, 2010	13,421,045	13,422	-	28,088,296	-	(28,859,700)	(757,982)
Issuance of shares in
lieu of compensation	175,000	175	-	36,575	-	-	36,750
Shares issued pursuant to
private placement	3,510,000	3,510	-	46,590	-	-	50,100
Net loss	-	-	-	-	-	(718,735)	(718,735)
Balance September 30, 2011	17,106,045	17,107	-	28,171,461	-	(29,578,435)	(1,389,867)
Shares issued for services	6,500,000	6,500	-	584,500	-	-	591,000
Shares issued for debt reduction	23,425,000	23,425	-	1,213,825	-	-	1,237,250
Net loss	-	-	-	-	-	(1,241,174)	(1,241,174)
Balance September 30, 2012	47,031,045	$47,032	$ -	$29,969,786	$ -	$ (30,819,609)	$ (802,791)

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Cumulative,
			May 19, 2000
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (1,241,174)	$ (718,735)	$ (30,819,609)
Loss from discontinued operation	-	-	(3,060,394)
Loss from continuing operation	(1,241,174)	(718,735)	(27,759,215)
Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	-	36,750	19,879,560
Fair value of rights issued
pursuant to notes	-	-	117,112
Shares Issued for services	591,000	-	2,668,838
Gain on extinguishing of debt	-	-	1,711
Amortization of deferred financing costs	-	-	16,693
Loss on investment in A.D. Parma	-	-	125,000
Depreciation	1,415	4,574	30,173
Amortization	2,668	47,137	507,560
Amortization of deferred compensation	-	-	1,507,138
Changes in Operating Assets and Liabilities:
Other Asset	6,084	-	3,403
Accrued interest	29,000	36,967	248,544
Accrued interest- related party	-	-	5,474
Accounts payable and accrued expenses	577,398	540,405	446,486
Total adjustments to loss
from continuing operations	(33,609)	665,833	25,557,692
Net cash flows from continuing
operating activities	(33,609)	(52,902)	(2,201,523)
Net operational cash flows
from discontinued operations	-	-	(2,088,117)
Net cash used by operating activities	(33,609)	(52,902)	(4,289,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in A.D. Parma	-	-	(125,000)
Website development costs	-	-	(507,560)
Capital expenditures	-	-	(108,477)
Acquisition intangible and other assets	-	-	(8,197)
Net Cash Used by Investing Activities	$ -	$ -	$ (749,234)

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
			Cumulative,
			May 19, 2000
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	$ 33,000	$ -	$ 1,012,519
Repayment of notes payable	-	-	(438,769)
Exercise of options	-	-	119,595
Repayment from notes
payable- related party	-	-	38,500
Issuance of notes receivable-related party	-	-	(38,500)
Proceeds from sale of royalty agreement	-	-	50,000
Equipment loans	-	-	(32,481)
Advance from executive officers	-	-	204,500
Payments of financing costs	-	-	(182,140)
Proceeds from issuance of
shares of common stock	-	50,100	4,632,688
Offering costs and fees	-	-	(326,980)
Net Cash Provided by Financing Activities	33,000	50,100	5,038,932

Net (Decrease) Increase in Cash	(609)	(2,802)	58
Cash at Beginning of Period	667	3,469	-
Cash at End of Period	$ 58	$ 667	$ 58

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares pursuant to conversion
of advances from executive officers	$ -	$ -	$ 204,500

Forfeiture of executive compensation	$ -	$ -	$ 630,848

Fair value of shares issued to satisfy
notes payable and accrued interest	$ -	$ -	$ 834,231

Deferred financing and offering costs	$ -	$ -	$ 49,689

Deferred compensation	$ -	$ -	$ (274,450)

Equipment financed	$ -	$ -	$ 34,120

Issuance of common stock in payment
of non related party debt	$ 1,204,250	$ -	$ 1,204,250

The accompanying notes are an integral part of these financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 - PLAN OF ORGANIZATION

Organization, Presentation of Financial Statements, and Going Concern

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000; its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the Company name was changed to MedStrong International Corporation. On March 30, 2007, the Company’s name was changed to VOIS Inc.

Through September 30, 2012, the Company was in the development stage; it has not conducted any significant operations, generating only minimal revenues. The Company has incurred losses since inception aggregating $30,047,627 and has a stockholders’ deficit of $802,791 at September 30, 2012.  These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal Business Activity

On January 31, 2007, our Board of Directors approved an agreement to acquire certain assets from Vois Networking, Inc. (a privately held, Florida corporation) controlled by two of our former directors and officers. We purchased fixed assets in the form of furniture, fixtures and equipment as well as certain intangible assets. The Company’s operations are located in San Diego, California. The Company develops and markets an internet social networking site.

Basis of Presentation

On July 8, 2009, the Company authorized a one hundred for one (100:1) forward stock split of its common stock, and also changed the par value from $0.001 per share to $0.00001 per share. On November 23, 2010, the Company authorized a one for two hundred (1:200) reverse stock split of its common stock and changed the par value from $0.00001 per share to $0.001 per share. All share and per shared information herein gives effect to both the forward stock split of one hundred for one (100:1) and the reverse stock split of one for two hundred (1:200).

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

September 30, 2012

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheets at cost, which approximates fair value. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Risks

The Company is subject to concentrations of credit risk primarily from cash.  At September 30, 2012, the FDIC insured deposits up to $250,000.  At September 30, 2012, the Company’s bank balances did not exceed the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

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

Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC Topic 730, Research and Development, FASB ASC Topic 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC Topic 350-50, Website Development Costs. As of September 30, 2012, the Company has capitalized certain internal use software and website development costs amounting to approximately $508,000. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over two years.

Income Taxes

The Company adopted FASB ASC Topic 740, Income Taxes, at its inception. Under FASB ASC Topic 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

Share-based Payment

We record share based payments under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107,”. SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

The following securities have been excluded from the calculation of diluted earnings (loss) per share, as their effect would be anti-dilutive.

	September 30,
	2012	2011
Stock Options:	191,667	266,667
Warrants:	—	—
Rights Issued to Note Holders:	7,934	7,934
Total	199,601	274,601

Advertising Costs

The Company expenses advertising costs as incurred. The Company had had no advertising costs for the years ended September 30, 2012 and 2011, respectively .

Accounting Pronouncements Recently Adopted

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan (September 2011). The amendments in this Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Upon adoption, the Company will provide the additional disclosures required by this amendment.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (September 2011).  Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (June 2011). The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company will adopt the two-statement approach.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFSs (May 2011). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendment is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of this amendment.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 - SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Recently Adopted (continued)

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations: Disclosure for Supplementary Pro Forma Information for Business Combinations. If a public entity presents financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It requires expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will evaluate the impact of this update on future acquisitions as they occur.

NOTE 3 - GOING CONCERN

The Company has generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. The Company has experienced losses and negative cash flows from operations since inception, and at September 30, 2012, had a working capital deficit of $806,194 and an accumulated deficit of $30,819,609.   There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

NOTE 4 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,
	2012	2011
Website development costs	$507,560	$507,560
Less: accumulated amortization	(507,560)	(504,892)
Website development costs, net	$-	$2,668

Amortization expense of the website development costs totaled $2,668 and $47,137 during the fiscal years ended September 30, 2012 and 2011, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment are comprised of the following:

	September 30, 2012	September 30, 2011
Continuing Operations
Computer equipment	$14,563	$14,563
Furniture and fixtures	9,388	9,388
Leasehold improvements	5,586	5,586
Equipment	4,043	4,043
	33,580	33,580
Accumulated depreciation	(30,177)	(28,762)
Property and equipment, net	$3,403	$4,818

Depreciation expense of the property and equipment amounted to $1,415 and $4,574 during the fiscal years ended September 30, 2012 and 2011, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2012	September 30, 2011
Trade payables and accrued expenses	$442,986	$977,338
Related Party accounts payable	3,500	-
Accrued compensation and related benefits	-	96,000
Total	$446,486	$1,073,338

NOTE 7 - NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2012	September 30, 2011
Principal	$145,000	$145,000
Interest and Penalty	214,766	185,766
Total	$359,766	$330,766

The $145,000 in notes payable, bear an interest of 20% per annum, which includes a 5% penalty component, were due, as extended, on dates ranging from June 23, 2004 to December 31, 2004. The Company owed $214,766 and $185,766 in accrued interest and penalty at September 30, 2012 and 2011, respectively. The notes payable are unsecured and currently in default.  On July 19, 2010, plaintiffs, Edward and Michael Spindel filed a motion for summary judgment on the notes.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees were also awarded in the amount of $172,304.  On December 6, 2010 we filed an appeal to the judgment and will continue to aggressively defend the counterclaims based on the promissory notes, and believe strongly in the merits of our defenses.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Iceweb Storage Corporation’s chief operating officer is Mark Lucky. He is also the CEO of the Company. The related party accounts payable balances at September 30, 2012 and 2011 were $3,500 and $0.

Related Party Debt Converted

During the year ended September 30, 2012, the Company was advanced a total of $36,500 from Iceweb Storage Corporation, a related party. In March of 2012, Iceweb Storage Corporation agreed to convert $33,000 of debt in return for 3,300,000 common shares.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 - CAPITAL STOCK

During the year ended September 30, 2012, the Company issued 23,425,000 shares of common stock for the reduction of $33,000 in related party debt and $775,268 in non-related party debt. The Company valued the shares issued at the closing market price on the date of issuance. This resulted in a finance expense of $428,982. The Company also issued 1,500,000 shares to consultants and 5,000,000 shares to legal council’s for services rendered. Based on the closing stock price on the date of issuance, the Company recorded a stock for services expense of $591,000.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  This Plan terminated in August, 2012 and as of September 30, 2012 there were no options and stock rights available for issuance under the 2002 Plan.

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2012, options and stock rights covering an aggregate of 0 shares of our common stock have been granted and 1,500,000 shares remain available for issuance under the 2007 Plan.  At September 30, 2012 we have outstanding options to purchase an aggregate of 0 shares of our common stock. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 - CAPITAL STOCK (Continued)

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 - CAPITAL STOCK (Continued)

The Company had no compensation cost for options amounts during the fiscal years ended September 30, 2012 and 2011, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at September 30, 2012 or 2011.

A summary of stock option activity during 2012 and 2011 of the Company’s stock option plans is as follows:

	Year ended September 30, 2012			Year ended September 30, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	266,667	$ 0.97	-	1,937,346	$ 3.50	-

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(75,000)	0.70	-	(1,670,679)	3.70	-

Balance at end of year	191,667	1.08	-	266,667	0.97	-

Options exercisable at end of year	191,667	$ 1.08	-	266,667	$ 0.97	-

Weighted average fair value of
options granted during year		-			-

The following table summarizes information about employee stock options outstanding at September 30, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September,	Contractual	Exercise	September 30,	Exercise
Price ($)	2012	Life	Price ($)	2012	Price ($)

0.70	75,000	2.40 years	.070	75,000	0.70
1.32	116,667	2.13 years	1.32	116,667	1.32
	191,667			191,667	1.08

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 - CAPITAL STOCK (Continued)

The following activity occurred under the Company’s plans:

	September 30,	September 30,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$-

NOTE 10 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2012 and 2011 are as follows:

	2012	2011
Current	$—	$—
Deferred	—	—
Total	$—	$—

A reconsolidation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2012	2011
Tax at US Statutory Rate	34.0%	34.0%
State tax rate, net of federal benefits	3.5	3.5
Permanent difference	(1.9)	(1.9)
Changes in valuation allowance	(35.6)%	(35.6)%
Effective tax note	0.0%	0.0%

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2012 and 2011:

	September 30,
Deferred tax assets - non current	2012	2011

NOL carryover	$ 2,281,000	$ 2,270,000
less valuation allowance	(2,281,000)	(2,270,000)

Deferred tax assets, net of valuation allowance	$ -	$ -

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 10 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended September 30, 2012 and 2011 due to the following:

	2012	2011

Book income	$ (1,241,000)	$ (718,000)
Other nondeductible expenses	1,019,982	505,000
Valuation allowance	221,018	213,000
	$ -	$ -

At September 30, 2012, the Company had net operating loss carryforwards of approximately $2,281,000 that may be offset against future taxable income from the year 2013 to 2032. No tax benefit has been reported in the September 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 11 – COMMITMENTS

During fiscal 2012, we terminated our office lease and have no future rent commitments at September 30, 2012. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space. At September 30, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $3,187 in accrued interest.

The commitments over the next three years are as follows:

Year	Commitments
2012	$—
2013	$—
2014	$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 12 – SUBSEQUENT EVENTS

On October 19, 2012, VOIS Inc. (the “Company”, or "VOIS") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mind Solutions, Inc., a Nevada corporation ("MSI"), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which is a wholly-owned subsidiary of our company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of VOIS (the “Merger”)  The stockholders of MSI were issued a total of 196,000,000 shares of the Company's common stock in exchange for 100% of the outstanding shares of MSI.

Following the Merger, there are now 243,021,045 shares of the Company’s common stock outstanding, of which 196,000,000, approximately 81%, are held by the former shareholders of MSI.

All of the MSI’s stockholders were accredited investors. These issuances were made in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act. The transaction was accounted for as a reverse merger and recapitalization of MSI whereby MSI is considered the acquirer for accounting purposes.

Upon the closing of the Merger, our sole officer and director resigned and simultaneously with the Merger Mr. Kerry Driscoll was appointed our sole officer and director.

Our business and operations are now the business and operations of MSI.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of MIS and certain assets of VOIS occurred at September 30, 2012.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

VOIS, INC.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The following unaudited Pro Forma Combined Balance Sheet is derived from the balance sheets of VOIS, Inc. and Mind Solutions, Inc. as of September 30, 2012. The unaudited Pro Forma Combined Balance Sheet reflects the merger between VOIS and Mind Solutions, Inc. and assumes that such acquisition was consummated as of September 30, 2012. The following unaudited Pro Forma Combined Statements of Operations, derived from the Statements of Operations of VOIS, Inc. and Mind Solutions, Inc. for the year ended September 30, 2012, give effect to the merger as if it has occurred at September 30, 2012. The unaudited Pro Forma Combined Financial Statements account for the merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to VOIS, Inc. issuing securities to Mind Solutions, Inc. in exchange for the net monetary liabilities of Mind Solutions, Inc., accompanied by a recapitalization and, as a result, no goodwill relating to the merger will be recorded in the unaudited Pro Forma Combined Financial Statements.

The unaudited Pro Forma Combined Balance Sheet and Statements of Operations should be read in conjunction with the financial statements of VOIS, Inc. included in the Form 10-K filing. The unaudited Pro Forma Combined Statements of Operations do not purport to represent what the results of operations would actually have been if the merger had occurred on the dated indicated or to project the results of operations from any future period or date. The pro forma adjustments, as described in the accompany data, are based on available information and the assumptions are set forth in the notes thereto, which management believes are reasonable.

27

VOIS, Inc.
UNAUDITED PRO FORMA COMBINED BALANCE SHEET
SEPTEMBER 30, 2012
		Mind	Pro Forma	Pro Forma
	Vios, Inc.	Solutions, Inc.	Adjustments	Combined

Asset

Current Assets

Cash	$ 58	$ 311	$ -	$ 369

Total current assets	58	311	-	369

Property and equipment, net	3,403	4,907	-	8,310
Investments	-	930,000	-	930,000
Advances to related parties	-	490		490

Total assets	$ 3,461	$ 935,708	$ -	$ 939,169

Liabilities

Current liabilities

Accounts payable and accrued expenses	$ 442,986	$ 372	$ -	$ 443,358
Accounts payable - related parties	3,500	-	-	3,500
Due to parent company	-	111,610	-	111,610
Notes payable and accrues interest	359,766	248,433	-	608,199

Total current liabilities	806,252	360,415	-	1,166,667

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value; 10,000,000
shares authorized, none issued	-	-	-	-

Common stock, $ .001 par value; 100,000,000
shares authorized, 47,031,045 issued
and outstanding	47,032		196,000	243,032

Common stock, $ .001 par value; 10,000,000
shares authorized, 10,000,000 issued
and outstanding		100	(100)	-

Stock subscription receivable	-	71,000	(71,000)	-

Additional paid-in capital	29,969,786	930,000	(124,900)	30,774,886

Deficit accumulated during
development stage	(30,819,609)	(425,807)	-	(31,245,416)

Total stockholders' equity (deficit)	(802,791)	575,293	-	(227,498)

Total liabilities and stockholders'
equity (deficit)	$ 3,461	$ 935,708	$ -	$ 939,169

The accompanying notes are an integral part of these pro forma financial statements.

28

VIOS, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2012

		Mind	Pro Forma	Pro Forma
	Vios, Inc.	Solutions, Inc.	Adjustments	Combined

Revenues	$ -	$ -	$ -	$ -

Cost of services	-	-	-	-

Gross margin	-	-	-	-

Operating expenses

Selling, general and administrative	1,205,800	172,424	-	1,378,224

Total operating expenses	1,205,800	172,424	-	1,378,224

Operating loss	(1,205,800)	(172,424)	-	(1,378,224)

Other expense

Interest expense	35,374	-	-	35,374

Total other expense	35,374	-	-	35,374

Net loss	$ (1,241,174)	$ (172,424)	$ -	$ (1,413,598)

Loss per share basic and diluted				$ (0.06)

Weighted average shares outstanding				22,245,703

The accompanying notes are an integral part of these pro forma financial statements.

29

VOIS, INC.

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The Unaudited Pro Forma Combined Financial Statements give effect to the following adjustments:

(a.) In October of 2012, VOIS Inc acquired all the outstanding shares of Mind Solutions Inc. pursuant to the merger agreement. The shares of Mind Solutions, Inc were cancelled upon the execution of the agreement.

(b.) At September 30, 2012, Mind Solutions Inc. had a stock subscription payable balance of $71,000 which was related to the future execution of the merger with VOIS. The stock subscription payable of $71,000 was eliminated by the issuance of 196,000,000 shares in VOIS pursuant to the merger agreement.

(c.) Effective October 18, 2012, VOIS Inc. and Mind Solutions, Inc. completed the merger agreement as where Mind Solutions, Inc. became a wholly-owned subsidiary of VOIS. The shareholders of Mind Solutions, Inc. were issued a total of 196,000,000 shares of VOIS, Inc. common stock in exchange for their shares.

30