Form 10-K/A
period 2012-09-30
VOIS Inc.
filed 2013-01-24
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

☒ Yes ☐ No

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

EXPLANATORY NOTE

VOIS Inc. is filing this Amendment No. 2 to our Form 10-K Amendment No. 1, as filed with the U.S. Securities and Exchange Commission on January 16, 2013, to revise Item 1, Item 5, Item 7, Item 8, Item 11 and Item 14.

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

 On October 19, 2012, we completed the acquisition of Mind Solutions, Inc. (“MSI”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among VOIS, MSI and Mind Solutions Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Mind Solutions Acquisition Corp. was merged into Mind Solutions, Inc., and Mind Solutions, Inc. became our wholly-owned subsidiary. The shareholder of Mind Solutions, Inc. was issued a total of 196,000,000 shares of our common stock in exchange for their Mind Solutions, Inc. shares. After the merger and transactions that occurred at the same time as the merger, there were 243,031,045 shares of our common stock outstanding, of which 196,000,000, approximately 81%, were held by the former shareholders of Mind Solutions, Inc. The Merger Agreement was accounted for as a reverse merger and a recapitalization of VOIS.

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

At September 30, 2012 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $214,766. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment.On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion was made final when the Court issued its mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

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

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion was made final when the Court issued the mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

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

Recent Sales of Unregistered Securities

On March 30, 2012 we issued 3,300,000 shares of restricted common stock at a per share price of $0.07, valued at $231,000 as payment on an outstanding payable. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 2, 2012 we issued 500,000 shares of restricted common stock at a per share price of $0.05, valued at $25,000, to an accredited investors for consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 13, 2012 we issued 20,125,000 shares of restricted common stock at an average per share price of $0.05, valued at $1,006,250, to four accredited investors.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 30, 2012 we issued 1,000,000 shares of restricted common stock at a per share price of $0.085, valued at $85,000 to an accredited investor for professional services rendered to the company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 13, 2012 we issued 1,000,000 shares of restricted common stock at a per share price of $0.085, valued at $85,000, to an accredited investors for consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 24, 2012 we issued 4,000,000 shares of restricted common stock at a per share price of $0.099, valued at $396,000 to an accredited investor for professional services rendered to the company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

Selling, general and administrative expense. For the year ended September 30, 2012, selling, general and administrative expenses increased approximately 75.6% as compared to the year ended September 30, 2011.  For the year ended September 30, 2012 and 2011 general and administrative expenses consisted of the following:

	2012	2011

Consulting	$ 554,100	$ 393,290
Employee compensation	-	132,750
Professional fees	210,223	98,198
Product development	-	9,617
Depreciation and amortization	4,082	51,711
Other	8,414	952
Finance expense	428,981	-
	$ 1,205,800	$ 686,518

•	For the year ended September 30, 2012, consulting expense increased to $554,100 as compared to $393,290, primarily as a result of a limited use of consultants versus the prior year.

•	For the year ended September 30, 2012, we had no employee compensation and accrued no salaries and issued no common stock options for employees, as compared to accrued salaries and related expenses of $132,750 in the prior year.

•	For the year ended September 30, 2012, professional fee expense increased to $210,223 as compared to $98,198. Professional fee expense increased primarily due to increased legal fees from on-going litigation and other general business activity, as compared to the prior year.

•	For the year ended September 30, 2012, product development expense amounted to $0 as compared to $9,617 for the year ended September 30, 2011. The decreasewas due to limited resources for product development activities.

•	For the year ended September 30, 2012, depreciation and amortization expense amounted to $4,082 as compared to $51,711 for the year ended September 30, 2011, a decrease of $47,629, or 92%. The decrease is due primarily to capitalized web development costs which were fully amortized during fiscal 2011.

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

At September 30, 2012 our working capital deficit decreased as compared to September 30, 2011 primarily as a result of a decrease in current liabilities of $597,851, offset by a decrease in cash resulting from operational losses.

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

SUMMARY COMPENSATION TABLE
Non-
							Nonequity	qualified	All
							incentive	deferred	other
					Stock	Option	plan	Compen-	compen- sation
Name and principal		Salary	Bonus	Awards	Awards	compen-	earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Marginson[1]	2012	—	—	—	—	—	—	—	—
	2011	48,000	—	—	—	—	—	—	48,000
Mark Lucky[2]	2012	—	—	—	129,000	—	—	—	129,000
	2011	—	—	—	—	—	—	—	—

[1]	Mr. Marginson served as our Chief Executive Officer from March, 2010 to October 2011.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of September 30, 2012, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse split in November, 2010)..  No options granted under this plan are outstanding as of September 30, 2012.

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2010, and then down to 750,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of September 30, 2012, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted.. No options granted under this plan are outstanding as of September 30, 2012.

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

Patrick Rodgers, CPA, PA served as our independent registered public accounting firm for the fiscal year ended September 30, 2012. Sherb & Co., LLP served as our independent registered public accounting firm for the fiscal year ended September 30, 2011.  The following table shows the fees that were billed for the audit and other services provided by such firms for 2012 and 2011.

	2012	2011

Audit Fees	$7,500	$17,500
Audit-Related Fees	—	—
Tax Fees	2,000	2,000
All Other Fees	—	—
Total	$9,500	$19,500

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

VOIS Inc.

January 24, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry Driscoll	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	January 24, 2013
Kerry Driscoll

Our financial statements, together with the report of auditors, are as follows
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

BALANCE SHEET AS OF SEPTEMBER 30, 2012 AND 2011	F-4

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011	F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE
YEARS ENDED SEPTEMBER 30, 2012 AND 2011	F-6

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED	F-8
SEPTEMBER 30, 2012 AND 2011

NOTES TO THE FINANCIAL STATEMENTS	F-10 - F-20

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

January 23, 2013

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

November 22, 2011

VOIS INC.
BALANCE SHEETS
(A Development Stage Company)

Assets:	September 30,
Current Assets	2012	2011
Cash	$58	$667
Total Current Assets	58	667
Property and equipment, net	3,403	4,818
Website Development, net	—	2,668
Other Assets	—	6,084
Total Assets	$3,461	$14,237
Liabilities:
Current Liabilities
Accounts Payable & Accrued Expenses	$442,986	$1,073,338
Accounts Payable- Related Parties	3,500	—
Notes Payable & Accrued Interest	359,766	330,766
Total Current Liabilities	806,252	1,404,104
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares
authorized,none issued and outstanding	—	—
Common stock, $ .001 par value; 100,000,000 shares
authorized, 47,031,045 and 17,106,045 shares issued and
outstanding at September 30, 2012 and 2011, respectively	47,032	17,107
Additional Paid in Capital	29,969,786	28,171,461
Deficit Accumulated During the Development Stage	(30,819,609)	(29,578,435)
Total Stockholders' Deficit	(802,791)	(1,389,867)
Total Liabilities and Stockholders' Deficit	$3,461	$14,237

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

VOIS INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(A Development Stage Company)
						Deficit
						Accumulated
			Stock	Additional		During
	Common	Stock	Subscription	Paid in	Deferred	Development
	Shares	Amount	Receivable	Capital	Compensation	Stage	Total
Compensatory element
stock option grants	-	$ -	$ -	$ 2,669,569	$ -	$ -	$ 2,669,569
Exercise of stock purchase rights	4,001	3	-	2,998	-	-	3,001
Fair value rights issued pursuant
to notes payable	-	-	-	46,438	-	-	46,438
Fair value rights issued pursuant
to notes payable to related party	-	-	-	28,892	-	-	28,892
Net loss	-	-	-	-	-	(3,710,507)	(3,710,507)
Balance September 30, 2007	2,724,477	2,724	-	5,786,547	-	(7,454,970)	(1,665,699)
Exercise of stock option	3,300	4	-	34,648	-	-	34,652
Shares issued pursuant to
private placements	518,782	519	-	1,689,265	-	-	1,689,784
Stock issued for
extinguishment of debt	124,497	124	-	809,107	-	-	809,231
Compensatory element
stock option grants	-	-	-	2,695,680	-	-	2,695,680
Exercise of stock purchase rights	100	-	-	75	-	-	75
Fair value rights issued
pursuant to notes payable	-	-	-	11,230	-	-	11,230
Fair value rights issued pursuant
to notes payable to related party	-	-	-	6,991	-	-	6,991
Fair value of shares issued
for services	44,737	45	-	416,244	(68,613)		347,676
Net loss	-	-	-	-	-	(4,234,477)	(4,234,477)
Balance September 30, 2008	3,415,893	3,416	-	11,449,787	(68,613)	(11,689,447)	(304,857)
Shares issued pursuant to
private placements	190,000	190	-	75,810	-	-	76,000
Shares issued for extinguishment
of officer loans	511,250	511	-	203,989	-	-	204,500
Fair value of shares
issued for services	25,498	25	-	55,975	-	-	56,000
Forgiveness of executive
compensation	-	-	-	630,848	68,613	-	699,461
Compensatory element
stock option grants	-	-	-	296,913	-	-	296,913
Net loss	-	-	-	-	-	(1,064,246)	(1,064,246)
Balance September 30, 2009	4,142,641	4,142	-	12,713,322	-	(12,753,693)	(36,229)
Fair value of shares
issued for services	1,313,334	1,313	-	2,236,687	-	-	2,238,000
Compensatory element
stock option grants	-	-	-	1,232,688	-	-	1,232,688
Issuance of common shares
in lieu of compensation	7,051,000	7,053	-	11,773,569	-	-	11,780,622
Shares issued pursuant to
private placements	800,000	800	-	47,200	-	-	48,000
Exercise of common stock options	114,070	114	-	84,830	-	-	84,944
Net Loss	-	-	-	-	-	(16,106,007)	(16,106,007)
Balance September 30, 2010	13,421,045	13,422	-	28,088,296	-	(28,859,700)	(757,982)
Issuance of shares in
lieu of compensation	175,000	175	-	36,575	-	-	36,750
Shares issued pursuant to
private placement	3,510,000	3,510	-	46,590	-	-	50,100
Net loss	-	-	-	-	-	(718,735)	(718,735)
Balance September 30, 2011	17,106,045	17,107	-	28,171,461	-	(29,578,435)	(1,389,867)
Shares issued for services	6,500,000	6,500	-	584,500	-	-	591,000
Shares issued for debt reduction	23,425,000	23,425	-	1,213,825	-	-	1,237,250
Net loss	-	-	-	-	-	(1,241,174)	(1,241,174)
Balance September 30, 2012	47,031,045	$47,032	$ -	$29,969,786	$ -	$ (30,819,609)	$ (802,791)

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Cumulative,
			May 19, 2000
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,241,174)	$(718,735)	$(30,819,609)
Loss from discontinued operation	—	—	(3,060,394)
Loss from continuing operation	(1,241,174)	(718,735)	(27,759,215)
Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	—	36,750	19,879,560
Fair value of rights issued
pursuant to notes	—	—	117,112
Shares Issued for services	591,000	—	2,668,838
Gain on extinguishing of debt	—	—	1,711
Amortization of deferred financing costs	—	—	16,693
Loss on investment in A.D. Parma	—	—	125,000
Depreciation	1,415	4,574	30,173
Amortization	2,668	47,137	507,560
Amortization of deferred compensation	—	—	1,507,138
Changes in Operating Assets and Liabilities:
Other Asset	6,084	—	3,403
Accrued interest	29,000	36,967	248,544
Accrued interest- related party	—	—	5,474
Accounts payable and accrued expenses	577,398	540,405	446,486
Total adjustments to loss
from continuing operations	(33,609)	665,833	25,557,692
Net cash flows from continuing
operating activities	(33,609)	(52,902)	(2,201,523)
Net operational cash flows
from discontinued operations	—	—	(2,088,117)
Net cash used by operating activities	(33,609)	(52,902)	(4,289,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in A.D. Parma	—	—	(125,000)
Website development costs	—	—	(507,560)
Capital expenditures	—	—	(108,477)
Acquisition intangible and other assets	—	—	(8,197)
Net Cash Used by Investing Activities	$—	$—	$(749,234)

The accompanying notes are an integral part of these financial statements.

VOIS INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
			Cumulative,
			May 19, 2000
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	$36,500	$—	$1,012,519
Repayment of notes payable	—	—	(438,769)
Exercise of options	—	—	119,595
Repayment from notes
payable- related party	(3,500)	—	38,500
Issuance of notes receivable-related party	—	—	(38,500)
Proceeds from sale of royalty agreement	—	—	50,000
Equipment loans	—	—	(32,481)
Advance from executive officers	—	—	204,500
Payments of financing costs	—	—	(182,140)
Proceeds from issuance of
shares of common stock	—	50,100	4,632,688
Offering costs and fees	—	—	(326,980)
Net Cash Provided by Financing Activities	33,000	50,100	5,038,932

Net (Decrease) Increase in Cash	(609)	(2,802)	58
Cash at Beginning of Period	667	3,469	—
Cash at End of Period	$58	$667	$58

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares pursuant to conversion
of advances from executive officers	$—	$—	$204,500

Forfeiture of executive compensation	$—	$—	$630,848

Fair value of shares issued to satisfy
notes payable and accrued interest	$—	$—	$834,231

Deferred financing and offering costs	$—	$—	$49,689

Deferred compensation	$—	$—	$(274,450)

Equipment financed	$—	$—	$34,120

Issuance of common stock in payment
of non related party debt	$1,204,250	$—	$1,204,250

Issuance of common stock in payment of related party debt	$33,000	$—	$33,000

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

Through September 30, 2012, the Company was in the development stage; it has not conducted any significant operations, generating only minimal revenues. The Company has incurred losses since inception aggregating $30,819,609 and has a stockholders’ deficit of $802,791 at September 30, 2012.  These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

On July 8, 2009, the Company authorized a one hundred for one (100:1) forward stock split of its common stock, and also changed the par value from $0.001 per share to $0.00001 per share which became effect as of October 29, 2009. On November 23, 2010, the Company authorized a one for two hundred (1:200) reverse stock split of its common stock and changed the par value from $0.00001 per share to $0.001 per share. All share and per shared information herein gives effect to both the forward stock split of one hundred for one (100:1) and the reverse stock split of one for two hundred (1:200).

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

NOTE 4 - WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,
	2012	2011
Website development costs	$507,560	$507,560
Less: accumulated amortization	(507,560)	(504,892)
Website development costs, net	$—	$2,668

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2012	September 30, 2011
Trade payables and accrued expenses	$442,986	$977,338
Related Party accounts payable	3,500	—
Accrued compensation and related benefits	—	96,000
Total	$446,486	$1,073,338

NOTE 7 - NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2012	September 30, 2011
Principal	$145,000	$145,000
Interest and Penalty	214,766	185,766
Total	$359,766	$330,766

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

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion was made final when the Court issued the mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the mutual chief operating officer of both the Company and Iceweb Storage Corporations. The related parties accounts payable balances at September 30, 2012 and 2011 were $3,500 and $0.

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  This Plan terminated in August, 2012 and as of September 30, 2012 there were no options and stock rights available for issuance under the 2002 Plan.  Furthmore, no options granted under this plan are outstanding as of September 30, 2012.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 - CAPITAL STOCK (Continued)

The following activity occurred under the Company’s plans:

	September 30,	September 30,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$-

NOTE 10 – INCOME TAXES

The components of the Company’s income tax expense at September 30, 2012 and 2011 are as follows:

	2012	2011
Current	$—	$—
Deferred	—	—
Total	$—	$—

A reconsolidation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2012	2011
Tax at US Statutory Rate	34.0%	34.0%
State tax rate, net of federal benefits	3.5	3.5
Permanent difference	(1.9)	(1.9)
Changes in valuation allowance	(35.6)%	(35.6)%
Effective tax rate	0.0%	0.0%

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 10 – INCOME TAXES (continued)

At September 30, 2012, the Company had net operating loss carryforwards of approximately $6,087,000 that may be offset against future taxable income from the year 2013 to 2032. No tax benefit has been reported in the September 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

VOIS, INC.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The following unaudited Pro Forma Combined Balance Sheet is derived from the balance sheets of VOIS, Inc. and Mind Solutions, Inc. as of September 30, 2012. The unaudited Pro Forma Combined Balance Sheet reflects the merger between VOIS and Mind Solutions, Inc. and assumes that such acquisition was consummated as of September 30, 2012. The following unaudited Pro Forma Combined Statements of Operations, derived from the Statements of Operations of VOIS, Inc. and Mind Solutions, Inc. for the year ended September 30, 2012, give effect to the merger as if it has occurred at September 30, 2012. The unaudited Pro Forma Combined Financial Statements account for the merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to VOIS, Inc. issuing securities to Mind Solutions, Inc. in exchange for the net monetary assets of Mind Solutions, Inc., accompanied by a recapitalization and, as a result, no goodwill relating to the merger will be recorded in the unaudited Pro Forma Combined Financial Statements.

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

27

VOIS, Inc.
UNAUDITED PRO FORMA COMBINED BALANCE SHEET
SEPTEMBER 30, 2012
		Mind	Pro Forma	Pro Forma
	Vios, Inc.	Solutions, Inc.	Adjustments	Combined

Asset

Current Assets

Cash	$ 58	$ 311	$ -	$ 369

Total current assets	58	311	-	369

Property and equipment, net	3,403	4,907	-	8,310
Investments	-	930,000	-	930,000
Advances to related parties	-	490		490

Total assets	$ 3,461	$ 935,708	$ -	$ 939,169

Liabilities

Current liabilities

Accounts payable and accrued expenses	$ 442,986	$ 372	$ -	$ 443,358
Accounts payable - related parties	3,500	-	-	3,500
Due to parent company	-	111,610	-	111,610
Notes payable and accrues interest	359,766	248,433	-	608,199

Total current liabilities	806,252	360,415	-	1,166,667

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value; 10,000,000
shares authorized, none issued	-	-	-	-

Common stock, $ .001 par value; 100,000,000
shares authorized, 47,031,045 issued
and outstanding	47,032		196,000	243,032

Common stock, $ .001 par value; 10,000,000
shares authorized, 10,000,000 issued
and outstanding		100	(100)	-

Stock subscription receivable	-	71,000	(71,000)	-

Additional paid-in capital	29,969,786	930,000	(30,944,509)	(44,723)

Deficit accumulated during
development stage	(30,819,609)	(425,807)	30,819,609	(425,807)

Total stockholders' equity (deficit)	(802,791)	575,293	-	(227,498)

Total liabilities and stockholders'
equity (deficit)	$ 3,461	$ 935,708	$ -	$ 939,169

The accompanying notes are an integral part of these pro forma financial statements.

28

VIOS, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2012

		Mind	Pro Forma	Pro Forma
	Vios, Inc.	Solutions, Inc.	Adjustments	Combined

Revenues	$ -	$ -	$ -	$ -

Cost of services	-	-	-	-

Gross margin	-	-	-	-

Operating expenses

Selling, general and administrative	1,205,800	172,424	-	1,378,224

Total operating expenses	1,205,800	172,424	-	1,378,224

Operating loss	(1,205,800)	(172,424)	-	(1,378,224)

Other expense

Interest expense	35,374	-	-	35,374

Total other expense	35,374	-	-	35,374

Net loss	$ (1,241,174)	$ (172,424)	$ -	$ (1,413,598)

Loss per share basic and diluted				$ (0.01)

Weighted average shares outstanding				243,021,045

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