Form 10-K/A
period 2012-09-30
VOIS Inc.
filed 2013-01-28
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

VOIS Inc. is filing this Amendment No. 3 to our Form 10-K Amendment No. 2, as filed with the U.S. Securities and Exchange Commission on January 24, 2013, to revise typographical error in report of independent registered public accounting firm.

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

VOIS Inc.

January 28, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry Driscoll	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	January 28, 2013
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