Form 10-K
period 2012-12-31
VOIS Inc.
filed 2013-04-10
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	95-4855709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 E. Willow Street, Signal Hill, CA	90755
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(858) 461-0423

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $18,917,505 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of April 8, 2013, 260,931,098 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “VOIS,” "we," "our," and "us" refers to VOIS Inc., a Florida corporation.  All share and per share information herein gives retroactive effect to the one hundred for one (100:1) forward stock split of our common stock effective at the close of business on July 8, 2009, a change in the par value of our common stock from $0.001 per share to $0.00001 per share effective October 29, 2009, and to the one for two hundred (1:200) reverse stock split of our common stock effective at the close of business on November 23, 2010, a change in the par value of our common stock from $0.00001 per share to $0.001 per share effective November 23, 2010.  When used in this report, “fiscal 2012” means the year ended December 31, 2012 and "fiscal 2011" means the year ended December 31, 2011.

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

After the merger and transactions that occurred at the same time as the merger, there were 243,031,045 shares of our common stock outstanding, of which 196,000,000, approximately 81%, were held by the former shareholders ofMind Solutions, Inc.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In fiscal 2007, we commenced our social commerce website and since then we have reported only nominal revenues.  For fiscal 2012 our operating loss was $1,241,174 and we reported a net loss of $1,241,174.  During fiscal 2012 cash used in operations was approximately $33,609, and at December 31, 2012 we had a working capital deficit of $806,194 and an accumulated deficit of approximately $30,819,609.  For fiscal 2011 our operating loss was $686,518 and our net loss was $718,735.  During fiscal 2011 cash used in operations was approximately $52,902, and at December 31, 2011 we had a working capital deficit of $1,403,437 and an accumulated deficit of $29,578,435.  We did not generate any revenues in fiscal 2012.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2012, we had cash on hand of $208.  We will need to raise significant additional capital to fund the future growth of our company, including advertising and marketing, continued investment in growing our user base and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2012 and for the year then ended raises substantial doubts about our ability to continue as a going concern based on our losses since inception, available working capital and shareholders’ deficiency.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, while we believe our current working capital is sufficient to sustain our current operations for approximately two to three months, we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the sufficiency of these funds is incorrect, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

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

At December 31, 2012 we owed an aggregate of $145,000 principal amount under the terms of unsecured promissory notes which were due between December 2002 and February 2003, together with accrued but unpaid interest of approximately $222,015. The outstanding notes due to Messrs. Edward Spindel and Michael Spindel, which were issued at the time they were members of our Board of Directors, remain past due.  Messrs. Edward Spindel and Michael Spindel elected not to participate with the holders of other promissory notes, including our executive officers, in the exchange of those notes for equity which occurred during January 2008.  In April 2008 we filed a complaint against Messrs. Edward Spindel and Michael Spindel alleging, in part, that during 2002 and 2003 while our company, which at that time known as Medstrong International, was under significant financial distress the defendants caused the company to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that the company would be unable to repay the notes upon any demand.  Subsequently, in February 2009 the defendants filed a counterclaim.  We have attended both a settlement conference with a magistrate judge and mediation which resulted in an impasse.  Although we initially continued to discuss a possible settlement these discussions did not result in a settlement.  We were originally set to begin trial on this matter on December 12, 2009.  On November 13, 2009, the parties attended a pretrial hearing to address legal issues related to our complaint and the defendants’ counterclaim.  Based upon questions posed by the Court and the argument of counsel, the Court struck the defense of usury and additionally dismissed our complaint without prejudice, providing us 10 days to file an amended complaint.  The defendants were also provided 10 days to file an Amended counterclaim.  Based upon the rulings, the matter was then removed from the Court’s December 2009 trial docket.  We have decided that it is not cost effective or beneficial to pursue our affirmative claims in this matter and have, accordingly, elected not to file an amended complaint.  On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees amounted to $172,304.  On December 6, 2010 we filed an appeal to the judgment. On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion wasmade final when the Court issued its mandate on August15th, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $222,015 in accrued interest and penalties.

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

ITEM 2.                 PROPERTIES.

We presently do not own or lease any property. We currently occupy space rent free in Long Beach, California at the offices of our Chief Executive Officer.

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

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $214,766 in accrued interest and penalties.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $15,936 in accrued interest.

ITEM 4.               MINE SAFETY DISCLOSURE

Not applicable to our operations.

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

	High	Low
Fiscal 2011
January 1, 2011 - March 31, 2011	$0.45	$0.25
April 1, 2011 - June 30, 2011	$0.45	$0.22
July 1, 2011 - September 30, 2011	$0.23	$0.15
October 1, 2011 - December 31, 2011	$0.23	$0.08
Fiscal 2012
January 1, 2012 - March 31, 2012	$0.13	$0.005
April 1, 2012 - June 30, 2012	$0.10	$0.05
July 1, 2012 - September 30, 2012	$0.099	$0.05
October 1, 2012 - December 31, 2012	$0.09	$0.055
8

As of December 31, 2012 the last reported sale price of the common stock on OTC Bulletin Board was $0.06.  As of December 31, 2012 there were approximately 150 shareholders of record of our common stock.

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

On September 13, 2012 we issued 1,500,000 shares of restricted common stock at a per share price of $0.05, valued at $75,000, to two accredited investors for consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 24, 2012 we issued 4,000,000 shares of restricted common stock at a per share price of $0.035, valued at $140,000 to an accredited investor for professional services rendered to the company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. The Company issued 196,000,000 shares of common stock for all the outstanding stock of Mind Solutions, Inc. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 20, 2012 the Company issued 10,400,000 shares of common stock to consultants for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 27, 2012 the Company issued 500,000 share for $10,000 cash and 7,000,000 shares to Mind Technologies, Inc. as consideration for a licensing agreement. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

We were a development stage company through fiscal 2012.  During fiscal 2008 and continuing through fiscal 2012 we completed certain technology milestones which were necessary to the full launch of our business, including our new User Interface Design, Usability Testing and Site Evaluation. We believe that designing an effective User Interface Design, which determines how easily users can complete their tasks and accomplish their goals, is critical to product success. Usability Testing puts a prototype or application in the hands of potential users in order to gain their direct feedback on how a design can be improved and Site Evaluation identifies where a site succeeds and how it can be improved. In December 2009, as a result of these efforts, we soft launched the new social sourcing version of VOIS launch of the Alpha version of the website was launched in February 2010.  We were incorporating a “freemium” component in our revenue model.  "Freemium" is a term used to describe a free version supported by a paid premium version.  This model uses free as a form of marketing to put the product in the hands of the maximum number of people, converting just a small fraction to paying customers.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at December 31, 2012 we had a working capital deficit of $1,207,842 and an accumulated deficit of $1,243,316.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Year ended December 31, 2012

During the years ended December 31, 2012 and 2011 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

Selling, general and administrative expense. For the year ended December 31, 2012, selling, general and administrative expenses decreased approximately 36.8% as compared to the year ended December 31, 2011.  For the year ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	2012	2011

Consulting	$827,091	$27,141
Employee compensation	—	—
Professional fees	38,920	20,167
Research & Development	58,330	63,691
Depreciation and amortization	98	98
Other	22,487	39,559
	$946,926	$150,656

•	For the year ended December 31, 2012, consulting expense increased to $799,950 as compared to $27,141, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

•	For the year ended December 31, 2012, we employee compensation and accrued no salaries and issued no common stock options for employees.

•	For the year ended December 31, 2012, professional fee expense increased to $18,753 as compared to $20,167. Professional fee expense increased primarily due to increased accounting fees due to the merger with Mind Solutions, Inc.

•	For the year ended December 31, 2012, research & development expense amounted to $58,330 as compared to $63,691 for the year ended December 31, 2011. The decrease was due to limited resources for product development activities.

•	For the year ended December 31, 2012, depreciation and amortization expense amounted to $98 as compared to $98 for the year ended December 31, 2011

•	For the year ended December 31, 2012, Other expense which includes repairs and maintenance, postage, dues and subscriptions, supplies, and the write off of other assets, amounted to $22,487 as compared to $39,559 for the year ended December 31, 2011.

Interest expense. For the year ended December 31, 2012, interest expense increased to $8,843 as compared to $0 for the year ended December 31, 2011.  The increase was due to additional interest expense incurred related to the amount owed on legal judgments which occurred during fiscal 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2012 and December 31, 2011:

	December 31,	December 31,	$	%
	2012	2011	Change	Change

Working Capital	$ (1,207,842)	$ (302,201)	$ (905,641)	(300.0)%
Cash	208	942	(734)	(78.0)%
Total current assets	208	942	(734)	(78.0)%
Total assets	395,581	1,026,853	(631,272)	(160.0)%
Accounts payable and accrued liabilities	544,374	112,145	432,229	385.0%
Notes payable and accrued interest	663,676	190,998	472,678	247.0%
Total current liabilities	1,208,050	303,143	904,907	298.0%
Total liabilities	1,208,050	303,143	904,907	298.0%

At December 31, 2012 our working capital deficit decreased as compared to December 31, 2011 primarily as a result of an increase in current liabilities of $904,907, offset by a decrease in cash resulting from operational losses.

Operating activities

Net cash used for continuing operating activities during fiscal 2012 was $159,869 as compared to $46,086 for fiscal 2011. Non-cash items totaling approximately $776,098 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$776,000 representing the value of shares issued to consultants and officers,
•	$98 of depreciation

 Net cash used for continuing operating activities during fiscal 2011 was $46,086. Non-cash items totaling approximately $36,848 contributing to the net cash used in continuing operating activities for fiscal 2011 include:

•	$36,750 representing the value of shares issued to officers and employees,
•	$98 of depreciation
11

Investing activities

Net cash used in investing activities was $0 for both fiscal 2012 and 2011.

Financing activities

Net cash provided by financing activities was $159,135 during fiscal 2012 as compared to $0 for fiscal 2011. During the fiscal 2012 period we generated $10,000 from the sale of our common stock, $61,000 from officer contributions, $101,835 from notes to related parties, and paid $13,700 on notes to related parties.

Critical Accounting Policies

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2012 our internal control over financial reporting is effective based on these criteria.

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

Scientific Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This Board is led by Dr. Gordon Chiu. Dr. Chiu has more than 15 years of combined domestic and international experience in biomedical, chemical, cosmetic, medical and technology industries. He has been invited to serve on the board of public and private companies and to provide vital advice to the board while increasing overall shareholder value. Dr. Chiu's background and broad experience has allowed him to act as an advisor in areas of Alzheimer research, breast cancer research, dermatology, drug addictions research, green technology and antimicrobial research. Dr. Chiu has worked as a research scientist for both Pfizer (NYSE: PFE) and Merck & Co. Inc. (NYSE: MRK). He graduated with a B.S. degree from Rensselaer Polytechnic Institute with a summa cum laude. He graduated with an M.S. degree from Seton Hall University. Additionally, Dr. Chiu was accepted as an MD/PhD candidate under the National Institutes of Health's Medical Scientist Training Program for four years at the Mount Sinai School of Medicine where he also researched, developed, consulted and advised the Department of Dermatology's Dr. Huachen Wei in skin cancer research. Seeing the opportunity to impact foreign policies in healthcare, he transferred his credentials to University of Bridgeport School of Naturopathic Medicine to receive his doctorate in naturopathic medicine. With this unique background, he has been chosen to serve in an advisory role in the identification of low cost Technologies (i.e. non-invasive diagnostic equipment) for emerging countries. His years of continuous involvement have created deep relationships within the scientific, business, and medical communities.

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

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

SUMMARY COMPENSATION TABLE
								Non-
							Nonequity	qualified	All
							incentive	deferred	other
					Stock	Option	plan	Compen-	compen- sation
Name and principal		Salary	Bonus	Awards	Awards	compen-	earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Marginson[1]	2012	—	—	—	—	—	—	—	—
	2011	48,000	—	—	—	—	—	—	48,000
Mark Lucky[2]	2012	—	—	—	129,000	—	—	—	129,000
	2011	—	—	—	—	—	—	—	—
Kerry Driscoll	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

[1]	Mr. Marginson served as our Chief Executive Officer from March, 2010 to October 2011.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

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

2002 Plan

The effective date of the 2002 Plan was August 9, 2002 and the maximum number of shares which could be initially issued over the term of the 2002 Plan was 1,000,000 shares.  The 2002 Plan was amended on August 12, 2003 to increase the number of shares available for issuance thereunder to 3,000,000 shares. While the shares underlying outstanding options and the exercise price automatically adjust for all stock splits, the actual number of shares reserved under the 2002 Plan does not adjust.  As of December 31, 2012, options and stock rights covering an aggregate of 225,034 shares of our common stock have been granted (giving effect to the 100:1 stock split in July 2009 and the 1:200 reverse split in November, 2010) and 12,717 shares remain available for issuance under the 2002 Plan.  At December 31, 2012 we have outstanding options to purchase an aggregate of 225,034 shares of our common stock with an exercise price of $10.50 per share.  The 2002 Plan will terminate on August 8, 2012, unless earlier terminated by our Board of Directors.

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

2007 Plan

On October 3, 2007, our Board of Directors authorized the 2007 Plan covering 1,500,000 shares of common stock, which such shares were increased to 150,000,000 shares as a result of the 100:1 forward stock split of our common stock in July 2010, and then down to 750,000 shares as a result of the 1:200 reverse stock split of our common stock in November, 2010.  The 2007 Plan was required to be approved by our shareholders prior to October 3, 2009.  As we did not submit the 2007 Plan to our shareholders for approval prior to that date, incentive stock options may not be awarded under the 2007 Plan and any incentive stock options previously awarded under the 2007 Plan have been converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  As of December 31, 2012, options and stock rights covering an aggregate of 600,000 shares of our common stock have been granted and 150,000 shares remain available for issuance under the 2007 Plan.  At December 31, 2012 we have outstanding options to purchase an aggregate of 600,000 shares of our common stock with an exercise price of $5.00 per share. The 2007 Plan will terminate on October 3, 2017, unless earlier terminated by our Board of Directors.

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

At December 31, 2012 we had 241,531,098 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 31, 2012 relating to the beneficial ownership of shares of our common stock by:

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

Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class
Kerry Driscoll[1]	196,000,000	75.1%
All officers and directors as a group	196,000,000	75.1%
	196,000,000	75.1%

[1]	Mr. Driscoll is the Chairman of our Board of Directors. The number of shares beneficially owned by Mr. Driscoll includes:

	•	196,000,000 shares of our common stock owned beneficially and of record by Mr. Driscoll.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

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

Patrick Rodgers, CPA, PA served as our independent registered public accounting firm for 2012. Sherb & Co., LLP served as our independent registered public accounting firm for 2011.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	2012	2011

Audit Fees	$17,500	$25,000
Audit-Related Fees	—	—
Tax Fees	2,000	2,000
All Other Fees	—	—
Total	$19,500	$27,000

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

VOIS Inc.

April 8, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry Driscoll	Chief Executive Officer	April 9, 2013
Kerry Driscoll

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

BALANCE SHEET AS OF DECEMBER 31, 2012 AND 2011	F-4

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,	F-5
2012 AND 2011

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-6
YEARS ENDED DECEMBER 31, 2012 AND 2011

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,	F-7
2012 AND 2011

NOTES TO THE FINANCIAL STATEMENTS	F-8 - F-19
F-1

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

VOIS, Inc.

I have audited the accompanying balance sheets of VOIS, Inc. as of December 31, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOIS, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced approximately $1,243,000 in losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

April 3, 2013

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, Florida

Board of Directors and Shareholders
Mind Solutions, Inc. (Nevada)
Cardiff, CA

I have audited the accompanying balance sheet of Mind Solutions, Inc. (Nevada) as of December 31, 2011 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind Solutions, Inc.(Nevada) as of December 31, 2011 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $150,000 loss from operations and consumed $155,000 of cash due to its current operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

September 10, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

VOIS, INC.
BALANCE SHEETS
(A Development Stage Company)
(Audited)
	December 31,	December 31,
Assets:	2012	2011
Current Assets
Cash and Cash Equivalents	$ 208	$ 942

Total Current Assets	208	942

Fixed Assets
Property Plant & Equipment	684	684
Accumulated Depreciation	(218)	(120)

Total Fixed Assets	466	564

Other Assets
Marketable securities available-for-sale securities	390,000	1,020,000
Advances to Related Party	4,907	5,347

Total Other Assets	394,907	1,025,347

Total Assets	$ 395,581	$ 1,026,853

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$ 429,264	$ 535
Accounts Payable to Related Parties	115,110	111,610
Accrued Interest	239,543	-
Notes Payable	145,000	-
Notes Payable to Related Parties	279,133	190,998

Total Liabilities	1,208,050	303,143

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	0	0
Common Stock, $0.001 par value 1,000,000,000
shares authorized, 260,931,098 and 100,000 shares
issued and outstanding	260,931	47,031
Additional Paid-In Capital	589,916	739,069
Accumulated Comprehensive Income (Loss)	(420,000)	210,000
Deficit Accumulated During the Development Stage	(1,243,316)	(296,390)
Total Stockholders' Equity (Deficit)	(812,469)	723,710

Total Liabilities and Stockholders' Equity	$ 395,581	$ 1,026,853

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Audited)

			From Inception
	For the Year Ended		(May 24, 2002) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$ -	$ -	$ -
Cost of Services	-	-	-

Gross Profit	-	-	-

Operating expenses:
Consulting	51,091	27,141	79,432
General and Administration	895,835	123,515	1,163,884
Total operating expenses	946,926	150,656	1,243,316

Loss from operations	(946,926)	(150,656)	(1,243,316)

Net Loss	$ (946,926)	$ (150,656)	$ (1,243,316)

Other Comprehensive Income:
Gain (Loss) on available-for-sale securities	(630,000)	210,000	(420,000)

Other Comprensive Income (Loss)	$ (1,576,926)	$ 59,344	$ (1,663,316)

Basic & diluted loss per share	$ (0.02)	$ (1.51)

Weighted average shares outstanding	50,511,151	100,000

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A Development Stage Company)
(Audited)

					Additional	Accumulated
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance May 24, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued to founder	47,031,098	47,031	-	-	(46,931)	-	-	100
Net loss for year	-	-	-	-	-	-	(100)	(100)
Balance December 31, 2002	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2003	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2004	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2005	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2006	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2007	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2008	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2009	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-			-	-	(145,634)	(145,634)
Balance December 31, 2010	47,031,098	47,031	-	-	(46,931)	-	(145,734)	(145,634)
Investment	-	-	-	-	810,000	210,000	-	1,020,000
Net loss for year	-	-			-	-	(150,656)	(150,656)
Balance December 31, 2011	47,031,098	47,031	-	-	763,069	210,000	(296,390)	723,710
Recapitalization	196,000,000	196,000	-	-	(1,002,253)	-	-	(806,253)
Capital contribution from officer	-	-	-	-	61,000	-	-	61,000
Investment adjustment to fmv	-	-	-	-	-	(630,000)	-	(630,000)
Stock issued for cash	500,000	500	-	-	9,500	-	-	10,000
Stock issued for services	10,400,000	10,400	-	-	765,600	-	-	776,000
Stock issued for licensing agreement	7,000,000	7,000	-	-	(7,000)	-	-	-
Net loss for year	-	-	-	-	-		(946,926)	(946,926)
Balance December 31, 2012	260,931,098	$ 260,931	-	$ -	$ 589,916	$ (420,000)	$ (1,243,316)	$ (812,469)

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Audited)
			From Inception
			(May 24, 2002) to
	For the Years Ended December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (946,926)	$ (150,656)	$ (1,243,316)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for Services	776,000	-	776,100
Depreciation	98	98	218
Changes in Operated Assets and Liabilities:
(Increase) decrease in advances to related parties	440	(5,347)	3,114
Increase in accounts payable and accrued expenses	10,519	535	3,033
Increase in accounts payable to related parties	-	109,284	111,610
Net cash (used) in operating activities	(159,869)	(46,086)	(349,241)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	-	-	(684)
Net Cash Used by Investing Activities	-	-	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	10,000	-	10,000
Proceeds from officer contributions	61,000	-	61,000
Proceeds from notes payable to related parties	101,835	-	418,769
Payments on notes payable to related parties	(13,700)		(139,636)
Net Cash Provided by Financing Activities	159,135	-	350,133

Net (Decrease) Increase in Cash	(734)	(46,086)	208
Cash at Beginning of Period	942	47,028	-
Cash at End of Period	$ 208	$ 942	$ 208

Supplemental Disclosures:
Income Taxes Paid	$ -	$ -	$ -

Interest Paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$ -	$ -	$ 1,204,250

Issuance of common stock in payment of related party
debt	$ -	$ -	$ 33,000

The accompanying notes are an integral part of these financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000; its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the Company name was changed to MedStrong International Corporation. On March 30, 2007, the Company’s name was changed to VOIS Inc. On October 19, 2012, the Company executed a merger agreement with Mind Solutions, Inc. whereas Mind Solutions, Inc. became the surviving company. Mind Solutions, Inc. was incorporated under the state laws of Nevada on May 24, 2002 under the name Red Meteor Media Inc. The Company changed its name to Prize Entertainment Inc. in November of 2003 and then again to Mind Solutions, Inc in January of 2011.

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposed this agreement was treated as a reverse merger. The operations of the Company became those solely of Mind Solutions, Inc. In connection with the merger agreement, the Company then changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31.

The Company develops software applications using a wireless headset which reads brainwaves and allows interaction with a computer via the software applications developed.

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Prior Year Financial Statement Presentation

The prior year financial statements were prepared to show the effect of the reverse merger and to show the mark to market adjustment as other comprehensive income for comparative purposes in the prior year financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

B. Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $500. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3), five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the years ended December 31, 2012 and 2011 advertising and marketing expense were $0 and $10,250 respectively.

D. Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

E. Stock-based compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

F. Income Taxes

Income taxes are provided in accordance with Codifications topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted

G. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of the balance sheet dates the Company had no outstanding warrants.

H. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

I. Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and December 31, 2011.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

J. Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

J. Commitments and contingencies (continued)

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

K. Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; . a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

L. Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

M. Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

Fair Value Measurements: In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's results of operations and financial condition.

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders’ equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.

The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 22, 2012, none of which had a material impact on the Company’s financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of December 31, 2012, the Company had an accumulated deficit during development stage of $1,243,316, which included a net loss of $946,929 reported for the year ended December 31, 2012. Also, during the year ended December 31, 2012 the Company used net cash of $153,869 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 5 – REVERSE MERGER

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc., a Nevada corporation ("MSI"), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which is a wholly-owned subsidiary of our Company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of the Company.  The stockholders of MSI were issued a total of 196,000,000 shares of the Company's common stock in exchange for 100% of the outstanding shares of MSI.

The agreement noted above was treated as a reverse merger and recapitalization of the Company. The Company has adjusted it financial statements and presented its financial information using the standard accounting practices for a reverse merger. The financial statements reflect those of the new operating company, Mind Solutions, Inc. Comparative information presented in the financial statements has been retroactively adjusted to reflect those of Mind Solutions, Inc. The equity portion of the financials has been adjusted to reflect that of Mind Solutions, Inc.

NOTE 6 – PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31, 2012	December 31, 2011
Furniture	$684	$684
Total	684	684
Less: Accumulated depreciation	(218)	(120)
Property & equipment, net	$466	$564

Depreciation expense for the years ended December 31, 2012 and 2011 was $98.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations.

The Company has outstanding advances from Mind Solutions, Inc (Canada), which was the former parent company of Mind Solutions, Inc. Brent Fouch is the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of Mind Solutions, Inc. which is a wholly owned subsidiary of the Company. Further details on accounts payable to related parties are described in note 11.

Advances to related party

Over the years, Mind Solutions Inc. has advanced cash to and from its affiliate Mind Technologies Inc. Brent Fouch is the chief executive officer of Mind Technologies, Inc. and is the former chief executive officer of Mind Solutions Inc. After the Company’s reverse merger with Mind Solutions, Inc. the related parties of Mind Solutions, Inc. are now those of the Company’s. The advances are non-interest bearing and payable on demand. At December 31, 2012 and 2011 the Company had advances to related party balances of $4,907 and $5,347.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Services provided by related party

Mind Technologies, Inc. leases office space in Cardiff California where operational services are provided to Mind Solutions, Inc. Management has determined that the expense related to the office space and related services provided are nominal and did not recognize any expense. Mind Technologies, Inc. lease expired Jan 1, 2013 at which time no future services will be provide to the Company.

License Agreement

The Company has signed a licensing agreement with Mind Technologies, Inc. for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 7 million common shares as consideration for the licensing agreement. Mind Technologies, Inc. is a related party to the Company because its chief executive officer Brent Fouch is also the former chief executive officer of Mind Solutions, Inc., a wholly owned subsidiary of the Company.

Investment

The former sole officer of Mind Solutions, Inc., Brent Fouch, was a former officer of Rapid Fire Marketing, Inc. up until August of 2009. In December of 2011, Rapid Frie Marketing, Inc. contributed 10,000,000 preferred shares to Mind Solutions, Inc, a wholly owned subsidiary of the Company. Further details on this transaction are described in note 8.

Note Payable- Related Party

The Company has an outstanding note payable to Mind Solutions, Inc. former chief executive officer Brent Fouch. Further details are described in note 11.

Free office space provided by chief executive officer

The Company has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8 – AVAILABLE-FOR-SALE SECURITIES

On December 27, 2011, Brent Fouch, who at the time was the acting officer of Mind Solutions, Inc., contributed 10,000,000 preferred shares of Rapid Fire Marketing, Inc. (RFMK) stock that convert at the discretion of the holder to 300,000,000 common shares. These securities are classified as available-for-sale. The Company did not consolidate their ownership of RFMK due to lack of control. The initial investment was offset to additional paid in capital. The fair value of these available-for-sale securities have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. There have been no changes in valuation techniques and related inputs.

As of December 31, 2012, the Company’s investment of 10,000,000 preferred shares in RFMK represents approximately a 20% interest in RFMK. This was calculated using the most recent filing of RMFK which at this time is September 30, 2012. As of September 30, 2012 RFMK financial statements show 1,131,323,736 common and 12,343,150 preferred shares issued and outstanding.

Rapid Fire Marketing, Inc. is not currently a reporting company (filed a form 15). The stock is traded under the symbol RFMK on the OTC Markets Exchange.

Other Comprehensive Income/Loss

For the year ended December 31, 2012 the Company had a $630,000 loss on securities available-for-sale that was recorded as other comprehensive loss on the statements of operations.

For the period from December 27, 2011 to December 31, 2011 the Company had a $210,000 gain on securities available-for-sale that was recorded as other comprehensive income on the statements of operations.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 9 – LICENSED PRODUCTS

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc. for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 7 million common shares to Mind Technologies, Inc. as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at December 31, 2012.

NOTE 10 – NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	December 31, 2012	December 31, 2011
Notes Payable	$145,000	$145,000
Notes Payable- Related Party	279,133	190,998
Interest and Penalty	222,016	193,016
Total	$646,149	$529,014

The $145,000 in notes payable, bear an interest of 20% per annum, which includes a 5% penalty component, were due, as extended, on dates ranging from June 23, 2004 to December 31, 2004. The Company owed $222,0216 and $193,016 in accrued interest and penalty at December 31, 2012 and 2011, respectively. The notes payable are unsecured and currently in default.  On July 19, 2010, plaintiffs, Edward and Michael Spindel filed a motion for summary judgment on the notes.  Vois Inc. filed a response in opposition on August 5, 2010.  The Spindels filed a reply on September 9, 2010.  The court held a hearing on September 16, 2010 and at the hearing granted summary judgment in favor of the Spindels.  Final judgment was ordered on November 16, 2010 in the amount of $287,266 plus post judgment interest.  Attorney’s fees were also awarded in the amount of $172,304.

On December 6, 2010 we filed an appeal to the judgment.

On July 13, 2011 the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS Inc. This Opinion was made final when the Court issued the mandate on August15, 2011.This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010 in the amount of $287,266.

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our Board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $222,016 in accrued interest and penalties.

Notes Payable to Related Party

The Company has an outstanding note payable to Brent Fouch, a former officer of Mind Solutions, Inc. The note bears no interest and is payable upon demand. The note payable balance as of December 31, 2012 and 2011 was $279,133 and $190,998.

NOTE 11 – ACCOUNTS PAYABLE TO RELATED PARTIES

Before the merger on October 19, 2012, Mind Solutions, Inc. borrowed cash from its then parent company, Mind Solutions, Inc (Canada). At December 31, 2012 and 2011 the balances due to Mind Solutions, Inc. (Canada) were $111,610.

The Company was advanced money from Iceweb Storage Corporation Inc, a related party to the Company, at zero percent interest, for working capital commitments. At December 31, 2012 and 2011 the balances due to Iceweb Storage Corporation Inc., were $3,500 and $0. In total the Company had accounts payable to related parties balances at December 31, 2012 and 2011 of $115,110 and $111,610.

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. The Company issued 196,000,000 shares of common stock for all the outstanding stock of Mind Solutions, Inc. Following the Merger and recapitalization of the Company, there were 243,031,098 shares of the Company’s common stock outstanding, of which 196,000,000, approximately 81%, are held by the former shareholders of MSI.

From October 19, 2012 to December 31, 2012 the Company issued 10,400,000 shares of common stock to consultants for services rendered. The Company valued these shares at market on the date of issuance which resulted in an expense of $776,000. The Company also issued 500,000 share for $10,000 cash and 7,000,000 shares to Mind Technologies, Inc. as consideration for a licensing agreement. The Company recorded an asset of $490,000 which was calculated using the fair market value of $.07 on the date of the licensing agreement.

In the year ended December 31, 2012 the chief executive officer Kerry Driscoll contributed $61,000 cash to the Company. The Company recorded this contribution as additional paid in capital.

NOTE 13 – STOCK OPTIONS

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

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 13 – STOCK OPTIONS (continued)

2009 Plan (continued)

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

The Company had no compensation cost for options amounts during the years ended December 31, 2012 and 2011.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at December 31, 2012 or 2011.

A summary of stock option activity during 2012 and 2011 of the Company’s stock option plans is as follows:

	Year ended December 31, 2012			Year ended December 31, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	266,667	$ 0.97	-	1,937,346	$ 3.50	-

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(75,000)	0.70	-	(1,670,679)	3.70	-

Balance at end of year	191,667	1.08	-	266,667	0.97	-

Options exercisable at end of year	191,667	$ 1.08	-	266,667	$ 0.97	-

Weighted average fair value of
options granted during year		-			-

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 13 – STOCK OPTIONS (continued)

2009 Plan (continued)

The following table summarizes information about employee stock options outstanding at December 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price ($)	2012	Life	Price ($)	2012	Price ($)

0.70	75,000	2.40 years	.070	75,000	0.70
1.32	116,667	2.13 years	1.32	116,667	1.32
	191,667			191,667	1.08

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$-

NOTE 14 – COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $17,528 in accrued interest.

During fiscal 2012, we terminated our office lease and have no future rent commitments at December 31, 2012. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space.

The commitments over the next three years are as follows:

Year	Commitments
2013	$—
2014	$—
2015	$—

VOIS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 15 – INCOME TAX NOTE

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$168,500	$ 100,500

Less valuation allowance	(168,500)	(100,500)

Deferred tax assets, net of valuation allowance	$-	$ -

At December 31, 2012, the Company had net operating loss carryforwards of approximately $364,000 that may be offset against future taxable income from the year 2013 to 2033. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 16 - SUBSEQUENT EVENTS

During the quarter ended March 31, 2013 the company received $32,500 for a convertible debenture note.

