Form 10-K/A
period 2012-12-31
VOIS Inc.
filed 2013-04-18
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

VOIS, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities Exchange Commission on April 10, 2013 to correct typographical error in the December 31, 2011 Additional Paid in Capital figure in the Balance Sheet and the May 24, 2002 (Date of Inception) to December 31, 2012 Non-Cash Investing and Financing Activities figures in the Cash Flow Statement. We have made no further changes to the previously filed Form 10-K.

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

VOIS Inc.

April 18, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry Driscoll	Chief Executive Officer	April 18, 2013
Kerry Driscoll

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

BALANCE SHEET AS OF DECEMBER 31, 2012 AND 2011	F-4

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,	F-5
2012 AND 2011

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-6
YEARS ENDED DECEMBER 31, 2012 AND 2011

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,	F-7
2012 AND 2011

NOTES TO THE FINANCIAL STATEMENTS	F-8 - F-19
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

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

VOIS, INC.
BALANCE SHEETS
(A Development Stage Company)
(Audited)
	December 31,	December 31,
Assets:	2012	2011
Current Assets
Cash and Cash Equivalents	$ 208	$ 942

Total Current Assets	208	942

Fixed Assets
Property Plant & Equipment	684	684
Accumulated Depreciation	(218)	(120)

Total Fixed Assets	466	564

Other Assets
Marketable securities available-for-sale securities	390,000	1,020,000
Advances to Related Party	4,907	5,347

Total Other Assets	394,907	1,025,347

Total Assets	$ 395,581	$ 1,026,853

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$ 429,264	$ 535
Accounts Payable to Related Parties	115,110	111,610
Accrued Interest	239,543	-
Notes Payable	145,000	-
Notes Payable to Related Parties	279,133	190,998

Total Liabilities	1,208,050	303,143

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	0	0
Common Stock, $0.001 par value 1,000,000,000
shares authorized, 260,931,098 and 100,000 shares
issued and outstanding	260,931	47,031
Additional Paid-In Capital	589,916	763,069
Accumulated Comprehensive Income (Loss)	(420,000)	210,000
Deficit Accumulated During the Development Stage	(1,243,316)	(296,390)
Total Stockholders' Equity (Deficit)	(812,469)	723,710

Total Liabilities and Stockholders' Equity	$ 395,581	$ 1,026,853

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

VOIS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A Development Stage Company)
(Audited)

					Additional	Accumulated
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance May 24, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued to founder	47,031,098	47,031	-	-	(46,931)	-	-	100
Net loss for year	-	-	-	-	-	-	(100)	(100)
Balance December 31, 2002	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2003	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2004	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2005	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2006	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2007	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2008	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-	-	-	-	-	-	-
Balance December 31, 2009	47,031,098	47,031	-	-	(46,931)	-	(100)	-
Net loss for year	-	-			-	-	(145,634)	(145,634)
Balance December 31, 2010	47,031,098	47,031	-	-	(46,931)	-	(145,734)	(145,634)
Investment	-	-	-	-	810,000	210,000	-	1,020,000
Net loss for year	-	-	-	-	-	-	(150,656)	(150,656)
Balance December 31, 2011	47,031,098	47,031	-	-	763,069	210,000	(296,390)	723,710
Recapitalization	196,000,000	196,000	-	-	(1,002,253)	-	-	(806,253)
Capital contribution from officer	-	-	-	-	61,000	-	-	61,000
Investment adjustment to fmv	-	-	-	-	-	(630,000)	-	(630,000)
Stock issued for cash	500,000	500	-	-	9,500	-	-	10,000
Stock issued for services	10,400,000	10,400	-	-	765,600	-	-	776,000
Stock issued for licensing agreement	7,000,000	7,000	-	-	(7,000)	-	-	-
Net loss for year	-	-	-	-	-	-	(946,926)	(946,926)
Balance December 31, 2012	260,931,098	$ 260,931	-	$ -	$ 589,916	$ (420,000)	$ (1,243,316)	$ (812,469)

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Audited)
			From Inception
			(May 24, 2002) to
	For the Years Ended December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (946,926)	$ (150,656)	$ (1,243,316)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for Services	776,000	-	776,100
Depreciation	98	98	218
Changes in Operated Assets and Liabilities:
(Increase) decrease in advances to related parties	440	(5,347)	3,114
Increase in accounts payable and accrued expenses	10,519	535	3,033
Increase in accounts payable to related parties	-	109,284	111,610
Net cash (used) in operating activities	(159,869)	(46,086)	(349,241)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	-	-	(684)
Net Cash Used by Investing Activities	-	-	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	10,000	-	10,000
Proceeds from officer contributions	61,000	-	61,000
Proceeds from notes payable to related parties	101,835	-	418,769
Payments on notes payable to related parties	(13,700)		(139,636)
Net Cash Provided by Financing Activities	159,135	-	350,133

Net (Decrease) Increase in Cash	(734)	(46,086)	208
Cash at Beginning of Period	942	47,028	-
Cash at End of Period	$ 208	$ 942	$ 208

Supplemental Disclosures:
Income Taxes Paid	$ -	$ -	$ -

Interest Paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$ -	$ -	$ -

Issuance of common stock in payment of related party
debt	$ -	$ -	$ -

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

