Form 10-Q
period 2013-03-31
VOIS Inc.
filed 2013-05-15
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

VOIS INC.

(Exact name of registrant as specified in its charter)

Florida	01-0719410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 E. Willow Street, Signal Hill, CA	90755
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(858) 461-0423

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 15, 2013, 392,684,288 shares of common stock are issued and outstanding.

2

VOIS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Information
VOIS, INC.
BALANCE SHEETS
(Development Stage Company)

	March 31,	December 31,

Assets	2013	2012
Current assets
Cash and equivalents	$ 17,721	$ 208
Prepaids	403,580	-

Total current assets	421,301	208

Property and equipment-net	442	466

Other assets
Marketable securities available-for-sale securities	-	390,000
Advances to related party	4,907	4,907

Total other assets	4,907	394,907

Total assets	$ 426,650	$ 395,581

Liabilities and stockholders' deficit
Accounts payable & accrued expenses	$ 398,416	$ 429,264
Accounts payable to related parties	3,500	115,110
Accrued interest	249,329	239,543
Derivative liability	41,003	-
Notes payable	145,000	145,000
Note payable to related party	-	279,133
Convertible note payable	98,000	-
Convertible note payable to related party	233,548	-

Total liabilities	1,168,796	1,208,050

Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued and outstanding,
at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 1,000,000,000
shares authorized, 392,684,288 and 260,931,098 shares
issued and outstanding, at March 31, 2013 and
December 31, 2012, respectively.	392,684	260,931
Additional paid-in capital	1,332,463	589,916
Accumulated comprehensive loss	(330,000)	(420,000)
Deficit accumulated during the development stage	(2,137,293)	(1,243,316)

Total stockholders' deficit	(742,146)	(812,469)

Total liabilities and stockholders' deficit	$ 426,650	$ 395,581

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception (May 24, 2002) to March 31,
	2013	2012	2013

Revenues	$ -	$ -	$ -
Cost of services	-	-	-

Gross profit	-	-	-

Operating expenses
Consulting	885,114	17,057	964,546
General and administration	69,685	175	1,224,725
Total operating expenses	954,799	17,232	2,189,271

Loss from operations	(954,799)	(17,232)	(2,189,271)

Other income and (expenses)
Interest expense	(9,785)	-	(18,629)
Derivative interest	(41,003)	-	(41,003)
Forgiveness of debt	111,610	-	111,610

Total other income and (expenses)	60,822	-	51,978

Net loss before taxes	(893,977)	(17,232)	(2,137,293)

Tax provisions	-	-	-

Net loss after taxes	$ (893,977)	$ (17,232)	$ (2,137,293)

Other comprehensive income
Gain on available-for-sale securities	90,000	390,000	(330,000)

Other comprehensive income (loss)	$ (803,977)	$ 372,768	$ (2,467,293)

Basic & diluted loss per share	$ -	$ -

Weighted average shares outstanding	297,676,320	47,031,098

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

	For the Three Months Ended March 31,		From Inception (May 24, 2012) to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (893,977)	$ (17,232)	$ (2,137,293)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	794,300	-	1,570,400
Derivative expense from convertible notes	41,003	-	41,003
Available-for-sale securities compensation	480,000	-	480,000
Forgiveness of debt	(111,610)	-	(111,610)
Depreciation	24	24	242
Changes in operated assets and liabilities:
Advances to related parties	-	1,000	3,114
Prepaids	(403,580)	-	(403,580)
Accounts payable and accrued expenses	(21,062)	(534)	(18,029)
Accounts payable to related parties	-	-	111,610
Net cash used in operating activities	(114,902)	(16,742)	(464,143)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase equipment	-	-	(684)
Net cash used by investing activities	-	-	(684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	10,000
Proceeds from officer contributions	-	-	61,000
Proceeds from convertible notes	98,000	-	98,000
Proceed from convertible note to related party	48,100	-	48,100
Payments on convertible note to related party	(13,685)	-	(13,685)
Proceeds from notes payable to related parties	-	15,535	418,769
Payments on notes payable to related parties	-	-	(139,636)
Net cash provided by financing activities	132,415	15,535	482,548

Net (decrease) increase in cash	17,513	(1,207)	17,721
Cash at beginning of period	208	942	-
Cash (overdraft) at end of period	$ 17,721	$ (265)	$ 17,721

Supplemental Disclosures:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

6

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in payment of non-related
party debt	$ 80,000	$ -	$ 80,000

Consulting fees paid with available-for-sale securities
asset	$ 480,000	$ -	$ 480,000

The accompanying notes are an integral part of these financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

VOIS Inc. (the “Company”) was incorporated in the State of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000; its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the Company name was changed to MedStrong International Corporation. On March 30, 2007, the Company’s name was changed to VOIS Inc. On October 19, 2012, the Company executed a merger agreement with Mind Solutions, Inc. whereas Mind Solutions, Inc. became the surviving company. Mind Solutions, Inc. was incorporated under the state laws of Nevada on May 24, 2002 under the name Red Meteor Media Inc. The Company changed its name to Prize Entertainment Inc. in November of 2003 and then again to Mind Solutions, Inc. in January of 2011.

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposes this agreement was treated as a reverse merger. The operations of the Company became those solely of Mind Solutions, Inc. In connection with the merger agreement, the Company then changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31.

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

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 18, 2013 (the “2012 Annual Report”).

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Cash and equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents.

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the three months ended March 31, 2013 and 2012 advertising and marketing expense were $1,590 and $0 respectively.

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

E. Stock-based compensation

We record share based payments under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107,” SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, the Company adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F. Income Taxes

The Company adopted FASB ASC Topic 740, Income Taxes, at its inception. Under FASB ASC Topic 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

G. Earnings (loss) per share

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

I. Fair value of financial instruments measured on a recurring basis (continued)

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

J. Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K. Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

The Company has adopted all accounting pronouncements issued since December 31, 2007, none of which had a material impact on the Company’s financial statements.

NOTE 4 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of March 31, 2013, the Company had an accumulated deficit during development stage of $2,137,293, which included a net loss of $893,977 reported for the three months ended March 31, 2013. Also, during the year ended December 31, 2013 the Company used net cash of $114,902 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

At March 31, 2013 and December 31, 2012 the Company recorded prepaid expense of $403,581 and $0. The prepaid asset recorded at March 31, 2013 was the result of the Company executing four consulting contracts for future services.

On January 24, 2013, the Company issued 10,000,000 common shares to Brent Fouch, the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for (1) one year of financial and business services. The Company valued the services at the closing market stock price on the date of the agreement which was $0.029 per share which resulted in a prepaid of $290,000. At March 31, 2013 the Company adjusted the prepaid balance to record the term of the contract completed which resulted in the recognition of a consulting expense of $53,233 and a reduction of prepaid expense by the same amount leaving a prepaid balance of $236,767.

On February 28, 2013, the Company issued 15,000,000 common shares to Brent Fouch, the former CEO of Mind Solutions, Inc., pursuant to a second executed consulting contract for three months consulting services. The second consulting contract is for services to finalize the SDK software system for the Company’s EEG headset. The Company valued the services at the closing market stock price on the date of the agreement which was $0.0077 per share which resulted in a prepaid of $115,500. At March 31, 2013 the Company adjusted the prepaid balance to record the term of the contract completed which resulted in the recognition of a consulting expense of $50,612 and a reduction of prepaid expense by the same amount leaving a prepaid balance of $64,888.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 5– PREPAIDS (continued)

On March 18, 2013, the Company issued 10,000,000 common shares to Christian Hansen, pursuant to an executed consulting contract for (6) months of consulting services. The Company valued the services at the closing market stock price on the date of the agreement which was $0.0024 per share which resulted in a prepaid of $24,000. At March 31, 2013 the Company adjusted the prepaid balance to record the term of the contract completed which resulted in the recognition of a consulting expense of $855 and a reduction of prepaid expense by the same amount leaving a prepaid balance of $23,145.

On March 22, 2013, the Company issued 30,000,000 common shares to Relaunch Consulting Group, pursuant to an executed consulting contract for (1) year of consulting services. The Company valued the services at the closing market stock price on the date of the agreement which was $0.0027 per share which resulted in a prepaid of $81,000. At March 31, 2013 the Company adjusted the prepaid balance to record the term of the contract completed which resulted in the recognition of a consulting expense of $2,219 and a reduction of prepaid expense by the same amount leaving a prepaid balance of $78,780.

The following is a summary of recognized prepaid expenses per consulting contracts.

	March 31, 2013	December 31, 2012
Brent Fouch	$301,655	$—
Christian Hansen	23,145	—
Relaunch Consulting Group	78,780	—
	$403,580	$—

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31, 2013	December 31, 2012
Furniture	$684	$684
Total	684	684
Less: Accumulated depreciation	(242)	(218)
Property & equipment, net	$442	$466

Depreciation expense for the three months ended March 31, 2013 and 2012 was $24.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Services

On January 24, 2013, the Company issued 10,000,000 common shares to Brent Fouch, the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for (1) one year of financial and business services to be provided to the Company (See Note 5 for details).

On February 1, 2013, the Company issued 10,000,000 common shares to Mark Lucky, the former CEO of the Company, for services provided during the reverse merger transition period. The Company recorded an expense based on the closing price of the stock on the date of issuance which was $0.0263 resulting in a consulting expense of $164,466 being recorded.

On February 28, 2013, the Company issued 15,000,000 common shares to Brent Fouch, the former CEO of Mind Solutions,

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Consulting Services (continued)

Inc., pursuant to a second executed consulting contract for three months consulting services to be provided to the Company. The second consulting contract is for services to finalize the SDK software system for the Company’s EEG headset (See Note 5 for details).

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At March 31, 2013 and December 31, 2012, the balance due to Iceweb Storage Corporation Inc., was $3,500.

The Company had outstanding advances from Mind Solutions, Inc (Canada), the former parent company of Mind Solutions, Inc. The advances totaling $111,610 were forgiven in the first quarter of 2013 in part from the dissolution of Mind Solutions, Inc. (Canada). Brent Fouch was the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of Mind Solutions, Inc. which is a wholly owned subsidiary of the Company. At March 31, 2013 and December 31, 2012 the balances due to Mind Solutions, Inc. (Canada) were $0 and $111,160.

In total the Company had accounts payable to related parties balances at March 31, 2013 and December 31, 2012 of $3,500 and $115,110, respectively.

Advances to related party

Over the years, Mind Solutions, Inc. has advanced cash to and from its affiliate Mind Technologies Inc. Brent Fouch is the chief executive officer of Mind Technologies, Inc. and is the former chief executive officer of Mind Solutions Inc. After the Company’s reverse merger with Mind Solutions, Inc., the related parties of Mind Solutions, Inc. are now those of the Company’s. The advances are non-interest bearing and payable on demand. At March 31, 2013 and December 31, 2012, the Company had advances to related party balances of $4,907.

License Agreement

The Company has signed a licensing agreement with Mind Technologies, Inc. for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. The Company issued 7 million common shares as consideration for the licensing agreement. Mind Technologies, Inc. is a related party to the Company because its chief executive officer Brent Fouch is also the former chief executive officer of Mind Solutions, Inc., a wholly owned subsidiary of the Company. See note 9 for more details on licensed products.

Available-for-Sale Securities

The former sole officer of Mind Solutions, Inc., Brent Fouch, was a former officer of Rapid Fire Marketing, Inc. up until August of 2009. In December of 2011, Rapid Fire Marketing, Inc. contributed 10,000,000 preferred shares to Mind Solutions, Inc., a wholly owned subsidiary of the Company. Further details on this transaction are described in note 8.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Convertible Note Payable- Related Party

The Company has an outstanding convertible note payable to Mind Solutions, Inc. former chief executive officer Brent Fouch. Further details are described in note 11.

Free office space provided by chief executive officer

The Company has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

On March 31, 2013, the 10,000,000 preferred shares of Rapid Fire Marketing, Inc. were transferred from the Company to Brent Fouch for consulting compensation. The fair market value of the shares on the date of transfer was $0.0016 which resulted in the company recording a consulting expense of $480,000 and writing off the entire securities available-for-sale balance.

Other Comprehensive Income/Loss

For the three months ended March 31, 2013 and 2012, the Company had a $90,000 and $390,000 unrealized gain on securities available-for-sale that was recorded as other comprehensive income on the statements of operations.

NOTE 9 – LICENSED PRODUCTS

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc. for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 7 million common shares to Mind Technologies, Inc. as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at March 31, 2013 and December 31, 2012, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the three months ended March 31, 2013, the Company entered into six convertible note agreements.

In January of 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $32,500 convertible note payable due interest at 8% per annum, unsecured, and due September 30, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $44,656 using the Black Scholes Model which will be spread over the life of the loan.

On February 5, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $16,500 convertible note payable with interest of 10% per annum, unsecured, and due October 5, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $17,749 using the Black Scholes Model which will be spread over the life of the loan.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – CONVERTIBLE NOTES PAYABLE (continued)

On February 5, 2013, Magna Group, LLC was assigned $40,000 of the Company’s convertible note payable related party debt. In connection with the assignment of debt, the Company then entered into a Securities Purchase Agreement with Magna Group, LLC for a $40,000 convertible note payable with interest of 10% per annum, unsecured, and due October 5, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. On February 8, 2013 Magna Group, LLC exercised its option to convert $10,000 of debt into 727,272 common shares. On February 14, 2013 Magna Group, LLC exercised its option to convert $15,000 of debt into 8,797,653 common shares. On February 27, 2013 Magna Group, LLC exercised its option to convert $15,000 of debt into 8,522,727 common shares leaving no principle balance remaining on the convertible note. The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior March 31, 2013.

On March 5, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $32,500 note payable due interest at 8% per annum, unsecured, and due December 5, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $86,710 using the Black Scholes Model which will be spread over the life of the loan.

On March 7, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $16,500 note payable with interest of 10% per annum, unsecured, and due November 7, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $20,742 using the Black Scholes Model which will be spread over the life of the loan.

On March 7, 2013, Magna Group, LLC was assigned $40,000 of the Company’s convertible note payable related party debt. In connection with the assignment of debt, the Company then entered into a Securities Purchase Agreement with Magna Group, LLC for a $40,000 convertible note payable with interest of 10% per annum, unsecured, and due November 7, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. On March 13, 2013, Magna Group, LLC exercised its option to convert $25,000 of debt into 14,662,757 common shares. On March 21, 2013, Magna Group, LLC exercised its option to convert $15,000 of debt into 16,042,781 common shares leaving no principle balance remaining on the convertible note. The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior March 31, 2013.

The total amount of principle and accrued interest on convertible notes payable is as follows:

	March 31, 2013	December 31, 2012
Convertible Notes Payable- Asher Enterprises, Inc.	$65,000	$-
Convertible Notes Payable- Magna Group, LLC	-	-
Convertible Notes Payable- Hanover Holdings I, LLC	33,000	-
Accrued Interest	941	-
Derivative Liability	41,003	-
Total	$139,944	-

For the three months ended March 31, 2013 and 2012, respectively, the Company recorded a derivative expense of $41,003 and $0.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 11– CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company has an outstanding convertible note payable to Brent Fouch, a former officer of Mind Solutions, Inc. The note bears no interest and is payable upon demand. The Company and note holder agreed to amend the note on January 1, 2013 to add a conversion feature. The conversion feature allows the holder to convert the loan into common shares of the Company at the fair market stock price on the notice of conversion date with no discount whatsoever. The Company did not record a derivative expense with the amendment of the note payable because the conversion feature amended into the note is at market with no discount which excludes it from being a derivative instrument. In the first quarter of 2013, Brent Fouch assigned $80,000 of his outstanding loan to Magna Group, LLC, an unrelated third party. The convertible note payable to related party balance at March 31, 2013 and December 31, 2012 was $233,548 and $0, respectively.

NOTE 12– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	March 31, 2013	December 31, 2012
Notes Payable	$145,000	$145,000
Interest and Penalty	229,266	222,016
Total	$374,266	$367,016

The outstanding notes due to the defendants in the aggregate amount of $145,000, which are unsecured and were issued at the time they were members of our board of Directors, remain past due.  The defendants elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At March 31, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $229,266 and $222,016 in accrued interest and penalties.

NOTE 13– STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

In the three months ended March 31, 2013, the Company issued 131,753,190 shares of common stock. Of the 131,753,190 shares issued, 83,000,000 shares were to consultants for services and 48,753,190 shares were to a non related convertible note holder for the reduction of $80,000 in debt. The shares for services were issued to five consultants and were valued at the fair market price of the stock on the date of issuance. The Company spread the non cash consulting expense over the life of the respective consulting contracts which ranged from (3) three to (12) twelve months. The portion of the contract term yet to be provided was recorded as a prepaid asset and disclosed in detail in note 6. For the three months ended March 31, 2013, the Company recorded $390,720 in consulting expense and $403,580 in prepaid expense from the issuance of shares to consultants.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 14– STOCK OPTIONS

2009 Plan

On April 17, 2009, our board of directors authorized the 2009 Plan covering 5,000,000 shares of common stock.   The 2009 Plan was required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our board of directors granted options to purchase an aggregate of 970,000 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share.

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

On October 30, 2009 our board of directors amended options to purchase an aggregate of 832,500 shares of our common stock with exercise prices ranging from $0.70 to $1.40 per share granted under our 2009 Equity Compensation Plan. These shares are held by members of management, an employee, and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and, at the same time, to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012
Exercise price:	$0.70	$0.70
Market price at date of grant:	$0.60	$0.60
Volatility:	542%-551%	542%-551%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.31%-0.34%	0.31%-0.34%

The Company had no compensation cost for options amounts during the three months ended March 31, 2013 and for the year ended December 31, 2012.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at March 31, 2013 and December 31, 2012.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 14– STOCK OPTIONS (continued)

2009 Plan (continued)

A summary of stock option activity during the three months ended March 31, 2013 and year ended December 31, 2012 of the Company’s stock option plans is as follows:

	Year ended March 31, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	191,667	$ 1.08	-	266,667	$ 0.97	-

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(75,000)	.70	-

Balance at end of year	191,667	1.08	-	191,667	1.08	-

Options exercisable at end of period	191,667	$ 1.08	-	191,667	$ 1.08	-

Weighted average fair value of
options granted during year		-			-

The following table summarizes information about employee stock options outstanding at March 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price ($)	2013	Life	Price ($)	2013	Price ($)

0.70	75,000	1.67 years	.070	75,000	0.70
1.32	116,667	1.5 years	1.32	116,667	1.32
	191,667			191,667	1.08

The following activity occurred under the Company’s plans:

	March 31,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$-

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE 15– COMMITTMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At March 31, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $19,122 and $17,528 in accrued interest.

During fiscal 2012, we terminated our office lease and have no future rent commitments at March 31, 2013. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space.

The commitments over the next three years are as follows:

Year	Commitments
2013	$—
2014	$—
2015	$—

NOTE 16- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

PART II

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

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at March 31, 2013, we had a working capital deficit of $1,168,334 and an accumulated deficit of $2,137,293.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Three Months ended March 31, 2013

During the three months ended March 31, 2013 and 2012 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and administrative expenses increased by $937,567 (98.9%) to $954,799 from $17,232, for the three months ended March 31, 2013 and 2012, respectively.

Consulting expense increased by $868,057, to $885,114 from $17,057, for the three months ended March 31, 2013 and 2012, respectively, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

Professional fee expense increased by $60,623 as compared to $-0-, for the three months ended March 31, 2013 and 2012, respectively, primarily due to increased accounting and legal fees due to the merger with Mind Solutions, Inc.

Interest expense increased to $9,785 as compared to $-0- for the three months ended March 31, 2013 and 2012, respectively. The increase is a result of the Company executing a reverse merger with Mind Solutions, Inc. The liabilities from Vois were carried forward after the reverse merger. The interest expense of $9,785 for the three months ended March 31, 2013 was accrued. No interest was paid for the quarter.

Derivative interest increased to $41,003 as compared to $0 for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the derivative liability that was calculated using the Black Scholes Model regarding the newly issued convertible debentures.

Forgiveness of debt increased to $111,610 as compared to $0 for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the dissolution of an affiliated entity to the Company’s subsidiary Mind Solutions, Inc. which were recorded as accounts payable to related parties.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2013 and December 31, 2012:

	March 31,	December 31,	$	%
	2013	2012	Change	Change

Working Capital	$ (747,495)	$ (1,207,842)	$ 460,347	38.1%
Cash	17,721	208	17,513	Greater than 100%
Total current assets	403,580	208	403,372	Greater than 100%
Total assets	426,650	885,581	(458,931)	(51.8)%
Accounts payable and accrued liabilities	401,916	544,374	(142,458)	(26.2)%
Notes payable and accrued interest	725,877	663,676	62,201	9.4%
Total current liabilities	1,168,796	1,208,050	(39,254)	(3.2) %
Total liabilities	1,168,796	1,208,050	(39,254)	(3.2)%

At March 31, 2013, our working capital deficit decreased as compared to December 31, 2012 primarily as a result of an increase in current assets of $403,372, which were from an increase in prepaids for stock issued to consultants for future services.

Operating activities

Net cash used for continuing operating activities during the three months ended March 31, 2013 was $114,902. Non-cash items totaled approximately $779,075 which included the following:

•	$794,300 representing the value of shares issued to consultants for services rendered to the Company
•	$41,003 of derivative expense, estimated from convertible notes outstanding
•	$480,000 in available for sale securities compensation to consultant
•	$111,610 of forgiveness of debt from accounts payable to related parties
•	$24 of depreciation
•	$403,580 increase in prepaids from stock issued to consultants for future services
•	$21,062 increase in accounts payable and accrued expenses

Net cash used for continuing operating activities during the three months ended March 31, 2013 was $16,742. Non-cash items totaling approximately $490 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$1,000 decrease in advances to related parties
•	$534 increase in accounts payable and accrued expenses
•	$24 of depreciation expense

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $132,415 as compared to $15,535 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, we received $98,000 from the issuance of convertible notes, $48,000 from the issuance of notes to related party, and paid $13,685 on convertible notes to related party. During the three months ended March 31, 2012 we received $15,535 from notes payable to related parties.

Critical Accounting Policies

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123 and superseded Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R) now FASB ASC 718, Compensation-Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107.” SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006 year, we adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.   Such compensation amounts are amortized over the respective vesting periods of the options granted.

Accounting Pronouncements Recently Adopted

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) (ASU 2010-09) which provides an update to Topic 855, Subsequent Events. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2013, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Form of Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Form of Restated Certificate of Incorporation (3)
3.6	Certificate of Amendment to the Certificate of Incorporation (4)

3.7	Form of Restated Certificate of Incorporation (4)
3.9	Bylaws (1)
3.10	Certificate of Domestication and Articles of Incorporation as filed with the Secretary of State of Florida on March 18, 2010 (15)
3.11	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on June 18, 2010 (17)
3.12	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State on October 29, 2010 (18)
10.1	Asset Purchase and Assignment Agreement dated February 1, 2007 by and between Vois Networking, Inc. and Medstrong International Corporation (5)
10.2	2002 Stock Option Plan (8)
10.3	2007 Equity Compensation Plan (6)
10.4	Amendment No. 1 to the 2002 Stock Option Plan (9)
10.5	Form of Loan Restructuring Agreement between the company and the note holders (10)
10.6	Employment letter agreement dated January 8, 2007 with Mr. Schultheis (11)
10.7	Employment letter agreement dated January 8, 2007 with Mr. Tabin (11)
10.8	Form of Stock Purchase Agreement by and among Trackside Brothers LLC , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger &Beilly LLP (12)
10.9	Form of Stock Purchase Agreement by and among Carrera Capital Management, Inc. , VOIS Partners LLC, VOIS Inc. and Schneider Weinberger &Beilly LLP (12)
10.10	Form of Stock Purchase Agreement by and among JAB Interactive LLC, VOIS Partners LLC, VOIS Inc. and Schneider Weinberger &Beilly LLP (12)
10.11	Lease for principal executive offices (13)
10.12	Form of Agreement dated December 19, 2009 between VOIS Inc. and Gary Schultheis and Herb Tabin (14)
10.13	2010 Equity Compensation Plan (16)
10.14	Subscription Agreement dated as of November 3, 2010 between VOIS Inc. and IceWEB, Inc. (19)
14.1	Code of Business Conduct and Ethics (7)
23.1	Consent of Sherb& Co., LLP*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial and accounting officer *

*           filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-1, SEC File No. 333-57468, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2007.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.
(8)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 10, 2002.
(9)	Incorporated by reference to the definitive proxy on Schedule 14A as filed on July 11, 2003.
(10)	Incorporated by reference to Annual Report on Form 10-KSB/A for the period ended December 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on February 5, 2007.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on November 1, 2007.
(13)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2009.
26

(14)	Incorporated by reference to the Current Report on Form 8-K as filed on December 23, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on March 24, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on June 23, 2010.
(18)	Incorporated by reference to the Current Report on Form 8-K as filed on October 30, 2010.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on November 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOIS Inc.

May 15, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

28