Form 10-Q
period 2013-06-30
VOIS Inc.
filed 2013-08-07
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 7, 2013, 537,671,185 shares of common stock are issued and outstanding.

2

3

Part I. FINANCIAL INFORMATION

Item 1. Financial Information

VOIS, INC.
BALANCE SHEETS (Development Stage Company)

	June 30,	December 31,
Assets:	2013	2012
Current Assets
Cash and Cash Equivalents	$43,892	$208
Prepaids	233,943	—
Total Current Assets	277,835	208

Fixed Assets
Property Plant & Equipment	86,717	684
Accumulated Depreciation	(83,378)	(218)
Total Fixed Assets	3,339	466

Other Assets
Marketable securities available-for-sale securities	—	390,000
Advances to Related Party	4,907	4,907
Total Other Assets	4,907	394,907

Total Assets	$286,081	$395,581

Liabilities and Stockholders' Deficit:
Liabilities
Accounts Payable & Accrued Expenses	$388,635	$429,264
Accounts Payable to Related Parties	3,500	115,110
Accrued Interest	262,444	239,543
Derivative Liability	103,325	—
Notes Payable	145,000	145,000
Note Payable to Related Party	—	279,133
Convertible Note Payable	275,000	—
Convertible Note Payable to Related Party	61,096	—
Total Liabilities	1,239,000	1,208,050

Stockholders' Deficit:
Preferred Stock, $0.001 par value; 10,000,000
shares authorized, 0 shares issued and outstanding
at June 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 3,000,000,000
shares authorized, 501,307,519 and 260,931,098 shares
issued and outstanding at June 31, 2013
and December 31, 2012	501,307	260,931
Additional Paid-In Capital	1,379,621	589,916
Accumulated Comprehensive Loss	(330,000)	(420,000)
Deficit Accumulated During the Development Stage	(2,503,847)	(1,243,316)
Total Stockholders' Deficit	(952,919)	(812,469)

Total Liabilities and Stockholders' Deficit	$286,081	$395,581

The accompanying notes are an integral part of these financial statements.
5

VOIS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 24, 2002) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$—	$—	$—	$—	$—
Cost of Services	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating expenses:
Consulting	220,378	17,872	1,105,492	34,929	1,184,924
Professional Fees	30,317	8,861	90,939	8,861	151,126
General and Administration	8,960	5,705	18,023	5,880	1,112,876
Total operating expenses	259,655	32,438	1,214,454	49,670	2,448,926

Loss from operations	(259,655)	(32,438)	(1,214,454)	(49,670)	(2,448,926)

Other Income and (Expenses):
Interest Expense	(13,115)	—	(22,900)	—	(31,744)
Derivative Interest	(93,784)	—	(134,787)	—	(134,787)
Forgiveness of Debt	—	—	111,610	—	111,610
Total Other Income and (Expenses)	(106,899)	—	(46,077)	—	(54,921)

Net Loss before taxes	(366,554)	(32,438)	(1,260,531)	(49,670)	(2,503,847)

Tax provisions	—	—	—	—	—

Net Loss After Taxes	$(366,554)	$(32,438)	$(1,260,531)	$(49,670)	$(2,503,847)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	—	(750,000)	90,000	(360,000)	(330,000)

Other Comprehensive Income (Loss)	$(366,554)	$(782,438)	$(1,170,531)	$(409,670)	$(2,833,847)

Basic & diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average shares outstanding	444,583,150	47,031,098	371,535,540	47,031,098

The accompanying notes are an integral part of these financial statements.

VOIS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

			From Inception
	For the Six Months Ended		(May 24, 2002) to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(1,260,531)	$(49,670)	$(2,503,847)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	829,900	—	1,606,000
Derivative expense from convertible notes	103,325	—	103,325
Available-for-sale securities compensation	480,000	—	480,000
Forgiveness of debt	(111,610)	—	(111,610)
Depreciation	1,520	49	1,738
Changes in Operated Assets and Liabilities:
Advances to related parties	—	(5,160)	3,114
Prepaids	(233,943)	—	(233,943)
Accounts payable and accrued expenses	17,728	3,965	20,761
Accounts payable to related parties	—	—	111,610
Net cash used in operating activities	(173,611)	(50,816)	(522,852)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—	(684)
Net cash used by investing activities	—	—	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	202,000	—	202,000
Proceed from convertible note to related party	48,100	—	48,100
Payments on convertible note to related party	(32,805)	—	(32,805)
Proceeds from notes payable to related parties	—	50,435	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	217,295	50,435	567,428

Net (decrease) increase in cash	43,684	(381)	43,892
Cash at beginning of period	208	942	—
Cash (overdraft) at end of period	$43,892	$561	$43,892

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non-related
party debt	$113,324	$—	$113,324

Issuance of common stock in payment of related party debt	$51,000	$—	$51,000

Consulting fees paid with available-for-sale securities asset	$480,000	$—	$480,000

Stock issued for assets	$90,000	$—	$90,000

The accompanying notes are an integral part of these financial statements.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the six months ended June 30, 2013 and 2012 advertising and marketing expense were $2,505 and $0 respectively.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

June 30, 2013

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; . a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

June 30, 2013

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

As of June 30, 2013, the Company had an accumulated deficit during development stage of $2,503,847, which included a net loss of $1,260,531 reported for the six months ended June 30, 2013. Also, during the six months ended June 30, 2013 the Company used net cash of $173,611 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

At June 30, 2013 and December 31, 2012 the Company recorded prepaid expense of $233,943 and $0. The prepaid asset recorded at June 30, 2013 was the result of the Company executing four consulting contracts for future services.

The following is a summary of recognized prepaid expenses per consulting contracts.

	Sunday, June 30, 2013	Monday, December 31, 2012

Brent Fouch	$164,267	$—
Christian Hansen	11,145	—
Relaunch Consulting Group	58,531	—

	$233,943	$—

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	Sunday, June 30, 2013	Monday, December 31, 2012

Equipment	$82,531	$—
Furniture	4,186	684
Total	86,717	684
Less accumulated Depreciation	(83,378)	(218)
Property and equipment, net	$3,339	$466

In the three months ended June 30, 2013 the Company acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the three months ended June 30, 2013 and 2012 was $1,520 and $49.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Services

On May 1, 2013, the Company issued 10,000,000 common shares to Brent Fouch, the former CEO of Mind Solutions, Inc., pursuant to a third executed consulting contract for services rendered with the asset acquisition from Mind Technologies, Inc.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At June 30, 2013 and December 31, 2012, the balance due to Iceweb Storage Corporation Inc., was $3,500.

The Company had outstanding advances from Mind Solutions, Inc (Canada), the former parent company of Mind Solutions, Inc. The advances totaling $111,610 were forgiven in the first quarter of 2013 in part from the dissolution of Mind Solutions, Inc. (Canada). Brent Fouch was the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of Mind Solutions, Inc. , which is a wholly owned subsidiary of the Company. At June 30, 2013 and December 31, 2012 the balances due to Mind Solutions, Inc. (Canada) were $0 and $111,160.

In total the Company had accounts payable to related parties balances at June 30, 2013 and December 31, 2012 of $3,500 and $115,110, respectively.

Advances to related party

Over the years, Mind Solutions, Inc. has advanced cash to and from its affiliate Mind Technologies Inc. Brent Fouch is the chief executive officer of Mind Technologies, Inc. and is the former chief executive officer of Mind Solutions Inc. After the Company’s reverse merger with Mind Solutions, Inc., the related parties of Mind Solutions, Inc. are now those of the Company’s. The advances are non-interest bearing and payable on demand. At June 30, 2013 and December 31, 2012, the Company had advances to related party balances of $4,907.

License Agreement

In December of 2012, the Company executed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. The Company issued 7 million common shares as consideration for the licensing agreement. MTEK is a related party to the Company because its chief executive officer Brent Fouch is also the former chief executive officer of Mind Solutions, Inc., a wholly owned subsidiary of the Company. See Note 9 for more details on licensed products.

Asset Purchase Agreement

On April 30, 2013 the Company executed an asset purchase agreement with Mind Technologies, Inc., (MTEK), whereby the Company purchased all the asset of MTEK for 30,000,000 newly issued common shares. The assets purchased include those previously licensed from MTEK, described above. See Note 9 for additional details.

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

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

For the three months ended June 30, 2013 and 2012, the Company had a $-0- and $750,000 unrealized loss on securities available-for-sale that was recorded as other comprehensive income on the statements of operations.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 7 million common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at March 31, 2013 and December 31, 2012, respectively.

On April 30, 2013 the Company executed an asset purchase agreement with MTEK, whereby the Company purchased all the assets of MTEK for 30,000,000 newly issued common shares. The assets purchased were previously licensed from MTEK as described previously. The cost basis of the assets acquired is $86,033, with accumulated depreciation of $81,638, which resulted in a net asset balance of $4,395. The Company recorded the excess consideration as additional paid in capital inasmuch as it was a related party transaction. The former CEO of Mind Solutions, Inc. is also the former CEO of Mind Technologies, Inc. The Company acquired all the assets involved with the former operations of MTEK which include three thought-controlled software applications named Mind Mouse, Master Mind and Think-Tac-Toe. These purchased assets constitute neural processing software for thought-controlled technologies, allowing the user to interact with computers, gaming devices, and other machines through the power of the mind. Included in the purchase are all Mind Technologies’ inventory, fixed assets, intellectual property, and an assignment of rights and assumption of obligations under Mind Technologies’ existing contracts.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the three months ended June 30, 2013, the Company entered into four convertible note agreements. The Company now has ten outstanding convertible note agreements with four different non-related entities.

On April 22, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $32,500 convertible note payable with interest of 8% per annum, unsecured, and due January 22, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $30,724 using the Black Scholes Model which will be spread over the life of the loan.

On May 5, 2013, Magna Group, LLC was assigned $106,324 of the Company’s convertible note payable related party debt. In connection with the assignment of debt, the Company then entered into a new convertible note agreement with Magna Group LLC for $106,324 with interest of 10% per annum, unsecured, and due February 5, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. On June 6, 2013, Magna Group, LLC exercised its option to convert $20,324 of debt into 21,736,898 common shares. On June 20, 2013, Magna Group, LLC exercised its option to convert $13,000 of debt into 23,636,363 common shares leaving a principle balance of $73,000 remaining on the convertible note at June 30, 2013. As the conversion rate is floating in nature, the Company calculated a derivative expense of $141,578 using the Black Scholes Model which will be spread over the life of the loan.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

On May 15, 2013, the Company entered into a Convertible Note Agreement with JMJ Financial for a $30,000 note payable. The note is interest fee for the first 180 days after which it accrues interest of 12% per annum. The note is unsecured and is due May 15, 2014. The note is convertible after 180 days into common shares of the Company at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 days previous to conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $40,508 using the Black Scholes Model which will be spread over the life of the loan.

On June 10, 2013, the Company entered into a Convertible Note Agreement with Hanover Holdings I, LLC. The Company issued a $41,500 note with interest of 10% per annum, unsecured, and due February 5, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $40,502 using the Black Scholes Model which will be spread over the life of the loan.

The total amount of principle and accrued interest on convertible notes payable is as follows:

	Sunday, June 30, 2013	Monday, December 31, 2012

Convertible Notes Payable- Asher Enterprises, Inc.	$97,500	$—
Convertible Notes Payable- Magna Group, LLC	73,000	—
Convertible Notes payable - Hanover Holdings I, LLC	74,500	—
Convertible Notes Payable - JMJ Financial, LLC	30,000	—
Accrued interest	5,211	—
Derivative Liability	103,325	—

Total	$383,536	$—

In the three months ended June 30, 2013 and 2012, respectively, the Company recorded interest expense in the amounts of $4,270 and $0. In the three months ended June 30, 2013 and 2012, respectively, the Company recorded a derivative expense of $62,322 and $0.

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

In the first two quarters of 2013, Mr. Fouch assigned $184,824 of his outstanding convertible note to Magna Group, LLC, a unrelated third party. Mr. Fouch also converted $51,000 of his convertible note payable balance into 21,250,000 common shares at the fair market price. The convertible note payable to related party balance at June 30, 2013 and December 31, 2012 was $61,096 and $0, respectively.

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 12– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	Sunday, June 30, 2013	Monday, December 31, 2012

Notes Payable	$145,000	$145,000
Interest and Penalty	236,517	222,016

Total	$381,517	$367,016

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due.  The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At June 30, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the notes together with $236,517 and $222,016 in accrued interest and penalties.

NOTE 13– STOCKHOLDERS’ EQUITY

On May 17, 2013 the Company increased its authorized shares from 1,000,000,000 to 3,000,000,000 shares of common stock. The Company is authorized to issue 10,000,000 shares of preferred stock.

In the three months ended June 30, 2013, the Company issued 108,623,261 shares of common stock. Of the 108,623,261 shares issued, 12,000,000 shares were to consultants for services, 30,000,000 shares were issued in an asset purchase agreement, 21,250,000 were issued to a related party for the reduction of $51,000 in related party convertible debt, and 45,373,261 shares were issued to a non-related convertible note holder for the reduction of $33,324 in debt. The shares were issued at the fair market value at the time the shares were issued. The 12,000,000 shares issued for services were issued to two consultants and were valued at the fair market price of the stock on the date of issuance. In the three months ended June 30, 2013, the Company recorded $35,600 in consulting expense related to the 12,000,000 shares issued to consultants. The Company also recognized consulting expense from consulting agreements entered into prior to June 30, 2012 which ranged from (3) to (12) month terms. The portion of the contract terms not yet completed were recorded as a prepaid asset. With regards to these ongoing consulting contracts, the Company recognized $169,638 in consulting expense which was previously recorded as a prepaid asset and is further detailed in Note 5.

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

June 30, 2013

NOTE 14– STOCK OPTIONS (continued)

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

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012

Exercise price	$0.70	$0.70
Market value at date of grant	$0.60	$0.60
Volatility	542% - 551%	542% - 551%
Expected dividend rate	0	0
Risk-free interest rate	0.31% - 0.34%	0.31% - 0.34%

The Company had no compensation cost for options amounts during the three months ended June 30, 2013 and for the year ended December 31, 2012.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at June 30, 2013 and December 31, 2012.

2009 Plan

A summary of stock option activity during the three months ended March 31, 2013 and year ended December 31, 2012 of the Company’s stock option plans is as follows:

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

	Six Months ended June 30, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	191,667	$1.08	—	266,667	$0.97	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	(75,000)	0.7	—

Balance at end of year	191,667	1.08	—	191,667	1.08	—

Options exercisable at end of period	191,667	$1.08	—	191,667	$1.08	—

Weighted average fair value of
options granted during year		—			—

The following table summarizes information about employee stock options outstanding at June 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price ($)	2013	Life	Price ($)	2013	Price ($)

0.7	75,000	1.67 years	0.07	75,000	0.7
1.32	116,667	1.50 years	1.32	116,667	1.32
	191,667			191,667	1.08

VOIS Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

The following activity occurred under the Company’s plans:

	Sunday, June 30, 2013	Monday, December 31, 2012

Weighted average grant date fair value of options granted	$ -	$ -
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ -	$ -

NOTE 15– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At June 30, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $20,715 and $17,528 in accrued interest, respectively.

During fiscal 2012, we terminated our office lease and have no future rent commitments at June 30, 2013. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space.

The commitments over the next three years are as follows:

Year	Commitments

2013	$—
2014	$—
2015	$—

NOTE 16- SUBSEQUENTEVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	On July 10, 2013, the Company issued 36,363,636 common shares for a $18,000 reduction in non-related party convertible debt.
2.	In July of 2013, Mind Technologies, Inc. was dissolved as an entity. The Company has a due from related party balance of $4,907 related to Mind Technologies.

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

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 7 million common shares to MTEK as consideration for the licensing agreement.

On April 30, 2013 the Company executed an asset purchase agreement with MTEK, whereby the Company purchased all the assets of MTEK for 30,000,000 common shares. The assets purchased were previously licensed from MTEK as described previously. The cost basis of the assets acquired is $86,033, with accumulated depreciation of $81,638, which resulted in a net asset balance of $4,395. The Company recorded the excess consideration as additional paid in capital being it was a related party transaction. The former CEO of Mind Solutions, Inc. is also the former CEO of MTEK. The Company acquired all the assets involved with the former operations of MTEK which include three thought-controlled software applications named Mind Mouse, Master Mind and Think-Tac-Toe. These purchased assets constitute neural processing software for thought-controlled technologies, allowing the user to interact with computers, gaming devices, and other machines through the power of the mind. Included in the purchase are all of Mind Technologies’ inventory, fixed assets, intellectual property, and an assignment of rights and assumption of obligations under Mind Technologies’ existing contracts.

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

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at June 30, 2013, we had a working capital deficit of $961,165 and an accumulated deficit of $2,503,847.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Three Months ended June 30, 2013

During the three months ended June 30, 2013 and 2012 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and administrative expenses increased by $3,255 to $8,960 from $5,705, for the three months ended June 30, 2013 and 2012, respectively.

Consulting expense increased by $202,506, to $220,378 from $17,872, for the three months ended June 30, 2013 and 2012, respectively, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

Professional fee expense increased by $21,456, to $30,317 from $8,861, for the three months ended June 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees due to the merger with Mind Solutions, Inc. and asset purchase agreement with Mind Technologies, Inc.

Interest expense increased to $13,115, to $13,115 from $-0-, for the three months ended June 30, 2013 and 2012, respectively. The increase is a result of the Company executing a reverse merger with Mind Solutions, Inc. The liabilities from Vois were carried forward after the reverse merger. The interest expense of $13,115 for the three months ended June 30, 2013 was accrued. No interest was paid for the quarter.

Derivative interest increased to $93,784, to $93,784 from $-0-, for the three months ended June 30, 2013 and 2012, respectively. The increase was due to the derivative liability that was calculated using the Black Scholes Model regarding the four issued convertible debentures in the quarter as well as the amortization of the six other convertible debentures issued in the previous period.

Six Months ended June 30, 2013

During the six months ended June 30, 2013 and 2012 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and administrative expenses increased by $12,143, to $18,023 from $5,880, for the six months ended June 30, 2013 and 2012, respectively.

Consulting expense increased by $1,070,563, to $1,105,492 from $34,929, for the six months ended June 30, 2013 and 2012, respectively, primarily as a result of the expense related to stock being issued to consultants for services rendered to the Company.

Professional fee expense increased by $82,078, to $90,939 from $8,861, for the six months ended June 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees due to the merger with Mind Solutions, Inc. and asset purchase agreement with Mind Technologies, Inc.

Interest expense increased to $22,900, to $22,900 from $-0-, for the six months ended June 30, 2013 and 2012, respectively. The increase is a result of the Company executing a reverse merger with Mind Solutions, Inc. The liabilities from Vois were carried forward after the reverse merger. The interest expense of $22,900 for the six months ended June 30, 2013 was accrued. No interest was paid in the period.

Derivative interest increased to $134,787, to $134,787 from $-0-, for the six months ended June 30, 2013 and 2012, respectively. The increase was due to the derivative liability that was calculated using the Black Scholes Model regarding the ten issued convertible debentures in the six months ended June 30, 2013.

Forgiveness of debt increased to $111,610, to $111,610 from $-0-, for the six months ended June 30, 2013 and 2012, respectively. The increase was due to the dissolution of an affiliated entity to the Company’s subsidiary Mind Solutions, Inc. which were recorded as accounts payable to related parties.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2013 and December 31, 2012:

	June 30,	December 31,	$	%
	2013	2012	Change	Change
Working Capital	(961,165)	(1,207,842)	246,677	20.4%
Cash	43,895	208	43,687	Greater than 100%
Total current assets	277,835	208	277,627	Greater than 100%
Total assets	286,081	885,581	(599,500)	(67.7)%
Accounts payable and accrued liabilities	495,460	544,374	(48,914)	(9.0)%
Notes payable and accrued interest	743,540	663,676	79,864	12.0%
Total current liabilities	1,239,000	1,208,050	30,950	2.6%
Total liabilities	1,239,000	1,208,050	30,950	2.6%

At June 30, 2013, our working capital deficit decreased as compared to December 31, 2012 primarily as a result of an increase in current assets of $277,627, which were from an increase in prepaids from stock issued to consultants for future services and cash from convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the six months ended June 30, 2013 was $173,611. Non-cash items totaled approximately $1,086,920 which included the following:

•	$829,900 representing the value of shares issued to consultants for services rendered to the Company
•	$103,325 of derivative expense, estimated from convertible notes outstanding
•	$480,000 in available for sale securities compensation to consultant
•	($111,610) of forgiveness of debt from accounts payable to related parties
•	$1,520 of depreciation
•	($233,943) prepaids from stock issued to consultants for future services
•	$17,728 accounts payable and accrued expenses

Net cash used for continuing operating activities during the six months ended June 30, 2012 was $50,816. Non-cash items totaling approximately $1,146 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	($5,160) decrease in advances to related parties
•	$3,965 increase in accounts payable and accrued expenses
•	$49 of depreciation expense
24

Investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $217,295 as compared to $50,435 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we received $202,000 from the issuance of convertible notes, $48,100 from the issuance of notes to related party, and paid $32,805 on convertible notes to related party. During the six months ended June 30, 2012 we received $50,435 from notes payable to related parties.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is effective based on these criteria.

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
27

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

VOIS Inc.

August 7, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

