Form 10-Q
period 2013-09-30
Mind Solutions Inc.
filed 2013-11-14
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-33053

MIND SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0719410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 E. Willow Street, Signal Hill, CA	90755
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(858) 461-0423

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 14, 2013, there are 1,339,290 post reverse stock split shares of common stock issued and outstanding.

2

3

Part I. FINANCIAL INFORMATION

Item 1. Financial Information

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Company)

	September 30,	December 31,
Assets:	2013	2012
Current Assets
Cash and Cash Equivalents	$ 5,188	$ 208
Prepaids	152,412	-
Total Current Assets	157,600	208

Fixed Assets
Property Plant & Equipment	86,717	684
Accumulated Depreciation	(83,838)	(218)
Total Fixed Assets	2,879	466

Other Assets
Marketable securities available-for-sale securities	-	390,000
Advances to Related Party	4,907	4,907
Total Other Assets	4,907	394,907

Total Assets	$ 165,386	$ 395,581

Liabilities and Stockholders' Equity:
Bank overdraft	$ 45	$ -
Accounts Payable & Accrued Expenses	395,478	429,264
Accounts Payable to Related Parties	3,500	115,110
Accrued Interest	269,900	239,543
Notes Payable	145,000	145,000
Note Payable to Related Party	-	279,133
Convertible Note Payable	117,304	-
Convertible Note Payable to Related Party	48,872	-
Derivative Liability	2,138,443	-
Total Liabilities	3,118,542	1,208,050

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 1,059,857 and 130,466 shares
issued and outstanding	1,060	130
Stock Payable	11,000	-
Additional Paid-In Capital	2,250,481	850,717
Accumulated Comprehensive Loss	(330,000)	(420,000)
Deficit Accumulated During the Development Stage	(4,885,697)	(1,243,316)
Total Stockholders' Equity (Deficit)	(2,953,156)	(812,469)

Total Liabilities and Stockholders' Equity	$ 165,386	$ 395,581

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(May 24, 2002) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Services	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating expenses:
Consulting	175,280	13,767	1,280,772	48,696	1,360,204
Professional Fees	58,984	4,672	149,923	13,533	210,110
General and Administration	4,095	56,307	22,118	62,187	1,116,971
Total operating expenses	238,359	74,746	1,452,813	124,416	2,687,285

Loss from operations	(238,359)	(74,746)	(1,452,813)	(124,416)	(2,687,285)

Other Income and (Expenses):
Interest Expense	(10,112)	-	(33,012)	-	(41,856)
Derivative Interest	(2,133,379)	-	(2,268,166)	-	(2,268,166)
Forgiveness of Debt	-	-	111,610	-	111,610
Total Other Income and (Expenses)	(2,143,491)	-	(2,189,568)	-	(2,198,412)

Net Loss before taxes	(2,381,850)	(74,746)	(3,642,381)	(124,416)	(4,885,697)

Tax provisions	-	-	-	-	-

Net Loss After Taxes	$ (2,381,850)	$ (74,746)	$ (3,642,381)	$ (124,416)	$ (4,885,697)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	-	270,000	90,000	(90,000)	(330,000)

Other Comprehensive Income (Loss)	$ (2,381,850)	$ 195,254	$ (3,552,381)	$ (214,416)	$ (5,215,697)

Basic & diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	892,988,616	47,031,098	545,828,588	47,031,098

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

			From Inception
	For the Nine Months Ended		(May 24, 2002) to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (3,642,381)	$ (124,416)	$ (4,885,697)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	906,400	-	1,682,500
Derivative expense from convertible notes	2,268,166	-	2,268,166
Available-for-sale securities compensation	480,000	-	480,000
Forgiveness of debt	(111,610)	-	(111,610)
Depreciation	1,981	73	2,199
Changes in Operated Assets and Liabilities:
Advances to related parties	-	440	3,114
Prepaids	(152,413)	-	(152,413)
Accounts payable and accrued expenses	(3,429)	(5,163)	(396)
Bank overdraft	45	-	45
Accounts payable to related parties	-	-	111,610
Net cash used in operating activities	(253,241)	(129,066)	(602,482)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	-	-	(684)
Net cash used by investing activities	-	-	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	10,000	10,000
Proceeds from officer contributions	-	61,000	61,000
Proceeds from convertible notes	248,500	-	248,500
Proceed from convertible note to related party	48,526	-	48,526
Payments on convertible note to related party	(38,805)	-	(38,805)
Proceeds from notes payable to related parties	-	57,435	418,769
Payments on notes payable to related parties	-	-	(139,636)
Net cash provided by financing activities	258,221	128,435	608,354

Net (Decrease) Increase in Cash	4,980	(631)	5,188
Cash at Beginning of Period	208	942	-
Cash at End of Period	$ 5,188	$ 311	$ 5,188

Supplemental Disclosures:
Income Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$ 317,520	$ -	$ 317,520

Issuance of common stock in payment of related party debt	$ 51,000	$ -	$ 51,000

Consulting fees paid with available-for-sale securities
asset	$ 480,000	$ -	$ 480,000

Stock issued for assets	$ 90,000	$ -	$ 90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposes this agreement was treated as a reverse merger. The operations of the Company became those solely of Mind Solutions, Inc. In connection with the merger agreement, the Company changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31.

On October 15, 2013, VOIS, Inc. executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. On October 28, 2013 the Company changed its name Mind Solutions, Inc. as well as changing its domicile from Florida to Nevada.

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

Restated Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the 2,000 to 1 reverse stock split on October 15, 2013.

Prior Year Financial Statement Presentation

The prior year financial statements were prepared to show the effect of the reverse merger and to show the mark to market adjustment as other comprehensive income for comparative purposes in the prior year financial statements.

MIND SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 3 - SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the nine months ended September 30, 2013 and 2012 advertising and marketing expense were $2,905 and $0 respectively.

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

There were 502,232 potentially dilutive post reverse stock-split shares outstanding as of September 30, 2013 which were derived from the outstanding convertible promissory notes to Asher Enterprises, Hanover Holdings LLC, and JMJ Financial.

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

MIND SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

As of September 30, 2013, the Company had an accumulated deficit during development stage of $4,885,697, which included a net loss of $3,642,381 reported for the nine months ended September 30, 2013. Also, during the nine months ended September 30, 2013 the Company used net cash of $253,241 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

At September 30, 2013 and December 31, 2012 the Company recorded prepaid expense of $152,413 and $0. The prepaid asset recorded at September 30, 2013 was the result of the Company executing consulting contracts for future services.

MIND SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

The following is a summary of prepaid expenses per consulting contracts.

	September 30, 2013	December 31, 2012

Brent Fouch	$ 114,131	$ -
Relaunch Consulting Group	38,281	-

	$ 152,412	$ -

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	September 30, 2013	December 31, 2012

Equipment	$ 82,531	$ -
Furniture	4,186	684
Total	86,717	684
Less accumulated Depreciation	(83,838)	(218)
Property and equipment, net	$ 2,879	$ 466

In the three months ended June 30, 2013 the Company acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $1,981 and $73.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Services

In the nine months ended September 30, 2013, the Company issued 139,375,000 common shares to Brent Fouch, the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for professional services.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At September 30, 2013 and December 31, 2012, the balance due to Iceweb Storage Corporation Inc., was $3,500.

The Company had outstanding advances from Mind Solutions, Inc (Canada), the former parent company of Mind Solutions, Inc. The advances totaling $111,610 were forgiven in the first quarter of 2013 in part from the dissolution of Mind Solutions, Inc. (Canada). Brent Fouch was the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of Mind Solutions, Inc., which is a wholly owned subsidiary of the Company. At September 30, 2013 and December 31, 2012 the balances due to Mind Solutions, Inc. (Canada) were $0 and $111,160.

In total the Company had accounts payable to related parties balances at September 30, 2013 and December 31, 2012 of $3,500 and $115,110, respectively.

Advances to related party

Over the years, Mind Solutions, Inc. has advanced cash to and from its affiliate Mind Technologies Inc. Brent Fouch is the chief executive officer of Mind Technologies, Inc. and is the former chief executive officer of Mind Solutions Inc. After the Company’s reverse merger with Mind Solutions, Inc., the related parties of Mind Solutions, Inc. are now those of the Company’s. The advances are non-interest bearing and payable on demand. At September 30, 2013 and December 31, 2012, the Company had advances to related party balances of $4,907.

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

For the nine months ended September 30, 2013 and 2012, the Company had a $-0- and $90,000 unrealized gain on securities available-for-sale that was recorded as other comprehensive income on the statements of operations.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the three months ended September 30, 2013, the Company entered into one new convertible note agreements. The Company now has eleven outstanding convertible note agreements with four different non-related entities.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

On May 15, 2013, the Company entered into a Convertible Note Agreement with JMJ Financial for up to $250,000 of funding. The Company received $30,000 initially and an additional $20,000 in August of 2013. The note is interest free for the first 180 days after which it accrues interest of 12% per annum. The note is unsecured and is due May 15, 2014. The note is convertible after 180 days into common shares of the Company at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 days prior to conversion.

On August 7, 2013, the Company entered into a Convertible Note Agreement with Hanover Holdings I, LLC. The Company issued a $26,500 note with interest of 10% per annum, unsecured, and due May 7, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion.

Conversion of convertible debt

In the three months ended September 30, 2013, Asher Enterprises converted $59,100 of convertible debt and $1,300 of accrued interest into 230,652 (post reverse-split) common shares, Magna converted $73,000 of convertible debt and $1,106 of accrued interest into 134,332 (post reverse-split) common shares, and Hanover Holdings converted $72,096 of convertible debt and $250 of accrued interest into 441,083 (post reverse-split) common shares of which 100,000 (post reverse-split) common shares were not issued till October and thus recorded as stock subscription payable.

The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2013	December 31, 2012

Convertible Notes Payable- Asher Enterprises, Inc.	$ 38,400	$ -
Convertible Notes Payable- Magna Group, LLC	-	-
Convertible Notes payable - Hanover Holdings, LLC	28,904	-
Convertible Notes Payable - JMJ Financial, LLC	50,000	-

Total	$ 117,304	$ -

In the nine months ended September 30, 2013 and 2012, the Company recorded interest expense relating to the outstanding convertible notes payable in the amounts of $3,822 and $0.

Derivative liability

At September 30, 2013 and December 31, 2012, the Company had $2,138,443 and $0 in derivative liability pertaining to the outstanding convertible notes.

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

In the first two quarters of 2013, Mr. Fouch assigned $184,824 of his outstanding convertible note to Magna Group, LLC, a unrelated third party. Mr. Fouch also converted $51,000 of his convertible note payable balance into 10,625 (post reverse-split) common shares at the fair market price. The convertible note payable to related party balance at September 30, 2013 and December 31, 2012 was $48,872 and $0, respectively.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 12– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2013	December 31, 2012

Notes Payable	$ 145,000	$ 145,000

Total	$ 145,000	$ 145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due.  The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At September 30, 2013 and December 31, 2012 total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $243,768 and $222,016.

NOTE 13– REVERSE STOCK SPLIT

On October 15, 2013, VOIS, Inc. executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. Though the reverse stock split occurred subsequent to the balance sheet date, FASB accounting standards note that subsequent changes in capital structure must be given retroactive effect to the balance sheet. Therefor the Company has adjusted the equity portion of the balance sheet to account for the reverse stock split as if it occurred in the period. At September 30, 2013 and December 31, 2012, the Company had 1,059,857 and 130,466 common shares outstanding, respectively, when applying the 2,000 to 1 reverse stock split.

NOTE 14– STOCKHOLDERS’ EQUITY

On May 17, 2013 the Company’s board voted to authorize an amendment to the Company’s articles of incorporation to increase its authorized shares of common stock from 1,000,000,000 to 3,000,000,000. On August 23, 2013, the Company’s board authorized an amendment to the Company’s articles of incorporation to increase its authorized shares of common stock from 3,000,000,000 to 5,000,000,000. The Company is authorized to issue 10,000,000 shares of preferred stock.

In the nine months ended September 30, 2013, the Company issued 928,755 (post reverse-split) shares of common stock. Of the 928,755 (post reverse-split) shares issued, 150,000 (post reverse-split) shares were to consultants for services, 15,000 (post reverse-split) shares were issued in an asset purchase agreement, 10,625 (post reverse-split) shares were issued to a related party for the reduction of $51,000 in related party convertible debt, and 753,130 (post reverse-split) shares were issued to non-related convertible note holders for the reduction of $368,520 in convertible debt. The shares for contracted services ranging from (3) to (12) month terms, were valued at the closing stock price on the contracts executed date. The 150,000 (post reverse-split) shares issued for services were issued to an officer and two consultants for professional services rendered which resulted in consulting expense of $753,987 being recognized. The portion of the contract term not yet completed was recorded as a prepaid asset, further detailed in Note 5. Pursuant to the reverse stock split on October 15, 2013, there was an adjustment of 636 post reverse stock-split shares due to rounding up to the next whole number.

NOTE 15– STOCK OPTIONS

2009 Plan

On April 17, 2009, our board of directors authorized the 2009 Plan covering 2,500 (post reverse-split) shares of common stock.   The 2009 Plan was required to be approved by our shareholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our board of directors granted options to purchase an aggregate of 485 (post reverse-split) shares of our common stock with exercise prices ranging from $1,400 to $2,800 per share (post reverse-split).

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 15– STOCK OPTIONS (continued)

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

On October 30, 2009 our board of directors amended options to purchase an aggregate of 416 (post reverse-split) shares of our common stock with exercise prices ranging from $1,400 to $2,800 per share (post reverse-split) granted under our 2009 Equity Compensation Plan. These shares are held by members of management, an employee, and a consultant to accelerate the vesting of all previously unvested portions to October 29, 2009 and, at the same time, to provide that all such options are exercisable for the earlier of three years from the vesting date or one year after the date the holder is no longer an officer, director or employee of our company or, as to the consultant, no longer renders services to us.

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012

Exercise price	$ 1,400.00	$ 1,400.00
Market value at date of grant	$ 1,200.00	$ 1,200.00
Volatility	542% - 551%	542% - 551%
Expected dividend rate	0	0
Risk-free interest rate	0.31% - 0.34%	0.31% - 0.34%

The Company had no compensation cost for options amounts during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at September 30, 2013 and December 31, 2012.

2009 Plan

A summary of stock option activity (post reverse stock-split) during the nine months ended September 30, 2013 and year ended December 31, 2012 of the Company’s stock option plans is as follows:

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
	(Post	(Post	(Post	(Post	(Post	(Post
	reverse	reverse	reverse	reverse	reverse	reverse
Stock Options	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)

Balance at beginning of year	96	$ 2,160.00	-	133	$ 1,940.00	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(38)	$ 1,400.00	-

Balance at end of year	96	$ 2,160.00	-	96	$ 2,160.00	-

Options exercisable at end of period	96	$ 2,160.00	-	96	$ 1.08	-

Weighted average fair value of
options granted during year		-			-

The following table summarizes information about employee stock options outstanding (post reverse stock-split) at September 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price ($)	2013	Life	Price ($)	2013	Price ($)

1,400	38	1.67 years	1,400	38	1,400
2,640	58	1.5 years	2,640	58	2,640
	96			96	4,040

The following activity occurred under the Company’s plans:

	September 30, 2013	December 31, 2012

Weighted average grant date fair value of options granted	$ -	$ -
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ -	$ -

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

NOTE 16– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At September 30, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $22,308 and $17,528 in accrued interest, respectively.

During fiscal 2012, we terminated our office lease and have no future rent commitments at September 30, 2013. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space.

The commitments over the next three years are as follows:

Year	Commitments

2013	$ -
2014	$ -
2015	$ -

NOTE 17- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	In October of 2013, the Company issued 277,841 post reverse stock split common shares pursuant to the conversion of $29,500 in non-related party convertible debt and $1,063 of accrued interest on non-related party convertible debt.
21

2.	On October 15, 2013, MIND SOLUTIONS, INC. executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc.

3.	On October 28, 2013, the Company changed the state of incorporation from Florida to Nevada by means of a reverse merger with our wholly-owned subsidiary, Mind Solutions, Inc., a Nevada corporation. On the same day, the Company also changed its name to “Mind Solutions, Inc.”.

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

On October 15, 2013, VOIS, Inc. executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. On October 28, 2013 the Company changed its name Mind Solutions, Inc. as well as changing its domicile from Florida to Nevada.

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

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at September 30, 2013, we had a working capital deficit of $2,953,156 and an accumulated deficit of $4,885,697.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Three Months ended September 30, 2013

During the three months ended September 30, 2013 and 2012 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and administrative expenses decreased by $52,212 to $4,095 from $56,307, for the three months ended September 30, 2013 and 2012, respectively.

Consulting expense increased by $161,513, to $175,280 from $13,767, for the three months ended September 30, 2013 and 2012, respectively, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

Professional fee expense increased by $54,312 to $58,984 from $4,672, for the three months ended September 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees due to the merger with Mind Solutions, Inc.

Interest expense increased by $10,112, to $10,112 from $-0-, for the three months ended September 30, 2013 and 2012, respectively. The increase is a result of the Company executing a reverse merger with Mind Solutions, Inc. The liabilities from Vois were carried forward after the reverse merger. The interest expense of $10,112 for the three months ended September 30, 2013 was accrued. No interest was paid for the quarter.

Derivative interest increased by $2,133,379, to $2,133,379 from $-0-, for the three months ended September 30, 2013 and 2012, respectively. The increase was due to the derivative liability that was calculated using the Black Scholes Model regarding the outstanding convertible debentures.

Nine Months ended September 30, 2013

During the nine months ended September 30, 2013 and 2012 we had no revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and administrative expenses decreased by $40,069, to $22,118 from $62,187, for the nine months ended September 30, 2013 and 2012, respectively.

Consulting expense increased by $1,232,076, to $1,280,772 from $489696 for the nine months ended September 30, 2013 and 2012, respectively, primarily as a result of the expense related to stock being issued to consultants for services rendered to the Company.

Professional fee expense increased by $136,390, to $149,923 from $13,533, for the nine months ended September 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees due to the merger with Mind Solutions, Inc. and asset purchase agreement with Mind Technologies, Inc.

Interest expense increased by $33,012, to $33,012 from $-0-, for the nine months ended September 30, 2013 and 2012, respectively. The increase is a result of the Company executing a reverse merger with Mind Solutions, Inc. The liabilities from Vois were carried forward after the reverse merger. The interest expense of $33,012 for the nine months ended September 30, 2013 was accrued. No interest was paid in the period.

Derivative interest increased by $2,268,166 to $2,268,166 from $-0-, for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to the derivative liability that was calculated using the Black Scholes Model regarding the outstanding convertible debentures in the nine months ended September 30, 2013.

Forgiveness of debt increased to $111,610, to $111,610 from $-0-, for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to the dissolution of an affiliated entity to the Company’s subsidiary Mind Solutions, Inc. which were recorded as accounts payable to related parties.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2013 and December 31, 2012:

	September 30,	December 31,	$	%
	2013	2012	Change	Change
Working Capital	(2,960,942)	(1,207,842)	(1,753,100)	Greater than 100%
Cash	5,188	208	4,980	Greater than 100%
Total current assets	157,600	208	157,392	Greater than 100%
Total assets	165,386	395,581	(720,195)	(67.7)%
Accounts payable and accrued liabilities	398,978	544,374	(145,396)	(9.0)%
Notes payable and accrued interest	581,076	663,676	(82,600)	(12.4)%
Derivative Liability	2,138,443	-	2,138,443	Greater than 100%
Total current liabilities	3,118,542	1,208,050	1,910,492	Greater than 100%
Total liabilities	3,118,542	1,208,050	1,910,492	Greater than 100%

At September 30, 2013, our working capital deficit increased as compared to December 31, 2012 primarily as a result of an increase in current liabilities of $1,910,492, which was primarily from an increase in derivative liability from outstanding convertibles notes payable.

Operating activities

Net cash used for continuing operating activities during the nine months ended September 30, 2013 was $253,241. Non-cash items totaled approximately $3,389,140 which included the following:

•	$906,400 representing the value of shares issued to consultants for services rendered to the Company
•	$2,268,166 of derivative expense, estimated from convertible notes outstanding
•	$480,000 in available for sale securities compensation to consultant
•	($111,610) of forgiveness of debt from accounts payable to related parties
•	$1,981 of depreciation
•	($152,413) prepaids from stock issued to consultants for future services
•	($3,429) accounts payable and accrued expenses

Net cash used for continuing operating activities during the nine months ended September 30, 2012 was $50,816. Non-cash items totaling approximately $1,146 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$440 in decrease in advances to related parties
•	$5,163 increase in accounts payable and accrued expenses
•	$73 of depreciation expense

Investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $258,221 as compared to $128,435 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we received $248,500 from the issuance of convertible notes, $48,526 from the issuance of notes to related party, and paid $38,805 on convertible notes to related party. During the nine months ended September 30, 2012 we received $57,435 from notes payable to related parties, $10,000 in proceeds from sale of stock, and $61,000 in contributions from officers.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2013, our internal control over financial reporting is effective based on these criteria.

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

MIND SOLUTIONS, INC.

November 14, 2013	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

