Form 10-K
period 2013-12-31
Mind Solutions Inc.
filed 2014-04-14
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-33053

MIND SOLUTIONS, Inc.
(Exact name of registrant as specified in its charter)
Nevada	01-0719410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Road, Suite 802 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 461-3932

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2013 (based on the closing sale price of $2.00 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on that date) was approximately $501,555. The stock price of $2.00 at June 30, 2013, takes into account a one for 2,000 reverse stock split on October 31, 2013. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 11, 2014, the registrant had outstanding 483,845,737 shares of common stock, par value $0.0001 per share.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Company History

MedStrong International Corporation was incorporated in the State of Delaware on May 19, 2000, as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was again changed to MedStrong Corporation. On March 9, 2001, the corporate name was changed to MedStrong International Corporation. On January 31, 2007, our name was changed to VOIS, Inc.

On February 12, 2007, we announced a change in our “shell company” status. We had been classified for reporting purposes as a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934). Commencing in the first quarter of 2007, we has developed a new line of business in connection with an Internet social networking site, incurred expenses developing this site, brought in senior experienced management and purchased certain assets in furtherance of this line of business.

On March 18, 2008, VOIS Inc. changed its domicile from the State of Delaware to the State of Florida. There was no change in our capital structure as a result of this corporate event.

On October 19, 2012, VOIS Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mind Solutions, Inc., a Nevada corporation (“MSI”), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which is a wholly-owned subsidiary of our company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of VOIS (the “Merger”) The stockholders of MSI were issued a total of 196,000,000 shares of the Company’s common stock in exchange for 100% of the outstanding shares of MSI.

Upon the closing of the Merger, our sole officer and director resigned and simultaneously with the Merger Mr. Kerry Driscoll was appointed our sole officer and director. Our business and operations are now the business and operations of Mind Solutions, Inc., a Nevada corporation.

On October 28, 2013, VOIS, Inc. changed the state of incorporation of VOIS, Inc. from Florida to Nevada by means of a reverse merger with our wholly-owned subsidiary, Mind Solutions, Inc., a Nevada corporation. As a result, we also adopted new articles of incorporation and new bylaws which will govern us under Nevada law. Along with the change of domicile, we changed our name to “Mind Solutions, Inc.”

Business Overview

Our Current Business. Mind Solutions, Inc. develops systems for the Brain-Computer-Interface (BCI) market, which includes state of the art micro electro encephalograph, or EEG, wireless headset technology and software applications designed to operate with thought controlled technologies. Our software development is currently compatible with the Emotiv EEG headset, allowing the user to control any action on their PC through the power of their mind. We have three completed software applications on the market which operate on the Emotiv platform. We are working to provide applications for the mobile market, utilizing an open architecture platform, allowing outside developers to create thought-controlled applications, which can be submitted to Mind Solutions for review. Once approved, we plan to offer for sale on an App Store in the near future.

Mind Solutions is working with the most advanced electronics manufacturing companies in Hong Kong to develop our EEG headset and bring it to market. This BCI headset will allow users to operate thought-controlled applications on their mobile phone devices as well as on traditional PC computers.

With the use of a wireless headset that detects and processes real time brain activity patterns (small voltage changes in the brain caused by the firing of neurons), the user may be able to control any machine with the power of his mind. The sensors detect thoughts, feelings, expressions and initiates commands produced by the software we develop.

The technology was developed based on research into the human brain – the central control center for all our interactions and experiences. Using non-invasive electroencephalography (EEG), it is possible to observe each person’s individual electrical brain activity.

Our focus is to develop software and certain related hardware. We are developing a proprietary micro electro encephalograph, or EEG, wireless headset that may, if we are successful, allow interaction with our software applications that we are also developing. The hardware we are developing is a BCI device to be used to interpret electrical signals produced by the brain. Mind Solutions has successfully tested the device on several Android smart phones and tablets and has established the EEG signals as well as communication with the respective devices.

We believe that the EEG headset may be the smallest in the world. If we are successful in our development efforts it may be used to communicate with mobile smart phones as well as personal computers, or PCs. We have received, on a preliminary basis, prototypes from our manufacturing sub-contractor in Hong Kong and, if our financial and market circumstances allow, and depending on the outcome of our efforts to raise additional capital, we may make arrangements for our manufacturing sub-contractor to begin manufacturing of the product. We cannot assure you that market conditions or our financial resources will be sufficient to undertake these and other steps that we anticipate will be necessary.

Finally, and if market conditions and our financial circumstances allow, we anticipate that we may develop thought-controlled applications to communicate with our planned EEG headset and, if we are successful in these efforts, we may add additional software applications thereafter. If these efforts are successful, we may initiate one or more mobile device applications, or APP store, which will be designed to allow outside developers to participate in a revenue sharing program for the thought-controlled applications they develop.

Our products fall under two categories: software and hardware.

Software. Currently we have developed three thought-controlled software applications, which are currently available to consumers. These completed applications have been tested by our Scientific Advisory Board as well focus groups, including persons with disabilities such as amyotrophic lateral sclerosis, or ALS, which is also known as Lou Gehrig’s disease. The applications have all passed beta testing and completed for commercialization to the public. The three completed applications are sold online, direct to consumers and delivered via email as a download for their PC. Mind Mouse and Master Mind are currently sold at $99.00, while the basic application of Think Tac Toe is sold for $49.00. These applications are available for purchase as a software download through our Internet website at www.mindsolutionscorp.com.

Our current software products are as follows:

•	Mind Mouse. The thought-controlled software application is designed to allow the user to navigate the computer, click and double click to open programs, compose email and send with the power of their mind. The application can be used by anyone, but we believe it is especially beneficial to people with disabilities that have problems with communicating.
•	Master Mind. This thought-controlled software application is designed to allow the user to play existing PC games which are on the market with the power of their mind. Rather than using a traditional keyboard, mouse or hand-held controller, the player controls the characters with their thoughts through the use of a wireless headset that reads the player’s brainwaves. The user maps specific thoughts to create commands, which are received via a Bluetooth wireless USB. Those commands cause the characters to run, shoot, jump or any other action used in the game.
•	Think-Tac-Toe. The thought-controlled version of tic-tac-toe, allows the user to play against the computer using the power of their mind. The game provides the use of a gyroscope to move right, left, up or down. Once the desired square is selected, the user concentrates to place an “X” or “O” in the respective box. The game can be played entirely by cognitive thought, by thinking Right or Left or can utilize the gyroscope to move from square to square.

Hardware. Our Micro EEG headset is currently in the development phase with a completed, functioning prototype delivered and tested. The prototype has been tested positively on the majority of Samsung Tablets and has received the communication and results our Scientific Advisory Board was expecting. The prototype has also been tested anatomically on several subjects and has received the brain signals and electrical impulses we were seeking. From here, we anticipate developing the software operating system, or SDK, to integrate the hardware with the software planning to be developed by our development team as well as by outside developers seeking to participate on a revenue-sharing basis through the planned APP store.

Our Micro EEG headset is designed to be the smallest, lightest BCI device on the market. Our goal has been to create a user-friendly BCI that uses dry sensors in a way that it does not stand out when worn and produces reliable, consistent results. While there are many uncertainties and variables beyond our control in developing new products, if our market circumstances allow, we anticipate that if we are successful in our development efforts and provided that we can obtain sufficient amount of additional financing, we may release the headset in the near future.

Patents and Intellectual Property

Patents. On August 1, 2012, Dr. Gordon Chiu, our chief scientific adviser, filed an International Patent Application No. PCT/US2012/049135. Generally, the proprietary technology consists of a “Portable Brain Activity Monitor.” As of the date of this Report, we have yet to receive an initial office action in this case. We are currently working on an additional embodiment for this invention. It appears that these additions may require the filing of a continuation-in-part application.

A patent application does not in and of itself grant exclusive rights. A patent application must be reviewed by the Patent Office of each relevant country prior to issuing as a patent and granting exclusive rights.

On February 12, 2011, Mind Technology, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this Report, Mind Solutions acquired the license granted to Mind Technology, Inc. For the period, that Mind Technology, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilatable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technology, and one of our advisors, will receive a non-refundable, non-dilatable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology.

Trademarks. We do not have any trademarks.

Rapid Technological Change Could Render Our Products Obsolete

Our markets are characterized by rapid technological changes, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards. The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

We May Be Unable to Enforce or Defend Our Ownership and Use of Proprietary Technology

Our success depends to a significant degree upon our proprietary technology. Companies in the software industry have experienced substantial litigation regarding intellectual property. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions and passwords to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any litigation to enforce our intellectual property rights would be expensive and time consuming, would divert management resources, and may not be adequate to protect our business.

We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our customers for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual properties that are the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results, and financial condition.

Seasonality of Our Business

We do not anticipate that our business will be affected by seasonal factors. The only expected impact would be increased retail sales of our software applications during the Christmas season.

Impact of Inflation

We are affected by inflation with the rest of the economy. Specifically, our costs to complete the EEG headset (currently under development) could rise if specific components needed see a rise in cost.

Suppliers

Our three software applications are already complete and for sale online, therefore there are no supplier issues. Our EEG headset prototype has been produced by a company out of Hong Kong and we intend to stay with them through completion, due to the cost savings with manufacturing overseas. In the event of a supply problem, we have several back up companies in the U.S. such as Raytheon and others that could easily supply our needs.

Competition

Currently there are two competitors of any significance in the BCI market. They are Emotiv and Neurosky. Emotiv provides the premiere EEG headset on the market, which has 12 wet sensors and provides the most capabilities. Discussions with Emotiv management have stated that it has sold in excess of 200,000 headsets. Neurosky is another leader in the field and has a simplified EEG headset on the market with only one to two sensors. It has been used to create popular toys such as “Star Wars Force Trainer,” whereby the user concentrates to elevate a ping pong ball through a maze using only his mind.

Both Emotiv and Neurosky are larger, better financed and have greater market exposure than we do. Consequently, in order for Mind Solutions to be successful in its intended operations, it must be able to compete effectively against its competitors. If Mind Solutions cannot effectively compete for whatever reason, we will not be successful.

Sales and Marketing

Mind Solutions currently sells its three thought-controlled software applications via the Internet through our website at www.mindsolutionscorp.com. Consumers can also purchase the Emotiv EEG headset through the website, which is required to operate our software. We are an approved reseller of the Emotiv headset and sell the device at retail cost to consumers without a profit margin. Mind Solutions intends to launch a robust marketing campaign to increase sales once our proprietary EEG headset is complete and our existing software applications are made compatible with the device. At this point, we expect increased sales of the software and proprietary EEG headset with solid profit margins. The planned marketing campaign is expected to utilize Internet, print and television marketing, with a public relations firm assisting with media placement and interviews. We also expect to attend industry tradeshows such as the Consumer Electronics Show held every year in Las Vegas, Nevada.

Regulations

The only government regulations that we are aware of are the shipping and customs regulations for our product coming from Hong Kong. Once the final product is complete and we place the initial order for shipment, we will need to adhere to normal customs and shipping regulations.

Key Personnel of Mind Solutions

Our future financial success depends to a large degree upon the personal efforts of our key personnel. Kerry Driscoll, our chief executive officer, president, and chief financial officer, and his intended designees will play the major role in securing the services of those persons deemed capable to develop and execute upon our business strategy. We currently have a scientific advisory board spearheaded by Dr, Gordon Chiu, Dr, Larry Reid and Doug Franks. While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.

We currently have a one year consulting contract with our chief executive officer, Kerry Driscoll executed on December 25, 2013, whereby we issued 120,000,000 shares of our common stock for executive consulting services to be provided over a one year term from the date of the agreement.

Adequacy of Working Capital for Mind Solutions

We still fully intend to proceed with our proposed business plan and will apply great efforts to raise though equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. If we are not able to raise additional capital, we would not be able to continue operations and our business may fail.

The Financial Results for Mind Solutions May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of the date of this Report, we have one full time employee, Kerry Driscoll, our chief executive officer, president, and chief financial officer. All other persons working for Mind Solutions are independent contractors. We plan to save costs by keeping the software development and EEG hardware development with our independent contractors. Dr. Gordon Chiu, our chief scientific advisor, will be considered to become an employee as well as a full time technical support manager once the EEG headset is complete and funding is available. We anticipate adding up to two additional employees in the next 12 months. We do not feel that we would have any difficulty in locating needed staff.

From time-to-time, we anticipate that we will use the services of additional independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Company Contact Information

Our principal executive offices are located at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130, telephone (888) 461-3932, and fax (562) 252-8711. Our email address is contact@mindsolutionscorp.com. The Mind Solutions Internet website is located at www.mindsolutionscorp.com. The information contained in our website shall not constitute part of this Report.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Mind Solutions are located at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130. We have been provided office space by our chief executive officer, Kerry Driscoll, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Item 3. Legal Proceedings.

Mind Solutions is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4. Mining Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCQB since November 22, 2010, under the symbol “VOIS.”

The following table sets forth, taking into consideration the one for 2,000 reverse split of our common stock which occurred on October 31, 2013, the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low

Fiscal 2012 Quarter Ended:
March 31, 2012	$0.13	$0.005
June 30, 2012	$0.10	$0.05
September 30, 2012	$0.099	$0.05
December 31, 2012	$0.09	$0.055

Fiscal 2013 Quarter Ended:
March 31, 2013	$0.022	$0.018
June 30, 2013	$0.003	$0.002
September 30, 2013	$.0014	$.0002
December 31, 2013 (1)	$0.40	$0.0014

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.008	$0.0015

_____________

(1) This price takes into account the one for 2,000 reverse split which occurred on October 31, 2013.

As of April 11, 2014, we had 483,845,737 shares of our common stock outstanding. Our shares of common stock are held by approximately 540 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

Authorized Equity Compensation Plan Shares

Since January 1, 2013, we have taken the following actions:

•	On September 9, 2013, we filed with the SEC a Post-Effective Amendment No. 1 to our Registration Statement on Form S-8 in order to increase the number of shares of our common stock issuable on a registered basis pursuant to stock options and other equity-based compensation awards that may be granted under our 2009 Equity Compensation Plan. Such number of shares was increased by 100,000,000 to 285,000,000 shares.

•	On January 28, 2014, we filed with the SEC a Registration Statement on Form S-8 which covers 25,000,000 additional shares of our common stock available for issuance pursuant to awards under our 2014 Equity Compensation Plan.

Issuance of Equity Compensation Plan Shares

Since January 1, 2013, we have issued the following shares for services rendered (all shares of our common stock which were issued have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013):

•	On February 6, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On February 8, 2013, we issued 5,000 post reverse-split shares of our common stock to Mark Lucky, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On April 17, 2013, we issued 1,000 post reverse-split shares of our common stock to Jeff Deshefsky, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On May 10, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On July 26, 2013, we issued 10,000 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 11, 2013, we issued 35,000 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 20, 2013, we issued 20,000 post reverse-split shares of our common stock to Jeff Deshefsky, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 19,688 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 17,812 post reverse-split shares of our common stock to Kerry Driscoll, which had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On January 31, 2014, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.
11

•	On March 31, 2014, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.

 Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock to various creditors, IBC Funds, LLC, Magna Group, LLC, Hanover Holdings I, LLC, Asher Enterprises, Inc., and JMJ Financial, and various other parties.

IBC Funds, LLC. On November 21, 2013, IBC Funds, LLC, a Nevada limited liability company, acquired by assignment, debts owed by Mind Solutions to four creditors in the amount of $82,845.63. Likewise, on November 21, 2013, IBC Funds and Mind Solutions executed that certain Settlement Agreement and Stipulation, whereby Mind Solutions agreed to settle the debt of $82,845.63, and to pay the debt by the issuance of shares pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, which provides that the issuance of shares are exempt from the registration requirement of Section 5 of the Securities Act. In relevant part, Section 3(a)(10) of the Securities Act provides an exemption from the registration requirement for securities: (i) which are issued in exchange for a bona fide claim, (ii) where the terms of the issuance and exchange are found by a court to be fair to those receiving shares, (iii) notice of the hearing is provided to those to receive shares and they are afforded the opportunity to be heard, (iv) the issuer must advise the court prior to its hearing that it intends to rely on the exemption provided in Section 3(a)(10) of the Securities Act, and (v) there cannot be any impediments to the appearance of interested parties at the hearing.

On November 22, 2013, in a court proceeding styled IBC Funds, LLC, a Nevada limited Liability Company, Plaintiff against Mind Solutions, Inc., a Nevada corporation, bearing Civil Action No. 2013 CA 008370 NC, in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, after due notice, the court entered an order approving the Settlement Agreement and Stipulation. In satisfaction of the debt, we agreed to issue shares of our common stock in one or more tranches to IBC Funds in the manner contemplated in the Settlement Agreement and Stipulation at a conversion price of $0.0045 per share. In accordance with the terms of the Settlement Agreement and Stipulation, the court was advised of our intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of the shares.

As set forth in the order, the court found that the terms and conditions of the exchange were fair to Mind Solutions and IBC Funds within the meaning of Section 3(a)(10) of the Securities Act, and that the exchange of the debt for our securities was not made under Title 11 of the United States Code.

As permitted by the court order and the Settlement Agreement and Stipulation, we issued 77,298,674 post reverse split shares of our common stock to IBC Funds, LLC, as follows:

•	On December 4, 2013, we issued 822,674 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On December 11, 2013, we issued 1,300,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,445 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On December 12, 2013, we issued 1,300,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,315 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On January 10, 2014, we issued 1,400,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $980 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On January 14, 2014, we issued 1,500,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $1,050 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
12

•	On January 23, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,850 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On January 28, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,850 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On January 29, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,850 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On January 31, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $3,850 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On February 6, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $4,200 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On February 7, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $5,250 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On February 8, 2014, we issued 7,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $8,750 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On February 10, 2014, we issued 12,000,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.
•	On February 12, 2014, we issued 9,976,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $12,470 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

 Magna Group, LLC. We issued 52,490,368 post reverse split shares of our common stock to Magna Group, LLC, as follows:

•	On February 8, 2013, we issued 364 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $10,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 14, 2013, we issued 4,399 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 27, 2013, we issued 4,261 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 13, 2013, we issued 7,331 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $25,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 21, 2013, we issued 8,021 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
13

•	On June 6, 2013, we issued 10,868 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,324 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 20, 2013, we issued 11,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $13,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 8, 2013, we issued 18,182 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $18,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 24, 2013, we issued 19,181 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 7, 2013, we issued 36,364 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 28, 2013, we issued 60,606 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 18, 2013, we issued 81,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $9,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 24, 2013, we issued 81,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $9,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 25, 2013, we issued 65,909 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $7,000 of principle and $250 in accrued interest relating to the outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 4, 2013, we issued 134,328 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $500 of principle and $1,300 in accrued interest relating to the outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 11, 2013, we issued 1,069,519 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $3,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 20, 2013, we issued 1,547,107 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $1,872 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 26, 2013, we issued 1,818,182 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $2,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 9, 2014, we issued 2,181,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $3,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
14

•	On January 10, 2014, we issued 7,272,727 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $8,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 21, 2014, we issued 8,264,462 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $5,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 27, 2014, we issued 13,223,140 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $8,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 16,568,145 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $13,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

Hanover Holdings I, LLC. We issued 75,745,890 post reverse split shares of our common stock to Hanover Holdings I, LLC, as follows:

•	On August 23, 2013, we issued 38,374 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $20,000 of principle and $1,106 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 10, 2013, we issued 73,164 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $16,096 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 30, 2013, we issued 100,000 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $11,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 8, 2013, we issued 59,659 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $5,500 of principle and $1,063 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 14, 2013, we issued 59,091 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $6,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 16, 2013, we issued 59,091 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $6,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 20, 2013, we issued 186,199 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $3,500 of principle and $1,143 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 16,969,697 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $14,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 31, 2014, we issued 18,181,818 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $11,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
15

•	On February 6, 2014, we issued 22,934,315 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $16,500 of principle and $2,421 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 14, 2014, we issued 7,438,017 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $13,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 20, 2014, we issued 9,646,465 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $13,000 of principle and $1,325 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 Asher Enterprises, Inc. We issued 11,537,322 post reverse split shares of our common stock to Asher Enterprises, Inc., as follows:

•	On July 30, 2013, we issued 18,293 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 31, 2013, we issued 19,595 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $14,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 8, 2013, we issued 6,515 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,000 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 13, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $6,400 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 19, 2013, we issued 26,250 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $4,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 20, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 24, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 25, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 27, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 30, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
16

•	On November 25, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 26, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 4, 2013, we issued 1,191,403 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 5, 2013, we issued 134,328 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $500 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 12, 2013, we issued 2,411,765 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $12,300 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 9, 2014, we issued 2,419,355 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,250 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 14, 2014, we issued 2,428,571 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,210 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 19, 2014, we issued 2,457,831 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $740 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

JMJ Financial. We issued 75,022,674 post reverse split shares of our common stock to JMJ Financial, as follows:

•	On December 5, 2013, we issued 822,674 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 7,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $5,214 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 5, 2014, we issued 11,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $7,392 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 10, 2014, we issued 16,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $10,692 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 24, 2014, we issued 18,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,474 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
17

•	On February 27, 2014, we issued 20,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

We issued 7,750,100 post reverse split shares of our common stock to consultants and others, as follows;

•	On August 20, 2012, pursuant to an Officer Agreement, we issued 238,000 post reverse split shares of our common stock to Jeff Dashefsky in consideration for services rendered by Mr. Dashefsky as an officer of the Company since April 4, 2011, and to be rendered throughout the one year term of the Officer Agreement, as full compensation in lieu of cash payment for services. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	On November 4, 2012, we issued 5,000 post reverse split shares of our common stock to James Mahony for consulting services rendered in the year ended December 31, 2012. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 15, 2012, we issued 100 post reverse split shares of our common stock to JT Trading for consulting services rendered in the year ended December 31, 2012. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 15, 2012, we issued 250 post reverse split shares of our common stock to Kyle Spiewek for consulting services rendered in the year ended December 31, 2012. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 12, 2012, we issued 100 post reverse split shares of our common stock to Jeff Deshefsky for consulting services rendered in the year ended December 31, 2012. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 18, 2012, we issued 3,500 post reverse split shares of our common stock to Mind Technologies, Inc. pursuant to a licensing agreement. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 28, 2013, we issued 7,500 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 18, 2013, we issued 5,000 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 18, 2013, we issued 4,000 post reverse split shares of our common stock to Larry Simon for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 18, 2013, we issued 15,000 post reverse split shares of our common stock to Relaunch Consulting Group for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 16, 2013, we issued 15,000 post reverse split shares of our common stock to Mind Technologies, Inc. pursuant to an asset purchase agreement. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 11, 2013, we issued 1,500,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
18

•	On November 25, 2013, we issued 200,000 post reverse split shares of our common stock to First Swiss Capital, Inc. for consulting services rendered in the year ended December 31, 2013. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 15, 2014, we issued 6,000,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services to be rendered in the year ended December 31, 2014. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 19, 2014, we issued to Premier Venture Partners, LLC, a California limited liability company, 12,765,957 shares of our common stock as Initial Commitment Shares in connection with an Equity Purchase Agreement dated March 11, 2014. The shares issued to Premier Venture Partners were restricted in their transfer as required by the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

•	Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by investors in writing, a copy of our most recent Form 10-K under the Exchange Act.
•	The information contained in an annual report on Form 10-K under the Exchange Act.
•	The information contained in any reports or documents required to be filed by Mind Solutions under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, and any material changes in our affairs that are not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Mind Solutions or any affiliated purchasers during any month within the fiscal year covered by this Report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements which are attached to this Report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VOIS” and “Mind Solutions,” all refer to Mind Solutions as of the date of this Report.

Mind Solutions has successfully developed software applications described below that run on Emotive EEG headsets. We have experienced minimal sales of our software applications. It was decided by management that to better position Mind Solutions in the market, we should develop our own unique EEG headset that would allow us to have more market strength. We have invested a significant amount of money and time into developing a prototype EEG headset. We have completed a prototype which has been successfully tested on several Android devices and tablets.

On August 1, 2012, Dr. Gordon Chiu, our chief scientific adviser, filed an International Patent Application No. PCT/US2012/049135. Generally, the proprietary technology we are using consists of a “Portable Brain Activity Monitor.” On February 12, 2011, Mind Technology, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this Report, Mind Solutions acquired the license granted to Mind Technology, Inc. For the period, that Mind Technology, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilatable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technology, and one of our advisors, will receive a non-refundable, non-dilatable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Business – Patents and Intellectual Property.”

We believe a minimum of $350,000 is still needed to complete the EEG device, which will cover costs associated with the SDK (operating system), the design work to create a sleek, consumer-friendly final product and updates on the hardware including Bluetooth wireless updates. We have announced our desire to partner with a larger technology firm to invest in the completion of the EEG headset in return for a negotiated interest in the product. If successful, we will not need to raise this capital to complete the project. If we are not successful in attracting a financial partner to assist in the completion of the EEG headset, we plans to raise funds by means of an equity offering to raise the necessary capital to complete the project.

Mind Solutions currently has a need of approximately $20,000 per month to sustain operations until sales of the software and anticipated sales of the EEG headset increase.

Going Concern

As of December 31, 2013, Mind Solutions had an accumulated deficit during development stage of $23,385,789, which included a net loss of $22,142,473 reported for the year ended December 31, 2013. Also, during the year ended December 31, 2013, we used net cash of $388,177 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Mind Solutions to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.

Revenues. During the years ended December 31, 2013 and 2012 we had little revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. For the year ended December 31, 2013, consulting expense increased to $1,892,785 as compared to $827,091 from the prior year ended December 31, 2012. The increase was primarily the result of expense related to stock being issued to officers and consultants for services rendered to Mind Solutions.

Professional Fees. For the year ended December 31, 2013, professional fees increased to $229,420 as compared to $25,200 from the prior year ended December 31, 2012. Professional fee expense increased primarily due to increase in accounting and legal fees due to the merger with Mind Solutions, Inc.

Selling, General and Administrative Expense. For the year ended December 31, 2013, selling, general and administrative expenses decreased to $48,564 as compared to $85,792 from the prior year ended December 31, 2012. For the years ended December 31, 2013 and 2012, general and administrative expenses consisted of the following:

	2013	2012

Officer Salary	$15,060	$-0-
Research and Development	—	58,330
Depreciation and Amortization	2,442	98
Other	31,062	27,364
	$48,564	$85,792

Research and Development. For the year ended December 31, 2013, research &development expense amounted to $0 as compared to $58,330 for the year ended December 31, 2012.  The decrease was due to limited resources for product development activities.

Depreciation. For the year ended December 31, 2013, depreciation expense amounted to $2,442 as compared to $98 for the year ended December 31, 2012.

Other Expense. For the year ended December 31, 2013, other expense which includes repairs and maintenance, postage, dues and subscriptions, supplies, and the write off of other assets, amounted to $31,062 as compared to $27,364 for the year ended December 31, 2012.

Interest Expense. For the year ended December 31, 2013, interest expense increased to $46,837 as compared to $8,843 for the year ended December 31, 2012. The increase was due to additional interest expense incurred related to the amount owed on legal judgments which occurred during fiscal 2011.

Net Loss. Our net loss from operations increased to $22,142,476 for the year ended December 31, 2013 from $949,926 for the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2013, and December 31, 2012:

	December 31,	December 31,	$	%
	2013	2012	Change	Change

Working Capital	$ (20,639,541)	$ (1,207,842)	$ (19,431,699)	(Over 100 )%
Cash	47,428	208	47,220	Over 100%
Total current assets	336,978	208	336,770	Over 100%
Total assets	339,396	395,581	(56,185)	(14.2)%
Accounts payable and accrued liabilities	394,859	429,264	(34,405)	(8.0)%
Notes payable and accrued interest	670,918	666,676	4,242	0.6%
Total current liabilities	20,976,519	1,208,050	19,768,469	Over 100%
Total liabilities	20,976,519	1,208,050	19,768,469	Over 100%

At December 31, 2013, our working capital deficit decreased as compared to December 31, 2012, primarily as a result of an increase in derivative liability of $19,907,242.

Operating activities

Net cash used for continuing operating activities during fiscal 2013 was $388,177 as compared to $159,869 for fiscal 2012. Non-cash items totaling approximately $21,749,389 contributing to the net cash used in continuing operating activities for fiscal 2013 include:

$1,467,703 representing the value of shares issued to consultants and officers,

$19,907,242 of derivative expense,

$480,000 of available-for-sale securities compensation,

$111,610 of forgiveness of debt,

$2,442 of depreciation , $3,612 increase in accounts payable

Net cash used for continuing operating activities during fiscal 2012 was $159,869. Non-cash items totaling approximately $787,057 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

$776,000 representing the value of shares issued for consulting services,
$98 of depreciation, $440 of advances to related parties $10,519 in increase in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for both fiscal 2013 and 2012.

Financing activities

Net cash provided by financing activities was $435,397 during fiscal 2013. This included $425,345 from proceeds from convertible notes, $48,526 in proceeds from convertible notes to a related party and $38,474 in payments on convertible notes to a related party.

Net cash provided by financing activities was $159,135 during fiscal 2012. During the fiscal 2012 period we generated $10,000 from the sale of our common stock, $61,000 from officer contributions, $101,835 from notes to related parties, and paid $13,700 on notes to related parties. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Seasonality

We do not anticipate that our business will be affected by seasonal factors. The only expected impact would be increased retail sales of our software applications during the Christmas season.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

Premier Venture Partners, LLC. On March 11, 2013, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 200,000,000 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permits us to “put” up to $1,000,000.00 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We will not receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we will receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We will bear all costs associated with the registration.

We have assumed that we will issue not more than 187,234,043 shares pursuant to the exercise of our put right under the Equity Purchase Agreement, although the number of shares that we will actually issue pursuant to that put right may be more or less than 187,234,043, depending on the trading price of our common stock. We currently do not intend to exercise the put right in a manner which would result in our issuance of more than 187,234,043 shares, but if we were to exercise the put right in that manner, we would be required to file a subsequent registration statement with the SEC and that registration statement would have to be declared effective prior to the issuance of any additional shares.

Notwithstanding anything to the contrary in the Equity Purchase Agreement, in no event shall Premier be entitled to purchase that number of shares our common stock, which when added to the sum of the number of shares of our common stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by Premier, would exceed 4.99 percent of the number of shares of our common stock outstanding on the a Closing Date under the Equity Purchase Agreement, as determined in accordance with Rule 13d-1(j) of the Exchange Act.

Subject to the terms and conditions of the transaction documents, as described in the Equity Purchase Agreement, and from time to time during the Open Period, Mind Solutions may, in its sole discretion, deliver a Put Notice to Premier which states the number of shares of our common stock that Mind Solutions intends to sell to Premier on a Closing Date (the “Put”). The maximum number of shares of our common stock that Mind Solutions shall be entitled to Put to Premier per any applicable Put Notice (the “Put Amount”) shall not exceed the lesser of:

•	200% of the average daily trading volume of our common stock on the five Trading Days prior to the date the Put Notice is received by Premier; and
•	120% of any previous Put Amount during the Open Period (or for the first Put Notice, 9,000,000 shares of our common stock).

Notwithstanding the preceding sentence, the Put Amount cannot exceed 4.99% of the outstanding shares of our common stock of Mind Solutions. During the Open Period, Mind Solutions shall not be entitled to submit a Put Notice until after the previous Closing has been completed.

Premier has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio. The obligations of Premier under the Equity Purchase Agreement are not transferable.

Notwithstanding anything to the contrary in Equity Purchase Agreement, Mind Solutions shall not be entitled to deliver a Put Notice and Premier shall not be obligated to purchase any shares of our common stock at a Closing unless each of the following conditions are satisfied:

•	A Registration Statement shall have been declared effective and shall remain effective and available for the resale of all the Registrable Securities (as defined in the Registration Rights Agreement) at all times until the Closing with respect to the subject Put Notice;
•	At all times during the period beginning on the related Put Notice Date and ending on and including the related Closing Date, the shares of our common stock (i) shall have been listed or quoted for trading on the Principal Market, (ii) shall not have been suspended from trading thereon, and (iii) Mind Solutions shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of the shares of our common stock;
•	Mind Solutions has complied with its obligations and is otherwise not in breach of or in default under, Equity Purchase Agreement, the Registration Rights Agreement or any other agreement executed in connection herewith which has not been cured prior to delivery of Premier’s Put Notice Date;
•	No injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Securities; and
•	The issuance of the Securities will not violate any shareholder approval requirements of the Principal Market.

If any of the events described above occurs during a Pricing Period, then Premier shall have no obligation to purchase the Put Amount of Common Stock set forth in the applicable Put Notice.

The Purchase Price for the Securities for each Put shall be the Put Amount multiplied by seventy percent (75%) of the lowest individual daily VWAP of the shares of our common stock during the Pricing Period less six hundred fifty dollars ($650.00).

The Equity Purchase Agreement will terminate when any of the following events occur:

•	When Premier has purchased an aggregate of One Million Dollars ($1,000,000) in the shares of the common stock of Mind Solutions pursuant to this Agreement;
•	On the date which is thirty-six (36) months after March 11, 2014;
•	If no Registration Statement has been declared effective by the SEC within ten months after March 11, 2014;
•	If at any time after March 11, 2014, the Registration Statement is no longer in effect;
•	The trading of the shares of our common stock is suspended by the SEC, the Principal Market or FINRA for a period of two (2) consecutive Trading Days during the Open Period; or,
•	The shares of our common stock cease to be registered under the Exchange Act or listed or traded on the Principal Market or the Registration Statement is no longer effective (except as permitted hereunder).. Immediately upon the occurrence of one of the above-described events, Mind Solutions shall send written notice of such event to Premier.
25

Any and all shares, or penalties, if any, due under the Equity Purchase Agreement shall be immediately payable and due upon termination of the agreement.

As we draw down on the Equity Purchase Agreement, shares of our common stock will be sold into the market by Premier. The sale of these additional shares could cause our stock price to decline. In turn, if the stock price declines and we issue more puts, more shares will come into the market, which could cause a further drop in the stock price. You should be aware that there is an inverse relationship between the market price of our common stock and the number of shares to be issued under the Equity Purchase Agreement. If our stock price declines, we will be required to issue a greater number of shares under the Equity Purchase Agreement. We have no obligation to utilize the full amount available under the Equity Purchase Agreement.

As discussed above, in addition to the shares to be issued pursuant to the Equity Purchase Agreement, we have issued to Premier $39,574 worth of our common stock, or 12,765,957 shares of our common stock as Initial Commitment Shares in connection with the Equity Purchase Agreement, which amount of shares represents 3.0% of $1,000,000 divided by the sum equal to the average of the daily VWAP of our common stock on the three most recent trading days immediately preceding March 11, 2014, multiplied by 75% and with such shares being duly authorized, validly issued, fully paid and nonassessable. “VWAP” means the volume weighted average price (the aggregate sales price of all trades of our common stock during a trading day divided by the total number of shares of our common stock traded during such trading day) of the our common stock during a trading day.

We filed with the SEC a current report on Form 8-K with respect to the Premier Equity Purchase Agreement on March 26, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this Report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

Resignation of Certifying Accountants. However, on January 20, 2014, we accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for Mind Solutions, which resignation was reported in our current report on Form 8-K filed on January 21, 2014, and on Form 8-K/A filed on March 17, 2014.

Effective March 6, 2014, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Rodgers due to its violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rodgers’ clients; Mind Solutions was not one of the clients for which Rodgers was sanctioned. You can find a copy of the order at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf

Other than an explanatory paragraph included in Rodgers’ audit report for our fiscal year ended December 31, 2012, relating to the uncertainty of our ability to continue as a going concern, the audit report of Rodgers on our financial statements for the last fiscal year ended December 31, 2012, through January 20, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal year ending December 31, 2012, and through the date of the Report on Form 8-K and Form 8-K/A described above (i) there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report; and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The decision to dismiss Rodgers was recommended by our board of directors.

During the two most recent fiscal years and any subsequent interim period through January 20, 2014, there have not been any disagreements between us and Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rodgers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

Engagement of New Certifying Accountants. On January 20, 2014, we engaged Terry L. Johnson, CPA (“Johnson”) as our independent accountants to report on our balance sheet as of December 31, 2013, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended. The decision to appoint Johnson was approved by our board of directors. See our current report on Form 8-K filed with the SEC on January 21, 2014.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Johnson, neither we nor anyone on our behalf consulted with Johnson regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

We provided Rodgers with a copy of the disclosures we made in the above-described Form 8-K and Form 8-K/A, which Rodgers received no later than the day that the disclosures were filed with the SEC. We requested that Rodgers furnish us with a letter addressed to the SEC stating whether it agreed with the statements made by us in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it did not agree. Rodgers refused to provide such a letter.

The financial statements included in this report were audited by Johnson.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant’s internal control over financial reporting through the date of this Report or during the period ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation. This Report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this Report.

Remediation plans for material weaknesses over internal controls. Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure. At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Mind Solutions as of the date of this Report:

Name	Age	Position	Director Since
Kerry Driscoll	45	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Secretary	2012

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Our current board of directors consists of one director, who has expertise in the proposed business of Mind Solutions. Upon receipt of sufficient funds to pay for consultants as described elsewhere in this Report either from revenues or through receipt of funds from debt or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors. Officers are elected annually by the directors. There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary. Mind Solutions has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Mind Solutions is set forth below.

Kerry Driscoll has served as a member of our board of directors, our chief executive officer and our chief financial officer since October 2012. Mr. Driscoll graduated from USC where he received his B.S. in Business Administration through the Entrepreneur Program from the University of Southern California. Mr. Driscoll has been involved with many start-ups since receiving his degree in 1991. Since 1997, he has been a principal at Driscoll & Associates Insurance Services, Inc.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors. However, we have adopted charters for these committees, in the event that we elect to implement them. Copies of the charters for each proposed committee are filed as exhibits to this Report.

The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below, as our financial constraints have made it extremely difficult to attract and retain qualified independent board members. In addition, we do not currently have an “audit committee financial expert” as such term is defined in the Securities Act. Since we do not have any of the subject committees, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

•	A director who is, or at any time during the past three years was, employed by the company;
•	A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).
•	A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;
•	A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.
•	A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or
•	A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee. The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. At the present time, Kerry Driscoll, our chief executive officer and chief financial officer, is considered to be our expert in financial and accounting.

Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee. When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our board of directors;
•	Our needs with respect to the particular talents and experience of our directors;
•	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;
30

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service. Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the board are polled for suggestions as to individuals meeting the criteria described above. The board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Scientific Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This board is led by Dr. Gordon Chiu, who has more than 15 years of combined domestic and international experience in biomedical, chemical, cosmetic, medical and technology industries. He has been invited to serve on the board of public and private companies and to provide vital advice to the board while increasing overall shareholder value. Dr. Chiu’s background and broad experience has allowed him to act as an advisor in areas of Alzheimer research, breast cancer research, dermatology, drug addictions research, green technology and antimicrobial research. Dr. Chiu has worked as a research scientist for both Pfizer (NYSE: PFE) and Merck & Co. Inc. (NYSE: MRK).

Dr. Chiu graduated with a B.S. degree from Rensselaer Polytechnic Institute with a summa cum laude. He graduated with an M.S. degree from Seton Hall University. Additionally, Dr. Chiu was accepted as an MD/PhD candidate under the National Institutes of Health’s Medical Scientist Training Program for four years at the Mount Sinai School of Medicine where he also researched, developed, consulted and advised the Department of Dermatology’s Dr. Huachen Wei in skin cancer research. Seeing the opportunity to impact foreign policies in healthcare, he transferred his credentials to University of Bridgeport School of Naturopathic Medicine to receive his doctorate in naturopathic medicine. With this unique background, he has been chosen to serve in an advisory role in the identification of low cost Technologies (i.e., non-invasive diagnostic equipment) for emerging countries. His years of continuous involvement have created deep relationships within the scientific, business, and medical communities.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the directors and certain of the officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish management with copies of all forms so filed. Since we are not a reporting company under the Exchange Act, none of our officers and directors and persons holding more than 10 percent of our common stock is required to file any such reports.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Mind Solutions, Inc., at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors. Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•	The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;
•	The transaction be approved by a majority of our disinterested outside directors; and
•	The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

•	Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.
•	Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.
•	Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.
•	Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.
•	Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We have posted a copy of our Code of Ethics on our website. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary at the address listed below in the next paragraph. The information contained in our website shall not constitute part of this Report.

Our principal executive offices are located at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130, , telephone (888) 461-3932, and fax (562) 252-8711. Our email address is contact@mindsolutionscorp.com. The Mind Solutions website is located at www.mindsolutionscorp.com. The information contained in our website shall not constitute part of this Report.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present Mind Solutions has one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

•	A base salary;
•	A performance bonus; and
•	Periodic grants and/or options of our common stock.

Base Salary. Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus. A portion of each officer’s total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive. Stock grants and options are awarded to executive officers based on their positions and individual performance. Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. Stock grants and options for the chief executive officer will be recommended and approved by our board of directors. See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors. Before we can expect to provide for officer salaries, we will have to obtain revenues form the sales of our products or raise funds through a debt or equity offering of our securities. See “Business.”

Mind Solutions Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark Lucky (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	129,000	-0-	-0-	-0-	-0-	129,000
Kerry Driscoll (2)	2013	15,060	-0-	274,688	-0-	-0-	-0-	-0-	289,748
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Dashefsky (3)	2013	23,000	-0-	300,200	-0-	-0-	-0-	-0-	323,200
	2012	36,000	-0-	14,000	-0-	-0-	-0-	-0-	50,000

__________

(1)	Mr. Lucky was our chief executive officer from October 2011, until October 2012.
(2)	Mr. Driscoll is our chairman of the board, president, chief financial officer, principal accounting officer, and secretary.
(2)	Mr. Dashefsky was our corporate secretary. On or about September 17, 2013, Mr. Dashefsky verbally resigned as an officer of Mind Solutions. On October 7, 2013, Mr. Dashefsky executed a formal written notice of resignation as an officer of Mind Solutions.

How Mr. Driscoll’s compensation was determined. Mr. Driscoll’s has been serving as our chief executive officer and chief financial officer since October 2012, and is also a member of our board of directors. Mr. Driscoll executed a consulting agreement on December 25, 2013, whereby Mind Solutions issued to him 120,000,000 restricted common shares in return for his services for one year. We recorded the portion of the contract not yet completed at December 31, 2013, as a prepaid expense of $263,397. Of the 120,000,00 post reverse split shares of our common stock, 100,000,000 were not issued until January 2014, and therefore were recorded as a stock payable of $220,000 which represented the value of the shares based on the closing share price on the date of the executed consulting agreement. We also issued to Mr. Driscoll 17,813 post reverse split shares of our common stock which were valued at $11,291 which was based on the closing share price on the date of the executed consulting agreement.

How Mr. Deshefsky compensation was determined. In 2013, we issued 280,100 post reverse split shares of our common stock to Jeff Deshefsky for consulting services rendered to Mind Solutions. These shares were valued at $300,200 based on the closing share price on the date of the executed consulting agreement. In 2012, we issued 100 post reverse split shares of our common stock to Jeff Deshefsky for consulting services to Mind Solutions. These shares were valued at $14,000 based on the closing share price of $0.07 on the date of the executed consulting agreement.

How Mr. Lucky’s compensation was determined. Mr. Lucky, who served as our chief executive officer and chief financial officer from October 2011, until October 2012, and also served as a member of our board of directors, and as our chief financial officer from November 2009, until September 2010, was not a party to an employment agreement with Mind Solutions. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to Mind Solutions and the time he devoted to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. Mr. Lucky’s compensation excluded option grants he received as a member of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kerry Driscoll (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Dashefsky (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)	Mr. Driscoll is our chief financial officer, principal accounting officer, and secretary.
(2)	Mr. Dashefsky was our corporate secretary. On or about September 17, 2013, Mr. Dashefsky verbally resigned as an officer of Mind Solutions. On October 7, 2013, Mr. Dashefsky executed a formal written notice of resignation as an officer of Mind Solutions.

Mind Solutions Employment Agreements

As of the date of this Report, Mind Solutions does not have any employment agreement with Kerry Driscoll, our sole employee, although we do have a consulting agreement executed on December 25, 2013. Pursuant to the agreement, Mr. Driscoll is charged with creating operating plans for strategic direction of Mind Solutions correlated with annual operating budgets, and will provide such services as managing the business of sales, marketing, production and general business services.

In consideration of the services to be provided by Mr. Driscoll during the term of the agreement, Mr. Driscoll shall be paid 120 million shares of our common stock, which shall be restricted in their transfer as required by the Securities Act. The term for this agreement shall be for one year from its date, but can be renewed by mutual agreement by both parties.

Mind Solutions Director Compensation

Our directors do not receive compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this Report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
•	Each director of Mind Solutions;
•	Each named executive officer of Mind Solutions; and
•	All directors and officers of Mind Solutions as a group.
	Shares of Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent
Kerry Driscoll	120,098,085	24.82
All directors and officers as a group (one person)	120,098,085	24.82

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Mind Solutions, Inc., at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of April 11, 2014, there were issued and outstanding 483,845,737 shares of our common stock.

Other than as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Mind Solutions; and
•	There are no arrangements or understandings with respect to election of directors or other matters.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Consulting agreement with Kerry Driscoll. Mind Solutions executed a consulting agreement on December 25, 2013, with Kerry Driscoll, our current chief executive officer and chief financial officer, whereby we issued 120,000,000 post reverse-split shares of our common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $0.0022 on the date of the agreement which resulted in Mind Solutions recording officer compensation of $264,000 over the life of the agreement. The portion of the agreement not yet completed as of December 31, 2013, was recorded as prepaid expense in the amount of $263,397.

Consulting agreement with Mark Lucky. In the year ended December 31, 2013, Mind Solutions issued 69,688 post reverse-split shares of our common stock to Mark Lucky, the former chief executive officer of Mind Solutions, Inc., pursuant to an executed consulting agreement for professional services.

Accounts Payable- Related Party

Mind Solutions was advanced money from Iceweb Storage Corporation, Inc, at zero percent interest, for working capital commitments. Mark Lucky, our former chief operating officer is a current officer of Iceweb Storage. At December 31, 2013, and December 31, 2012, the balance due to Iceweb Storage was $3,500.

We had outstanding advances from Mind Solutions, Inc (Canada), the former parent company of our former subsidiary, Mind Solutions, Inc. Advances totaling $111,610 were forgiven in the first quarter of 2013 in part from the dissolution of Mind Solutions, Inc. (Canada). Brent Fouch was the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of our former subsidiary, Mind Solutions, Inc., which is the surviving entity pursuant to the reverse merger with VOIS, Inc. on October 31, 2013. At December 31, 2013, and December 31, 2012, the balances due to Mind Solutions, Inc. (Canada) were $0 and $111,160.

Advances to related party

Over the years, Mind Solutions, Inc. has advanced cash to and from its affiliate Mind Technologies Inc. Brent Fouch, the chief executive officer of Mind Technologies, Inc., was the former chief executive officer of Mind Solutions, Inc. Pursuant to the merger with Mind Solutions, Inc., the related parties of Mind Solutions, Inc. are now those of the registrant. The advances are non-interest bearing and payable on demand. In 2013, Mind Technologies, Inc. was dissolved as a corporation in the state of Nevada. Therefore, Mind Solutions wrote off the advance to related party asset balance. At December 31, 2013, and December 31, 2012, we had advances to related party balances of $0 and $4,907.

License Agreement

In December of 2012, we executed a licensing agreement with Mind Technologies for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. We issued 3,500 post reverse-split shares of our common stock as consideration for the licensing agreement. Mind Technologies is a related party to Mind Solutions because its chief executive officer, Brent Fouch, was also the former chief executive officer of Mind Solutions, Inc. See Note 9 to our attached financial statements for more details on licensed products.

Asset Purchase Agreement

On April 30, 2013, we executed an asset purchase agreement with Mind Technologies, Inc. whereby we purchased all the assets of Mind Technologies for 15,000 post reverse-split shares of our common stock. The assets purchased include those previously licensed from Mind Technologies, described in Note 9 to our attached financial statements.

Free office space provided by chief executive officer

Mind Solutions has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Terry L. Johnson, CPA for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and 2012, were $20,500.

The aggregate fees billed by Patrick Rodgers, CPA, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013, were $17,500.

Audit Related Fees

The aggregate audit-related fees billed by Terry L. Johnson, CPA for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and 2012, were $0.

The aggregate audit-related fees billed by Patrick Rodgers, CPA, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013, were $0.

Tax Fees

The aggregate tax fees billed by Patrick Rodgers, CPA, P.A. and/or Terry L. Johnson, CPA for professional services rendered for tax services for fiscal year ended December 31, 2013, were $0.

The aggregate tax fees billed by a prior audit firm for professional services rendered for tax services for fiscal year ended December 31, 2012, were $2,000.

All Other Fees

There were no other fees billed by Patrick Rodgers, CPA, P.A. or Terry L. Johnson, CPA for professional services rendered during the fiscal years ended December 31, 2013 and 2012, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this Report and the exhibits contained in this Report are included in Item 8 of this report.
(c)	The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
2.1**	Plan and Agreement of Merger Between Vois, Inc. (a Florida Corporation) and Mind Solutions, Inc. (a Nevada corporation) dated October 15, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.1**	Certificate of Incorporation, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468.
3.2**	Certificate of Amendment to the Certificate of Incorporation, filed as Exhibit 3.1(a) to the registrant’s Report on Form 10-QSB on August 21, 2006, Commission File Number 333-57468.
3.3**	Form of Restated Certificate of Incorporation, filed as Exhibit 3.1 (b) to the registrant’s Report on Form 10-QSB on August 21, 2006, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation, filed as Exhibit 3.1c to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.5**	Form of Restated Certificate of Incorporation, filed as Exhibit 3.1d to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.6**	Certificate of Amendment to the Certificate of Incorporation, filed as Exhibit 3.1e to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.7**	Form of Restated Certificate of Incorporation, filed as Exhibit 3.1f to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.8**	Bylaws, filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.9**	Certificate of Domestication and Articles of Incorporation as filed with the Secretary of State of Florida on March 18, 2010.
3.10**	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on June 18, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14*	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013.
3.15*	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013.
3.16*	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013.

10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000.00 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6*	Charter of the Audit Committee of Mind Solutions, Inc.
10.7*	Code of Business Conduct of Mind Solutions, Inc.
10.8*	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc.
10.9*	Charter of the Compensation Committee of Mind Solutions, Inc.
10.10*	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc.
10.11*	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc.
10.12*	Charter of the Finance Committee of Mind Solutions, Inc.
10.13*	Charter of the Governance and Nominating Committee of Mind Solutions, Inc.
10.14*	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc.
10.15*	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant.
10.16*	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc.
10.17*	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant.
10.18*	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013.

31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: April 14, 2014.

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry Driscoll KERRY DRISCOLL	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	April 14, 2014
41

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET AS OF DECEMBER 31, 2013 AND 2012	F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,	F-3
2013 AND 2012

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED DECEMBER 31, 2013 AND 2012

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,	F-5
2013 AND 2012

NOTES TO THE FINANCIAL STATEMENTS	F-6
42

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mind Solutions, Inc.,

I have audited the accompanying balance sheets of Mind Solutions, Inc. as of December 31, 2013 and 2012 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind Solutions, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 11, 2014

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Company)

	December 31,	December 31,
Assets:	2013	2012
Current Assets
Cash and Cash Equivalents	$47,428	$208
Prepaids	289,550	—
Total Current Assets	336,978	208

Fixed Assets
Property Plant & Equipment	86,717	684
Accumulated Depreciation	(84,299)	(218)
Total Fixed Assets	2,418	466

Other Assets
Marketable securities available-for-sale securities	—	390,000
Advances to Related Party	—	4,907
Total Other Assets	—	394,907

Total Assets	$339,396	$395,581

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$394,859	429,264
Accounts Payable to Related Parties	3,500	115,110
Accrued Interest	277,560	239,543
Notes Payable	145,000	145,000
Note Payable to Related Party	—	279,133
Convertible Note Payable	248,358	—
Derivative Liability	19,907,242	—
Total Liabilities	20,976,519	1,208,050

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 36,024,969 and 130,466 shares
issued and outstanding	36,025	130
Stock Payable	235,375	—
Additional Paid-In Capital	2,807,266	850,717
Accumulated Comprehensive Loss	(330,000)	(420,000)
Deficit Accumulated During the Development Stage	(23,385,789)	(1,243,316)
Total Stockholders' Equity (Deficit)	(20,637,123)	(812,469)

Total Liabilities and Stockholders' Equity	$339,396	$395,581

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

			From Inception
	For the Years Ended		(May 24, 2002) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$1,163	$—	$1,163
Cost of Services	678	—	678

Gross Profit	485	—	485

Operating expenses:
Consulting	1,892,785	827,091	1,972,217
Professional Fees	229,420	25,200	229,420
General and Administration	48,564	85,792	1,203,605
Total operating expenses	2,170,769	938,083	3,405,242

Loss from operations	(2,170,284)	(938,083)	(3,404,757)

Other Income and (Expenses):
Interest Expense	(46,834)	(8,843)	(55,677)
Derivative Interest	(20,036,965)	—	(20,036,965)
Forgiveness of Debt	111,610	—	111,610
Total Other Income and (Expenses)	(19,972,189)	(8,843)	(19,981,032)

Net Loss before taxes	(22,142,473)	(946,926)	(23,385,789)

Tax provisions	—	—	—

Net Loss After Taxes	$(22,142,473)	$(946,926)	$(23,385,789)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	90,000	(630,000)	(330,000)

Other Comprehensive Income (Loss)	$(22,052,473)	$(1,576,926)	$(23,715,789)

Basic & diluted loss per share	$(1.34)	$(37.49)

Weighted average shares outstanding	16,468,592	25,256

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Development Stage Company)

					Additional		Accumulated
	Common Stock		Preferred Stock		Paid in	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Income (loss)	Deficit	Total
Balance May 24, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued to founder	23,516	24	-	-	76	-	-	-	100
Net loss for year	-	-	-	-	-	-	-	(100)	(100)
Balance December 31, 2002	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2003	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2004	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2005	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2006	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2007	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2008	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2009	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-			-	-	-	(145,634)	(145,634)
Balance December 31, 2010	23,516	24	-	-	76	-	-	(145,734)	(145,634)
									-
Investment	-	-	-	-	810,000	-	210,000	-	1,020,000
Net loss for year	-	-			-	-	-	(150,656)	(150,656)
Balance December 31, 2011	23,516	24	-	-	810,076	-	210,000	(296,390)	723,710

Recapitalization	98,000	98	-	-	(806,351)	-	-	-	(806,253)
Capital contribution from officer	-	-	-	-	61,000	-	-	-	61,000
Investment adjustment to fmv	-	-	-	-	-	-	(630,000)	-	(630,000)
Stock issued for cash	250	1	-	-	9,999	-	-	-	10,000
Stock issued for services	5,200	5	-	-	775,995	-	-	-	776,000
Stock issued for licensing agreement	3,500	2	-	-	(2)	-	-	-	-
Net loss for year	-	-	-	-	-	-		(946,926)	(946,926)
Balance December 31, 2012	130,466	130	-	-	850,717	-	(420,000)	(1,243,316)	(812,469)

Investment adjustment to fmv	-	-	-	-	-	-	90,000	-	90,000
Stock issued for services	22,088,000	22,088	-	-	1,445,615	-	-	-	1,467,703
Stock payable to IBC Funds LLC	-	-	-	-	-	15,375	-	-	15,375
Stock payable to consultant	-	-	-	-	-	220,000	-	-	220,000
Stock issued for debt reduction	13,777,673	13,778	-	-	455,568	-	-	-	469,346
Stock issued for related party
debt reductions	10,625	11	-	-	50,989	-	-	-	51,000
Asset purchase agreement	15,000	15	-	-	4,380	-	-	-	4,395
Rounding adj per reverse split	3,205	3	-	-	(3)	-	-	-	-
Net loss for year ended						-
December 31, 2013	-	-	-	-	-	-	-	(22,142,473)	(22,142,473)
Balance December 31, 2013	36,024,969	$ 36,025	-	$ -	$ 2,807,266	$ 235,375	$ (330,000)	$ (23,385,789)	$ (20,637,123)

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

			From Inception
	For the Years Ended		(May 24, 2002) to
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(22,142,473)	$(946,926)	$(23,385,789)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	1,467,703	776,000	2,243,803
Derivative expense from convertible notes	19,907,242	.	19,907,242
Available-for-sale securities compensation	480,000	—	480,000
Forgiveness of debt	(111,610)	—	(111,610)
Depreciation	2,442	98	2,660
Changes in Operated Assets and Liabilities:			—
Advances to related parties	4,907	440	—
Accounts payable and accrued expenses	3,612	10,519	11,166
Accounts payable to related parties	—	—	115,110
Net cash used in operating activities	(388,177)	(159,869)	(737,418)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—	(684)
Net cash used by investing activities	—	—	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	10,000	10,000
Proceeds from officer contributions	—	61,000	61,000
Proceeds from convertible notes	425,345	—	425,345
Proceed from convertible note to related party	48,526	—	48,526
Payments on convertible note to related party	(38,474)	—	(38,474)
Proceeds from notes payable to related parties	—	101,835	418,769
Payments on notes payable to related parties	—	(13,700)	(139,636)
Net cash provided by financing activities	435,397	159,135	785,530

Net (Decrease) Increase in Cash	47,220	(734)	47,428
Cash at Beginning of Period	208	942	—
Cash at End of Period	$47,428	$208	$47,428

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$469,346	$—	$469,346

Issuance of common stock in payment of related party debt	$51,000	$—	$51,000

Consulting fees paid with available-for-sale securities
asset	$480,000	$—	$480,000

Stock issued for assets	$90,000	$—	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

Mind Solutions, Inc. (the “Company” or “MSI”) was initially incorporated in the state of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, the Company changes its name to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the Company name was changed to MedStrong International Corporation. On March 30, 2007, the Company’s name was changed to VOIS Inc and the domicile was changed to the state of Florida. On October 19, 2012, the Company executed a merger agreement with Mind Solutions, Inc. whereas Mind Solutions, Inc. became a wholly owned subsidiary of the company. Mind Solutions, Inc. was incorporated under the state laws of Nevada on May 24, 2002 under the name Red Meteor Media Inc. The Company changed its name to Prize Entertainment Inc. in November of 2003 and then again to Mind Solutions, Inc. in January of 2011. On October 28, 2013 the Company changed its name from VOIS, Inc. to Mind Solutions, Inc. as well as changing its domicile from Florida to Nevada.

On October 28, 2013, the Company closed an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposes this agreement was treated as a reverse merger. The operations of the Company became those solely of Mind Solutions, Inc. In connection with the merger agreement, the Company changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31. Pursuant to the Pan of Merger with Mind Solutions, Inc., the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc.

MSI has developed software applications which are compatible with EEG headsets on the market. MSI is working with the most advanced electronics manufacturing companies to develop the most advanced EEG headset on the market. This BCI headset will allow users to operate thought-controlled applications on their mobile phone devices as well as on traditional PC computers. MSI has completed a working prototype which has been successfully tested on several Android devices. EEG headset can read brainwaves and allow for interaction with a computer.

The Company develops software for thought controlled technologies, allowing the user to interact with the computer and other machines through the power of the mind. The technology involves the use of a wireless headset, which detects brainwaves on both the conscious and non-conscious level. This revolutionary neural processing technology makes it possible for computers to interact directly with the human brain. The Company has created three applications currently available through the Company's website and is developing a micro EEG headset that is compatible with mobile smart phones and other devices.

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

DECEMBER 31, 2013 AND 2012

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the years ended December 31, 2013 and 2012 advertising and marketing expense were $2,905 and $0 respectively.

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

DECEMBER 31, 2013 AND 2012

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

There are 253,085,654 potentially dilutive post reverse stock-split shares of common stock outstanding as of December 31, 2013 which are derived from the outstanding convertible promissory notes to Asher Enterprises, Hanover Holdings LLC, JMJ Financial and IBC Funds LLC.

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

I. Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

DECEMBER 31, 2013 AND 2012

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and December 31, 2012.

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

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, the Company had an accumulated deficit during development stage of $23,385,789, which included a net loss of $22,142,473 reported for the year ended December 31, 2013. Also, during the year ended December 31, 2013 the Company used net cash of $388,177 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

At December 31, 2013 and December 31, 2012 the Company recorded prepaid expense of $289,550 and $0. The prepaid asset recorded at December 31, 2013 was the result of the Company executing a one year consulting contract with its chief executive officer on December 25, 2013 whereby the Company will issue 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $.0022 on the date of the agreement which will result in the Company recording officer compensation of $264,000 over the life of the contract. The portion of the contract not yet completed as of December 31, 2013 was recorded as prepaid expense in the amount of $263,397.

In the year ended December 31, 2013, the Company also issued 10,000,000 shares of common stock for future executive consulting services and a one year consulting contract with the former chief executive officer of Mind Solutions, Inc. on June 30, 2013 whereby the Company issued 10,000,000 shares of common stock for future consulting services. The portion of the contract not yet completed as of December 31, 2013 was recorded as prepaid expense in the amount of $26,153.

As of December 31, 2013 and 2012, the Company had a prepaid balance of $289,550 and $0 which are derived from the uncompleted portion of the two consulting agreements noted above.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31, 2013	December 31, 2012

Equipment	$82,531	$—
Furniture	4,186	684
Total	86,717	684
Less accumulated Depreciation	(84,299)	(218)
Property and equipment, net	$2,418	$466

On April 30, 2013 the Company acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the years ended December 31, 2013 and 2012 was $2,442 and $98.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting agreement with CEO

The Company executed a consulting agreement on December 25, 2013 with its current Chief Executive Officer whereby the Company will issue 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $.0022 on the date of the agreement which will result in the Company recording officer compensation of $264,000 over the life of the contract. The portion of the contract not yet completed as of December 31, 2013 was recorded as prepaid expense in the amount of $263,397.

Consulting agreement with former CEO

In the year ended December 31, 2013, the Company issued 69,688 post reverse-split common shares to the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for professional services.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At December 31, 2013 and December 31, 2012, the balance due to Iceweb Storage Corporation Inc., was $3,500.

The Company had outstanding advances from Mind Solutions, Inc (Canada), the former parent company of Mind Solutions, Inc. The advances totaling $111,610 were forgiven in the first quarter of 2013 in part from the dissolution of Mind Solutions, Inc. (Canada). Brent Fouch was the sole controlling officer of Mind Solutions, Inc. (Canada) and is the former chief executive officer of Mind Solutions, Inc., which is the surviving Company pursuant to the merger with VOIS, Inc. on October 19, 2012. At December 31, 2013 and December 31, 2012 the balances due to Mind Solutions, Inc. (Canada) were $0 and $111,160.

In total the Company had accounts payable to related parties balances at December 31, 2013 and December 31, 2012 of $3,500 and $115,110, respectively.

Advances to related party

Over the years, Mind Solutions, Inc. has advanced cash to and from its affiliate Mind Technologies Inc. The chief executive officer of Mind Technologies, Inc. is the former chief executive officer of Mind Solutions Inc. Pursuant to the merger with Mind Solutions, Inc., the related parties of Mind Solutions, Inc. are now those of the Company’s. The advances are non-interest bearing and payable on demand. In 2013, Mind Technologies, Inc. was dissolved as a corporation in the state of Nevada. Therefore the Company wrote off the advance to related party asset balance. At December 31, 2013 and December 31, 2012, the Company had advances to related party balances of $0 and $4,907.

License Agreement

In December of 2012, the Company executed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. The Company issued 3,500 post reverse-split common shares as consideration for the licensing agreement. MTEK is a related party to the Company because its chief executive officer was also the former chief executive officer of Mind Solutions, Inc. See Note 9 for more details on licensed products.

Asset Purchase Agreement

On April 30, 2013 the Company executed an asset purchase agreement with Mind Technologies, Inc., (MTEK), whereby the Company purchased all the assets of MTEK for 15,000 post reverse-split common shares. The assets purchased include those previously licensed from MTEK, described in Note 9.

Free office space provided by chief executive officer

The Company has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

For the years ended December 31, 2013 and 2012, the Company had $-0- and $90,000 in unrealized gain on securities available-for-sale that was recorded as other comprehensive income on the statements of operations.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 3,500 post reverse-split common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at March 31, 2013 and December 31, 2012, respectively.

On April 30, 2013 the Company executed an asset purchase agreement with MTEK, whereby the Company purchased all the assets of MTEK for 15,000 post reverse-split common shares. The assets purchased were previously licensed from MTEK as described previously. The cost basis of the assets acquired is $86,033, with accumulated depreciation of $81,638, which resulted in a net asset balance of $4,395. The Company recorded the excess consideration as additional paid in capital inasmuch as it was a related party transaction. The former CEO of Mind Solutions, Inc. is also the former CEO of Mind Technologies, Inc. The Company acquired all the assets involved with the former operations of MTEK which include three thought-controlled software applications named Mind Mouse, Master Mind and Think-Tac-Toe. These purchased assets constitute neural processing software for thought-controlled technologies, allowing the user to interact with computers, gaming devices, and other machines through the power of the mind. Included in the purchase are all Mind Technologies’ inventory, fixed assets, intellectual property, and an assignment of rights and assumption of obligations under Mind Technologies’ existing contracts.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the year ended December 31, 2013, the Company entered into thirteen convertible note agreements. As of December 31, 2013, the Company has $248,358 in outstanding convertible notes payable with five non-related entities.

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

On March 7, 2013, Magna Group, LLC was assigned $40,000 of the Company’s convertible note payable related party debt. In connection with the assignment of debt, the Company then entered into a Securities Purchase Agreement with Magna Group, LLC for a $40,000 convertible note payable with interest of 10% per annum, unsecured, and due November 7, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion

On April 22, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $32,500 convertible note payable with interest of 8% per annum, unsecured, and due January 22, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion.

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In November 7, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $42,500 convertible note payable due interest at 8% per annum, unsecured, and due August 12, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion.

On November 11, 2013, Magna Group, LLC was assigned $48,872 of the Company’s convertible note payable related party debt. In connection with the assignment of debt, the Company then entered into a Securities Purchase Agreement with Magna Group, LLC for a $48,872 convertible note payable with interest of 10% per annum, unsecured, and due November 11, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion.

On November 11, 2013, the Company entered into a Convertible Note Agreement with Hanover Holdings I, LLC. The Company issued a $26,500 note with interest of 10% per annum, unsecured, and due November 11, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion.

On November 21, 2013, the Company entered into a Convertible Note Agreement with IBC Funds LLC in the amount of $82,845. The note is unsecured and is due November 21, 2014. The note is convertible into common shares of the Company at any time at a conversion rate of 50% of the market price, calculated as the lowest trading price ten days preceding the date of conversion. Upon execution of the note, the Company is to issue 125,000 shares of common stock to IBC Funds LLC. As of December 31, 2013, the Company has yet to issue the shares and has recorded them as stock payable.

On December 4, 2013, the Company entered into a Convertible Note Agreement with JMJ Financial for a $25,000 note payable. The note is interest fee for the first 180 days after which it accrues interest of 12% per annum. The note is unsecured and is due December 4, 2014. The note is convertible after 180 days into common shares of the Company at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 days previous to conversion.

Conversion of convertible debt

In the year ended December 31, 2013, Asher Enterprises converted 92,300 of convertible debt and $2,600 of accrued interest into 4,159,562 post reverse-split shares of common stock, Magna Group, LLC converted $198,196 of convertible debt and $1,106 of accrued interest into 3,238,041 post reverse-split shares of common stock, Hanover Holdings converted $94,096 of convertible debt and $250 of accrued interest into 684,062 post reverse-split shares of common stock, JMJ Financial converted $5,832 into 400,000 post reverse-split shares of commons stock and IBC Funds LLC converted $21,760 of convertible debt into 3,422,674 post reverse-split shares of common stock.

The following table summarizes the total outstanding principle on convertible notes payable:

	December 31, 2013	December 31, 2012

Convertible Notes Payable- Asher Enterprises, Inc.	$47,700	$—
Convertible Notes Payable- Magna Group, LLC	37,000	—
Convertible Notes payable - Hanover Holdings, LLC	33,404	—
Convertible Notes Payable - JMJ Financial, LLC	69,168	—
Convertible Notes Payable - IBC Funds LLC	61,086	—
Total	$248,358	$—

In the years ended December 31, 2013 and 2012, the Company recorded interest expense relating to the outstanding convertible notes payable in the amounts of $3,251 and $0.

Derivative liability

At December 31, 2013 and December 31, 2012, the Company had $19,907,241 and $0 in derivative liability pertaining to the outstanding convertible notes.

NOTE 11– CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

At December 31, 2012, the Company had an outstanding convertible note payable to the former chief executive officer of Mind Solutions, Inc. The note bears no interest and is payable upon demand. The Company and note holder agreed to amend the note on January 1, 2013 to add a conversion feature. The conversion feature allows the holder to convert the loan into common shares of the Company at the fair market stock price on the notice of conversion date with no discount whatsoever.

In the year ended December 31, 2013, the related party note holder assigned $228,133 of his outstanding convertible note to Magna Group, LLC, a unrelated third party. The related party note holder converted $51,000 of his convertible note payable balance into 10,625 (post reverse-split) common shares at the fair market price. The convertible note payable to related party balance at December 31, 2013 and December 31, 2012 is $0, respectively.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 12– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	December 31, 2013	December 31, 2012

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due.  The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At December 31, 2013 and December 31, 2012 total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $251,019 and $222,016.

NOTE 13– REVERSE STOCK SPLIT

On October 15, 2013, the Company executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common shareholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. The Company has adjusted the equity statement and equity portion of the balance sheet to retroactively account for the reverse stock split as if it occurred at inception.

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

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. The Company issued 98,000 post reverse-split shares of common stock for all the outstanding stock of Mind Solutions, Inc. Following the Merger and recapitalization of the Company, there were 121,516 post reverse-split shares of the Company’s common stock outstanding, of which 98,000, approximately 81%, are held by the former shareholders of MSI.

From October 19, 2012 to December 31, 2012 the Company issued 5,200 post reverse-split shares of common stock to consultants for services rendered. The Company valued these shares at market on the date of issuance which resulted in an expense of $776,000. The Company also issued 250 share for $10,000 cash and 3,500 shares to Mind Technologies, Inc. as consideration for a licensing agreement.

In the year ended December 31, 2012 the chief executive officer Kerry Driscoll contributed $61,000 cash to the Company. The Company recorded this contribution as additional paid in capital.

In the year ended December 31, 2013, the Company issued 35,894,503 post reverse-split shares of common stock. Of the 35,894,503 post reverse-split shares issued, 22,088,000 post reverse-split shares were to consultants for services, 15,000 (post reverse-split) shares were issued in an asset purchase agreement, 10,625 (post reverse-split) shares were issued to a related party for the reduction of $51,000 in related party convertible debt, and 13,777,673 post reverse-split shares were issued to non-related convertible note holders for the reduction of $469,346 in convertible debt. Of the 22,088,000 shares to consultants, 20,000,000 were issued to our chief executive officer pursuant to a one year consulting agreement dated December 25, 2013. We recorded the portion of the contract not yet completed as prepaid expense. The 22,088,000 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the Company recording a consideration of $1,467,703. Of the other 2,088,000 shares for services, 238,000 were to the Secretary of the Company for consulting services provided over the past 2 years. The other 1,850,000 were to unrelated third party consultants for investor related services completed by December 31, 2013.

Pursuant to the reverse stock split on October 15, 2013, there was an adjustment of 3,205 post reverse stock-split shares due to rounding up to the next whole number.

Stock Payable

In the year ended December 31, 2013, the Company recorded a stock payable of $235,375 pursuant to the uncompleted portion of the consulting agreement our chief executive officer, further described in Note 5, which amounted to $220,000. The remaining stock payable balance is made up of $15,375 which is due to IBC Funds, Inc. based on the settlement fee on the date of the agreement.

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

DECEMBER 31, 2013 AND 2012

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

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012

Exercise price	$1,400.00	$1,400.00
Market value at date of grant	$1,200.00	$1,200.00
Volatility	542% - 551%	542% - 551%
Expected dividend rate	0	0
Risk-free interest rate	0.31% - 0.34%	0.31% - 0.34%

The Company had no compensation cost for options during the year ended December 31, 2013 and 2012.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not intend to issue shares pursuant to the exercise of stock options from its treasury shares.

There are no unamortized costs associated with share-based payments at December 31, 2013 and December 31, 2012.

2009 Plan

A summary of stock option activity (post reverse stock-split) during the year ended December 31, 2013 and year ended December 31, 2012 of the Company’s stock option plans is as follows:

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

	Nine Months ended September 30, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
	(Post	(Post	(Post	(Post	(Post	(Post
	reverse	reverse	reverse	reverse	reverse	reverse
Stock Options	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)

Balance at beginning of year	96	$2,160.00	—	133	$1,940.00	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	(38)	$1,400.00	—

Balance at end of year	96	$2,160.00	—	96	$2,160.00	—

Options exercisable at end of period	96	$2,160.00	—	96	$1.08	—

Weighted average fair value of
options granted during year		—			—

The following table summarizes information about employee stock options outstanding (post reverse stock-split) at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price ($)	2013	Life	Price ($)	2013	Price ($)

1,400	38	1.25 years	1,400	38	1,400
2,640	58	1 years	2,640	58	2,640
	96			96	4,040

The following activity occurred under the Company’s plans:

	December 31, 2013	December 31, 2012

Weighted average grant date fair value of options granted	$ -	$ -
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ -	$ -

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $39,837 and $17,528 in accrued interest, respectively.

During fiscal 2012, we terminated our office lease and have no future rent commitments at December 31, 2013. We have accrued for amounts owed which relate to a combined summary judgment which was entered in April, 2010 against VOIS in the amount of $106,231. This judgment is related to the lease agreements for our former office space.

The commitments over the next three years are as follows:

Year	Commitments

2013	$ -
2014	$ -
2015	$ -

NOTE 17– INCOME TAX NOTE

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$300,500	168,500

Less valuation allowance	(300,500)	(168,500	)(

Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2013, the Company had net operating loss carryforwards of approximately $300,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 18- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	On February 19, 2014, the Company entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the Company will provide Monster with thought controlled software development services over a one year term. The Company will be paid four quarterly payments of $50,000 in restricted common stock of Monster.

2.	In February of 2014, the Company received $107,000 cash for the issuance of convertible notes payable to four different non-related parties. The convertible notes bear interest between 8% and 10% and are convertible to shares of common stock at a discount rate between 42% and 45%.

3.	From January 1, 2014 to the date of this filing, the Company issued 150,393,864 shares of common stock for services and 297,426,904 shares for the reduction of $220,582 in convertible notes payable and $11,877 of accrued interest.

