Form 10-Q/A
period 2013-09-30
Mind Solutions Inc.
filed 2014-04-25
CIK 1136711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q /A

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

EXPLANATORY NOTE

Mind Solutions, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, as filed with the U.S. Securities Exchange Commission on November 14, 2013 to correct 476,000,000 (238,000 post reverse split) shares of common stock of the Company which were erroneously canceled in September of 2013. The shares were reissued on February 28, 2014, reflecting the 2,000 for one reverse split, with a notation by the transfer agent of the Company that the original issue date was August 23, 2013.

2

3

Part I. FINANCIAL INFORMATION

Item 1. Financial Information

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Company)

	September 30,	December 31,
Assets:	2013	2012
Current Assets
Cash and Cash Equivalents	$ 5,188	$ 208
Prepaids	152,412	-
Total Current Assets	157,600	208

Fixed Assets
Property Plant & Equipment	86,717	684
Accumulated Depreciation	(83,838)	(218)
Total Fixed Assets	2,879	466

Other Assets
Marketable securities available-for-sale securities	-	390,000
Advances to Related Party	4,907	4,907
Total Other Assets	4,907	394,907

Total Assets	$ 165,386	$ 395,581

Liabilities and Stockholders' Equity:
Bank overdraft	$ 45	$ -
Accounts Payable & Accrued Expenses	395,478	429,264
Accounts Payable to Related Parties	3,500	115,110
Accrued Interest	269,900	239,543
Notes Payable	145,000	145,000
Note Payable to Related Party	-	279,133
Convertible Note Payable	117,304	-
Convertible Note Payable to Related Party	48,872	-
Derivative Liability	2,138,443	-
Total Liabilities	3,118,542	1,208,050

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 1 ,297,857 and 130,466 shares
issued and outstanding	1,298	130
Stock Payable	11,000	-
Additional Paid-In Capital	2,535,843	850,717
Accumulated Comprehensive Loss	(330,000)	(420,000)
Deficit Accumulated During the Development Stage	(5,171,297)	(1,243,316)
Total Stockholders' Equity (Deficit)	(2,953,156)	(812,469)

Total Liabilities and Stockholders' Equity	$ 165,386	$ 395,581

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(May 24, 2002) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Services	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating expenses:
Consulting	460,880	13,767	1,566,372	48,696	1,645,801
Professional Fees	58,984	4,672	149,923	13,533	210,110
General and Administration	4,095	56,307	22,118	62,187	1,116,971
Total operating expenses	523,959	74,746	1,738,413	124,416	2,972,885

Loss from operations	(523,9599)	(74,746)	(1,738,413)	(124,416)	(2,972,885)

Other Income and (Expenses):
Interest Expense	(10,112)	-	(33,012)	-	(41,856)
Derivative Interest	(2,133,379)	-	(2,268,166)	-	(2,268,166)
Forgiveness of Debt	-	-	111,610	-	111,610
Total Other Income and (Expenses)	(2,143,491)	-	(2,189,568)	-	(2,198,412)

Net Loss before taxes	(2,667,450)	(74,746)	(3,927,981)	(124,416)	(5,171,297)

Tax provisions	-	-	-	-	-

Net Loss After Taxes	$ (2,667,450)	$ (74,746)	$ (3,927,981)	$ (124,416)	$ (5,171,297)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	-	270,000	90,000	(90,000)	(330,000)

Other Comprehensive Income (Loss)	$ (2,381,850)	$ 195,254	$ (3,837,981)	$ (214,416)	$ (5,501,297)

Basic & diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	892,988,616	47,031,098	545,828,588	47,031,098

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

			From Inception
	For the Nine Months Ended		(May 24, 2002) to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (3,927,981)	$ (124,416)	$ (5,171,297)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	1,192,000	-	1,968,100
Derivative expense from convertible notes	2,268,166	-	2,268,166
Available-for-sale securities compensation	480,000	-	480,000
Forgiveness of debt	(111,610)	-	(111,610)
Depreciation	1,981	73	2,199
Changes in Operated Assets and Liabilities:
Advances to related parties	-	440	3,114
Prepaids	(152,413)	-	(152,413)
Accounts payable and accrued expenses	(3,429)	(5,163)	(396)
Bank overdraft	45	-	45
Accounts payable to related parties	-	-	111,610
Net cash used in operating activities	(253,241)	(129,066)	(602,482)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	-	-	(684)
Net cash used by investing activities	-	-	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	10,000	10,000
Proceeds from officer contributions	-	61,000	61,000
Proceeds from convertible notes	248,500	-	248,500
Proceed from convertible note to related party	48,526	-	48,526
Payments on convertible note to related party	(38,805)	-	(38,805)
Proceeds from notes payable to related parties	-	57,435	418,769
Payments on notes payable to related parties	-	-	(139,636)
Net cash provided by financing activities	258,221	128,435	608,354

Net (Decrease) Increase in Cash	4,980	(631)	5,188
Cash at Beginning of Period	208	942	-
Cash at End of Period	$ 5,188	$ 311	$ 5,188

Supplemental Disclosures:
Income Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$ 317,520	$ -	$ 317,520

Issuance of common stock in payment of related party debt	$ 51,000	$ -	$ 51,000

Consulting fees paid with available-for-sale securities
asset	$ 480,000	$ -	$ 480,000

Stock issued for assets	$ 90,000	$ -	$ 90,000

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

As of September 30, 2013, the Company had an accumulated deficit during development stage of $5,171,297, which included a net loss of $3,927,981 reported for the nine months ended September 30, 2013. Also, during the nine months ended September 30, 2013 the Company used net cash of $253,241 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Services

In the nine months ended September 30, 2013, the Company issued 139,375,000 common shares to the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for professional services. The Company also issued 476,000,000 common shares to its Secretary for professional services provided over the past 2 years.

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

In the nine months ended September 30, 2013, the Company issued 1,166,755 (post reverse-split) shares of common stock. Of the 1,166,755 (post reverse-split) shares issued, 388,000 (post reverse-split) shares were to consultants for services, 15,000 (post reverse-split) shares were issued in an asset purchase agreement, 10,625 (post reverse-split) shares were issued to a related party for the reduction of $51,000 in related party convertible debt, and 753,130 (post reverse-split) shares were issued to non-related convertible note holders for the reduction of $368,520 in convertible debt. The shares for contracted services ranging from (3) to (12) month terms, were valued at the closing stock price on the contracts executed date. The 388,000 (post reverse-split) shares issued for services were issued to an officer and two consultants for professional services rendered which resulted in consulting expense of $1,039,587 being recognized. The portion of the contract term not yet completed was recorded as a prepaid asset, further detailed in Note 5. Pursuant to the reverse stock split on October 15, 2013, there was an adjustment of 636 post reverse stock-split shares due to rounding up to the next whole number.

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

NOTE 18- RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its balance sheet as of September 30, 2013, its statement of operations for the nine months ended September 30, 2013 and its statement of cash flows for the nine months ended September 30, 2013 to account for the 238,000 post reverse split shares issued to an officer of the Company for services rendered. The shares were issued and erroneously canceled in the period. Therefor the restated financial statements account for as if they were never canceled.

The following are originally recorded and restated balances as of September 30, 2013 and for the nine months ended September 30, 2013.

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Company)

	As of September 30, 2013
	Originally
Assets:	Reported	Restated	Difference
Current Assets
Cash and Cash Equivalents	$5,188	$5,188	$—
Prepaids	152,412	152,412	—
Total Current Assets	157,600	157,600	—

Fixed Assets
Property Plant & Equipment	86,717	86,717	—
Accumulated Depreciation	(83,838)	(83,838)	—
Total Fixed Assets	2,879	2,879	—

Other Assets
Marketable securities available-for-sale securities	—	—	—
Advances to Related Party	4,907	4,907	—
Total Other Assets	4,907	4,907	—

Total Assets	$165,386	$165,386	$—

Liabilities and Stockholders' Equity:
Bank overdraft	$45	$45	$—
Accounts Payable & Accrued Expenses	395,478	395,478	—
Accounts Payable to Related Parties	3,500	3,500	—
Accrued Interest	269,900	269,900	—
Notes Payable	145,000	145,000	—
Note Payable to Related Party	—	—	—
Convertible Note Payable	117,304	117,304	—
Convertible Note Payable to Related Party	48,872	48,872	—
Derivative Liability	2,138,443	2,138,443	—
Total Liabilities	3,118,542	3,118,542	—

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	—	—	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, originally reported 1,059,857 shares; restated
1,297,857 shares issued and outstanding	1,060	1,298	(238)
Stock Payable	11,000	11,000	—
Additional Paid-In Capital	2,250,481	2,535,843	(285,362)
Accumulated Comprehensive Loss	(330,000)	(330,000)	—
Deficit Accumulated During the Development Stage	(4,885,697)	(5,171,297)	285,600
Total Stockholders' Equity (Deficit)	(2,953,156)	(2,953,156)	—

Total Liabilities and Stockholders' Equity	$165,386	$165,386	$—

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company)

	For the Nine Months Ended September 30, 2013
	Originally
	Reported	Restated	Difference

Revenues	$—	$—	$—
Cost of Services	—	—	—

Gross Profit	—	—	—

Operating expenses:
Consulting	1,280,772	1,566,372	285,600
Professional Fees	149,923	149,923	—
General and Administration	22,118	22,118	—
Total operating expenses	1,452,813	1,738,413	285,600

Loss from operations	(1,452,813)	(1,738,413)	(285,600)

Other Income and (Expenses):
Interest Expense	(33,012)	(33,012)	—
Derivative Interest	(2,268,166)	(2,268,166)	—
Forgiveness of Debt	111,610	111,610	—
Total Other Income and (Expenses)	(2,189,568)	(2,189,568)	—

Net Loss before taxes	(3,642,381)	(3,927,981)	(285,600)

Tax provisions	—	—	—

Net Loss After Taxes	$(3,642,381)	$(3,927,981)	$(285,600)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	90,000	90,000	—

Other Comprehensive Income (Loss)	$(3,552,381)	$(3,837,981)	$(285,600)

Basic & diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	545,828,588	545,828,588

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)

	For the Nine Months Ended September 30, 2013
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(3,642,381)	$(3,927,981)	$(285,600)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	906,400	1,192,000	285,600
Derivative expense from convertible notes	2,268,166	2,268,166	—
Available-for-sale securities compensation	480,000	480,000	—
Forgiveness of debt	(111,610)	(111,610)	—
Depreciation	1,981	1,981	—
Changes in Operated Assets and Liabilities:
Advances to related parties	—	—	—
Prepaids	(152,413)	(152,413)	—
Accounts payable and accrued expenses	(3,429)	(3,429)	—
Bank overdraft	45	45	—
Accounts payable to related parties	—	—	—
Net cash used in operating activities	(253,241)	(253,241)	—

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—	—
Net cash used by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	—
Proceeds from officer contributions	—	—	—
Proceeds from convertible notes	248,500	248,500	—
Proceed from convertible note to related party	48,526	48,526	—
Payments on convertible note to related party	(38,805)	(38,805)	—
Proceeds from notes payable to related parties	—	—	—
Payments on notes payable to related parties	—	—	—
Net cash provided by financing activities	258,221	258,221	—

Net (Decrease) Increase in Cash	4,980	4,980	—
Cash at Beginning of Period	208	208	—
Cash at End of Period	$5,188	$5,188	$—

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party debt	$317,520	$317,520	$—
			$—
Issuance of common stock in payment of related party debt	$51,000	$51,000	$—

Consulting fees paid with available-for-sale securities
asset	$480,000	$480,000	$—

Stock issued for assets	$90,000	$90,000	$—

The accompanying notes are an integral part of these financial statements.

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

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at September 30, 2013, we had a working capital deficit of $2,953,156 and an accumulated deficit of $ 5,171,297 .  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

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

MIND SOLUTIONS, INC.

April 25, 2014	By: /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

