Form 10-K/A
period 2013-12-31
Mind Solutions Inc.
filed 2014-05-14
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-33053

MIND SOLUTIONS, Inc.
(Exact name of issuer as specified in its charter)
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2014, the registrant had outstanding 520,466,225 shares of common stock, par value $0.0001 per share.

2

EXPLANATORY NOTE

On April 14, 2014, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended December 31, 2013. This Amendment No. 1 to our Annual Report on Form 10-K is being filed to more fully describe the information about our business.

The filing of this Form 10-K/A, Amendment No. 1, is not an admission that our Form 10-K for the year ended December 31, 2014, filed on April 14, 2014, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K filed on April 14, 2014. We have not updated the disclosures in this Form 10-K/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

In the interest of clarity, we have decided to file this Form 10-K/A, Amendment No. 1 in its entirety due to the extensive changes that we have made.

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

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

The Company

MedStrong International Corporation was incorporated in the State of Delaware on May 19, 2000, as Medical Records by Net, Inc. On October 17, 2000, its name was changed to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation. On March 9, 2001, the corporate name was changed to MedStrong International Corporation. On January 31, 2007, our name was changed to VOIS, Inc.

On February 12, 2007, we announced a change in our “shell company” status. We had been classified for reporting purposes as a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). Commencing in the first quarter of 2007, we had developed a new line of business in connection with an Internet social networking site, incurred expenses developing this site, brought in senior experienced management, and purchased certain assets in furtherance of this line of business.

On March 18, 2008, VOIS, Inc. changed its domicile from the State of Delaware to the State of Florida. There was no change in our capital structure as a result of this corporate event.

On October 19, 2012, VOIS, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mind Solutions, Inc., a Nevada corporation (“MSI”), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which was a wholly-owned subsidiary of our company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of VOIS (the “Merger”). The stockholders of MSI were issued a total of 196,000,000 shares of our common stock in exchange for 100% of the outstanding shares of MSI.

Upon the closing of the Merger, our sole officer and director resigned and simultaneously with the Merger, Kerry Driscoll was appointed our sole officer and director. Our business and operations are now the business and operations of Mind Solutions, Inc., a Nevada corporation.

On October 28, 2013, VOIS, Inc. changed the state of incorporation of VOIS, Inc. from Florida to Nevada by means of a reverse merger with our wholly-owned subsidiary, Mind Solutions, Inc., a Nevada corporation. As a result, we also adopted new articles of incorporation and new bylaws which will govern our corporate operations under Nevada law. Along with the change of domicile, we changed our name to “Mind Solutions, Inc.”

Business Overview

Our Current Business. Mind Solutions, Inc. develops systems for the Brain-Computer-Interface (BCI) market, which includes state of the art micro electro encephalograph, or EEG, wireless headset technology and software applications designed to operate with thought controlled technologies. Our software development is currently compatible with the Emotiv EEG headset, allowing the user to control any action on their PC through the power of their mind. We have three completed software applications on the market which operate on the Emotiv platform. We are working to provide applications for the mobile market, utilizing an open architecture platform, allowing outside developers to create thought-controlled applications, which can be submitted to Mind Solutions for review. Once approved, we plan to offer our products for sale on an App Store in the near future.

Mind Solutions is working with what we regard as one of the most advanced electronics manufacturing companies in Hong Kong to develop our EEG headset and bring it to market. This BCI headset will allow users to operate thought-controlled applications on their mobile phone devices as well as on traditional PC computers.

With the use of a wireless headset that detects and processes real time brain activity patterns (small voltage changes in the brain caused by the firing of neurons), the user may be able to control any machine with the power of his mind. The sensors detect thoughts, feelings, and expressions and initiates commands produced by the software we have developed based on research into the human brain – the central control center for all our interactions and experiences. Using non-invasive electroencephalography (EEG), it is possible to observe each person’s individual electrical brain activity.

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

Once developed, we believe that the EEG headset may be the smallest in the world. If we are successful in our development efforts it may be used to communicate with mobile smart phones as well as personal computers, or PCs. We have received, on a preliminary basis, prototypes from our manufacturing sub-contractor in Hong Kong and, if our financial and market circumstances allow, and depending on the outcome of our efforts to raise additional capital, we may make arrangements for our manufacturing sub-contractor to begin manufacturing of the product. However, market conditions or our financial resources may not be sufficient to undertake these and other steps that we anticipate will be necessary.

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

Software. Currently we have developed three thought-controlled software applications, Mind Mouse, Master Mind, and Think Tac Toe, which are currently available to consumers. These completed applications have been tested by our Scientific Advisory Board as well focus groups, including persons with disabilities such as amyotrophic lateral sclerosis, or ALS, which is also known as Lou Gehrig’s disease. The applications have all passed beta testing and are ready for commercialization to the public. The three completed applications are sold online, direct to consumers and delivered via email as a download for their PC. Mind Mouse and Master Mind are currently sold at $99, while the basic application of Think Tac Toe is sold for $49. These applications are available for purchase as a software download through our Internet website at www.mindsolutionscorp.com.

Our current software products are as follows:

•	Mind Mouse. This thought-controlled software application is designed to allow the user to navigate the computer, click and double click to open programs, compose email and send with the power of his mind. The application can be used by anyone, but we believe it is especially beneficial to people with disabilities who have communication problems.
•	Master Mind. This thought-controlled software application is designed to allow the user to play existing PC games which are on the market with the power of his mind. Rather than using a traditional keyboard, mouse or hand-held controller, the player controls the characters with his thoughts through the use of a wireless headset that reads the player’s brainwaves. The user maps specific thoughts to create commands, which are received via a Bluetooth wireless USB. Those commands cause the characters to run, shoot, jump or any other action used in the game.
•	Think-Tac-Toe. The thought-controlled version of tic-tac-toe, allows the user to play against the computer using the power of his mind. The game provides the use of a gyroscope to move right, left, up or down. Once the desired square is selected, the user concentrates to place an “X” or “O” in the respective box. The game can be played entirely by cognitive thought, by thinking Right or Left or can utilize the gyroscope to move from square to square.

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

Our Micro EEG headset is designed to be the smallest, lightest BCI device on the market. Our goal has been to create a user-friendly BCI that uses dry sensors in a way that they do not stand out when worn and produce reliable, consistent results. While there are many uncertainties and variables beyond our control in developing new products, if our market circumstances allow, we anticipate that if we are successful in our development efforts and provided that we can obtain sufficient amount of additional financing, we may release the headset in the near future.

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

On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Royalty Agreement.”

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

We May Be Unable to Enforce or Defend Our Ownership and Use of Proprietary Technology

Our success depends to a significant degree upon our proprietary technology. Companies in the software industry have experienced substantial litigation regarding intellectual property. We rely on a combination of patents, trade secrets, copyright law, contractual restrictions, and passwords to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any litigation to enforce our intellectual property rights would be expensive and time consuming, would divert management resources, and may not be adequate to protect our business.

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

Regulations

The only government regulations that we are aware of are the shipping and customs regulations for our products coming from Hong Kong. Once the final product is complete and we place the initial order for shipment, we will need to adhere to normal customs and shipping regulations.

Key Personnel of Mind Solutions

Our future financial success depends to a large degree upon the personal efforts of our key personnel. Kerry Driscoll, our chief executive officer, president, and chief financial officer, and his intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy. We currently have a scientific advisory board spearheaded by Dr, Gordon Chiu, Dr, Larry Reid and Doug Franks. While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

We currently have a one year Consulting Agreement with our chief executive officer, Kerry Driscoll, executed on December 25, 2013, whereby we issued 120,000,000 shares of our common stock for executive consulting services to be provided over a one year term from the date of the agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Consulting Agreement.”

Adequacy of Working Capital for Mind Solutions

We will apply great efforts to raise though equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. If we are not able to raise additional capital, we would not be able to continue operations and our business may fail.

The Financial Results for Mind Solutions May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially and adversely affect our business, operating results, and financial condition. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of the date of this report, we do not have any employees. Kerry Driscoll, our chief executive officer, president, and chief financial officer, is working for us as an independent contractor, pursuant to a consulting agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Consulting Agreements.” All other persons working for Mind Solutions are also independent contractors. We plan to save costs by keeping the software development and EEG hardware development with our independent contractors. Dr. Gordon Chiu, our chief scientific advisor, will be considered to become an employee as well as a full time technical support manager once the EEG headset is complete and funding is available. We anticipate adding up to two additional employees in the next 12 months. We do not feel that we would have any difficulty in locating needed staff.

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

Item 3. Legal Proceedings.

Mind Solutions is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with our customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCQB since November 22, 2010, under the symbol “VOIS.” Due to the trading price of our shares being below $0.01 per share, beginning on May 1, 2014, our common stock has been traded on the OTC Pink. Our symbol remains the same.

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

As of May 14, 2014, we had 520,466,225 shares of our common stock outstanding. Our shares of common stock are held by approximately 540 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Authorized Equity Compensation Plan Shares

Since January 1, 2013, we have taken the following actions:

•	On September 9, 2013, we filed with the SEC a Post-Effective Amendment No. 1 to our Registration Statement on Form S-8 in order to increase the number of shares of our common stock issuable on a registered basis pursuant to stock options and other equity-based compensation awards that may be granted under our 2009 Equity Compensation Plan. The number of shares covered by this plan was increased by 100,000,000 to 285,000,000 shares.
•	On January 28, 2014, we filed with the SEC a Registration Statement on Form S-8 which covers 25,000,000 shares of our common stock available for issuance pursuant to awards under our 2014 Equity Compensation Plan.

Issuance of Equity Compensation Plan Shares

Since January 1, 2013, we have issued the following shares for services rendered (all shares of our common stock which were issued have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013):

•	Pursuant to a Consulting Agreement dated October 24, 2012, on February 6, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On February 8, 2013, we issued 5,000 post reverse-split shares of our common stock to Mark Lucky for his consulting services rendered during the reverse merger with Vois, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On April 17, 2013, we issued 1,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered as of March 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated May 1, 2013, on May 10, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated July 19, 2013, on July 26, 2013, we issued 10,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated September 2, 2013, on September 11, 2013, we issued 35,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.

•	On September 20, 2013, we issued 20,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered to the Company by October 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 19,688 post reverse-split shares of our common stock to Brent Fouch for consulting services rendered to the Company by September 30, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 17,812 post reverse-split shares of our common stock to Kerry Driscoll for consulting services rendered to the Company by September 30, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated January 2, 2014, on January 31, 2014, we issued 10,000,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.
•	Pursuant to a Consulting Agreement dated December 25, 2013, on December 25, 2013, we issued 20,000,000 post reverse-split shares of our common stock to Kerry Driscoll, which shares had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.
•	Pursuant to a Consulting Agreement dated December 25, 2013, on January 6, 2014, we issued 100,000,000 post reverse-split shares of our common stock to Kerry Driscoll, which shares had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock to various creditors, IBC Funds, LLC, Magna Group, LLC, Hanover Holdings I, LLC, Asher Enterprises, Inc., and JMJ Financial, and other parties.

IBC Funds, LLC. On November 21, 2013, IBC Funds, LLC, a Nevada limited liability company, acquired by assignment, debts owed by Mind Solutions to four creditors in the amount of $82,845.63. Likewise, on November 21, 2013, IBC Funds and Mind Solutions executed that certain Settlement Agreement and Stipulation, whereby Mind Solutions agreed to settle the debt of $82,845.63, and to pay the debt by the issuance of shares pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which provides that the issuance of shares are exempt from the registration requirement of Section 5 of the Securities Act. In relevant part, Section 3(a)(10) of the Securities Act provides an exemption from the registration requirement for securities: (i) which are issued in exchange for a bona fide claim, (ii) where the terms of the issuance and exchange are found by a court to be fair to those receiving shares, (iii) notice of the hearing is provided to those to receive shares and they are afforded the opportunity to be heard, (iv) the issuer must advise the court prior to its hearing that it intends to rely on the exemption provided in Section 3(a)(10) of the Securities Act, and (v) there cannot be any impediments to the appearance of interested parties at the hearing.

On November 22, 2013, in a court proceeding styled IBC Funds, LLC, a Nevada limited Liability Company, Plaintiff vs. Mind Solutions, Inc., a Nevada corporation, Defendant, bearing Civil Action No. 2013 CA 008370 NC, in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, after due notice, the court entered an order approving the Settlement Agreement and Stipulation. In satisfaction of the debt, we agreed to issue shares of our common stock in one or more tranches to IBC Funds in the manner contemplated in the Settlement Agreement and Stipulation at a conversion price of $0.0045 per share. In accordance with the terms of the Settlement Agreement and Stipulation, the court was advised of our intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of the shares.

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
14

•	On February 12, 2014, we issued 9,976,000 post reverse split shares of our common stock to IBC Funds, LLC for the reduction of $12,470 in convertible debt. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

Magna Group, LLC. Beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor. Mr. Fouch had loaned the sum of $347,292 to the predecessor of Mind Solutions for working capital purposes. Mr. Fouch subsequently assigned some of the notes to Magna Group, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Transactions with Brent Fouch.” Upon conversion of the notes, Magna Group, LLC received 52,803,315 post reverse split shares of our common stock as follows:

•	On February 8, 2013, we issued 364 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $10,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 14, 2013, we issued 4,399 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 27, 2013, we issued 4,261 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 13, 2013, we issued 7,331 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $25,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On March 21, 2013, we issued 8,021 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 6, 2013, we issued 10,868 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,324 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 20, 2013, we issued 11,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $13,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 8, 2013, we issued 18,182 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $18,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 24, 2013, we issued 19,181 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $15,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 7, 2013, we issued 36,364 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 28, 2013, we issued 60,606 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $20,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
15

•	On September 10, 2013, we issued 73,164 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $16,096 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 18, 2013, we issued 81,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $9,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 24, 2013, we issued 81,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $9,000 in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 25, 2013, we issued 65,909 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $7,000 of principle and $250 in accrued interest relating to the outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 4, 2013, we issued 374,111 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $5,000 of principle in convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 11, 2013, we issued 1,069,519 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $3,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 20, 2013, we issued 1,547,107 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $1,872 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 26, 2013, we issued 1,818,182 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $2,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 9, 2014, we issued 2,181,818 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $3,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 10, 2014, we issued 7,272,727 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $8,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 21, 2014, we issued 8,264,462 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $5,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 27, 2014, we issued 13,223,140 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $8,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 16,568,145 post reverse split shares of our common stock to Magna Group, LLC for the reduction of $13,000 in outstanding convertible debt. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
16

Hanover Holdings I, LLC. In 2013, we executed various Securities Purchase Agreements with Hanover Holdings I, LLC, whereby we issued convertible promissory notes to Hanover Holdings I, LLC bearing interest on the unpaid balance at the rate of 10 percent. We issued 75,745,890 post reverse split shares of our common stock to Hanover Holdings I, LLC, in connection with the conversions of the convertible promissory notes as follows:

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

Asher Enterprises, Inc. In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent. We issued 11,537,322 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of the conversion of the convertible promissory notes as follows:

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

JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded on May 15, 2013, in the amount of $30,000, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, in the amount of $20,000, on December 9, 2013, in the amount of $25,000, and on April 16, 2014, in the amount of $40,000. After allowing for conversions, only $26,278 of the note was convertible on the date of this report. We issued 75,022,674 post reverse split shares of our common stock to JMJ Financial, as a result of the conversion of the convertible promissory note as follows:

•	On December 5, 2013, we issued 822,674 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 7,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $5,214 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 5, 2014, we issued 11,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $7,392 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 10, 2014, we issued 16,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $10,692 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
19

•	On February 24, 2014, we issued 18,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,474 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 27, 2014, we issued 20,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•	On April 3, 2014, we issued 14,363,704 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $8,618 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•	On May 2, 2014, we issued 31,619,318 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $26,500 of principle and $1,325 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

We issued 177,603,815 post reverse split shares of our common stock to consultants and others, as follows;

•	On November 4, 2012, we issued 5,000 post reverse split shares of our common stock to James Mahony for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Mahony were restricted in their transfer as required by the Securities Act.

•	On November 14, 2012, we issued 98,000 post reverse split shares of our common stock to Kerry Driscoll as a result of a cash payment of $50,000, in connection with the merger of Mind Solutions, Inc. and VOIS, Inc. The shares issued to Mr. Driscoll were restricted in their transfer as required by the Securities Act.

•	On November 15, 2012, we issued 100 post reverse split shares of our common stock to JT Trading for consulting services rendered in the year ended December 31, 2012. The shares issued to JT Trading were restricted in their transfer as required by the Securities Act.

•	On November 15, 2012, we issued 250 post reverse split shares of our common stock to Kyle Spiewek for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Spiewek were restricted in their transfer as required by the Securities Act.

•	On December 12, 2012, we issued 100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.

•	Pursuant to a License Agreement dated December 18, 2012, on December 18, 2012, we issued 3,500 post reverse split shares of our common stock to Mind Technologies, Inc. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
20

•	Pursuant to a Consulting Agreement dated October 24, 2012, on January 24, 2013, we issued 5,000 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	On February 1, 2013, we issued 5,000 post reverse split shares of our common stock to Mark Lucky for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Lucky were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated February 20, 2013, on February 28, 2013, we issued 7,500 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated March 18, 2013, on March 18, 2013, we issued 5,000 post reverse split shares of our common stock to Christian Hansen for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Hansen were restricted in their transfer as required by the Securities Act.
•	On March 18, 2013, we issued 4,000 post reverse split shares of our common stock to Larry Simon for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Simon were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated March 18, 2013, on March 18, 2013, we issued 15,000 post reverse split shares of our common stock to Relaunch Consulting Group for consulting services rendered in the year ended December 31, 2013. The shares issued to Relaunch Consulting Group were restricted in their transfer as required by the Securities Act.
•	On April 8, 2013, we issued 1,000 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated June 1, 2013, on June 1, 2013, we issued 5,000 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	On June 16, 2013, we issued 15,000 post reverse split shares of our common stock to Mind Technologies, Inc. pursuant to an Asset Purchase Agreement. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated July 19, 2013, on July 19, 2013, we issued 10,000 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated September 2, 2013, on September 2, 2013, we issued 35,000 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	On September 17, 2013, we issued 20,000 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
21

•	On September 18, 2013, pursuant to an Officer Agreement, we issued 238,000 post reverse split shares of our common stock to Jeff Dashefsky in consideration for services rendered by Mr. Dashefsky as an officer of VOIS, Inc. since April 4, 2011, and to be rendered throughout the one year term of the Officer Agreement, as full compensation in lieu of cash payment for services. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	On September 26, 2013, we issued 19,688 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	On September 30, 2013, we issued 17,813 post reverse split shares of our common stock to Kerry Driscoll for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Driscoll were restricted in their transfer as required by the Securities Act.
•	On November 11, 2013, we issued 1,500,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services rendered in the year ended December 31, 2013. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
•	On November 25, 2013, we issued 200,000 post reverse split shares of our common stock to First Swiss Capital, Inc. for consulting services rendered in the year ended December 31, 2013. The shares issued to First Swiss Capital, Inc. were restricted in their transfer as required by the Securities Act.
•	On December 25, 2013, we issued 20,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	On January 6, 2014, we issued 100,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	On January 15, 2014, we issued 6,000,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services to be rendered in the year ended December 31, 2014. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
•	On January 31, 2014, we issued 10,000,000 post reverse split shares of our common stock to Brent Fouch for pursuant to a Consulting Agreement dated January 2, 2014. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	On March 14, 2014, we issued 11,627,907 post reverse split shares of our common stock to Monster Arts, Inc. for consulting services pursuant to a Consulting Agreement dated February 12, 2014. The shares issued to Monster Arts, Inc. were restricted in their transfer as required by the Securities Act.
•	On March 18, 2014, we issued 5,000,000 post reverse split shares of our common stock to Brett Cusick pursuant to a Consulting Agreement dated March 18, 2014. The shares issued to Mr. Cusick were restricted in their transfer as required by the Securities Act.
•	On March 19, 2014, we issued 10,000,000 post reverse split shares of our common stock to Noah Fouch pursuant to a Consulting Agreement dated March 19, 2014, with respect to social media work for Mind Solutions. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act. Noah Fouch is the son of Brent Fouch.
22

•	On March 19, 2014, we issued to Premier Venture Partners, LLC, a California limited liability company, 12,765,957 shares of our common stock as Initial Commitment Shares in connection with an Equity Purchase Agreement dated March 11, 2014. The shares issued to Premier Venture Partners were restricted in their transfer as required by the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

•	On May 11, 2014, we issued 5,000,000 post reverse split shares of our common stock to IN2NE Corp. pursuant to a Consulting Agreement dated May 11, 2014. The shares issued to IN2NE Corp. were restricted in their transfer as required by the Securities Act.

As stated above, beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor. Mr. Fouch had loaned the sum of $347,292 to the predecessor of Mind Solutions for working capital purposes. Mr. Fouch subsequently assigned some of the notes to Magna Group, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Transactions with Brent Fouch.” On June 5, 2013, in an Assignment Agreement between Mr. Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc., Mr. Fouch assigned to Magna Group, LLC $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06. Mr. Fouch retained $51,000.06 of the Convertible Promissory Note dated December 31, 2010, which was converted into 21,250,000 shares of our common stock, pursuant to a Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

•	The information contained in our annual report on Form 10-K under the Exchange Act.

•	The information contained in any reports or documents required to be filed by Mind Solutions under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

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

Mind Solutions has successfully developed software applications described below that run on Emotive EEG headsets. We have experienced minimal sales of our software applications. It was decided by management that to better position Mind Solutions in the market, we should develop our own unique EEG headset that would allow us to have more market strength. We have invested a significant amount of money and time into developing a prototype EEG headset, which has been successfully tested on several Android devices and tablets.

On August 1, 2012, Dr. Gordon Chiu, our chief scientific adviser, filed an International Patent Application No. PCT/US2012/049135. Generally, the proprietary technology we are using consists of a “Portable Brain Activity Monitor.” On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Business – Patents and Intellectual Property.”

We believe a minimum of $350,000 is still needed to complete the EEG device, which will cover costs associated with the SDK (operating system), the design work to create a sleek, consumer-friendly final product and updates on the hardware including Bluetooth wireless updates. We have announced our desire to partner with a larger technology firm to invest in the completion of the EEG headset in return for a negotiated interest in the product. If successful, in attracting a partner, we will not need to raise this capital to complete the project. If we are not successful in attracting a financial partner to assist in the completion of the EEG headset, we plans to raise funds by means of an equity offering to raise the necessary capital to complete the project.

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

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Mind Solutions to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.

Revenues. During the years ended December 31, 2013, and 2012 we had little revenue. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. For the year ended December 31, 2013, consulting expense increased to $1,892,785 as compared to $827,091 from the prior year ended December 31, 2012. The increase was primarily the result of expense related to stock being issued to officers and consultants for services rendered to Mind Solutions.

Professional Fees . For the year ended December 31, 2013, professional fees increased to $229,420 as compared to $25,200 from the prior year ended December 31, 2012. Professional fee expense increased primarily due to increase in accounting and legal fees due to the merger with Mind Solutions, Inc.

Selling, General and Administrative Expense . For the year ended December 31, 2013, selling, general and administrative expenses decreased to $48,564 as compared to $85,792 from the prior year ended December 31, 2012. For the years ended December 31, 2013, and 2012, general and administrative expenses consisted of the following:

	2013	2012

Officer Salary	$15,060	$-0-
Research and Development	—	58,330
Depreciation and Amortization	2,442	98
Other	31,062	27,364
	$48,564	$85,792

Research and Development . For the year ended December 31, 2013, research and development expense amounted to $0 as compared to $58,330 for the year ended December 31, 2012. The decrease was due to limited resources for product development activities.

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

Net Loss. Our net loss from operations increased to $22,142,476 for the year ended December 31, 2013, from $949,926 for the year ended December 31, 2012.

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

Operating activities

Net cash used for continuing operating activities during fiscal 2013 was $388,177 as compared to $159,869 for fiscal 2012. Non-cash items totaling approximately $21,749,389 contributing to the net cash used in continuing operating activities for fiscal 2013 include:

•	$1,467,703 representing the value of shares issued to consultants and officers;
•	$19,907,242 of derivative expense;
•	$480,000 of available-for-sale securities compensation;

•	$111,610 of forgiveness of debt;

•	$2,442 of depreciation; and
•	$3,612 increase in accounts payable.

Net cash used for continuing operating activities during fiscal 2012 was $159,869. Non-cash items totaling approximately $787,057 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$776,000 representing the value of shares issued for consulting services;
•	$98 of depreciation;
•	$440 of advances to related parties; and
•	$10,519 in increase in accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities was $0 for both fiscal 2013 and 2012.

IBC Funds, LLC

On November 21, 2013, IBC Funds, LLC, a Nevada limited liability company, acquired by assignment, debts owed by Mind Solutions to four creditors in the amount of $82,845.63. Likewise, on November 21, 2013, IBC Funds and Mind Solutions executed that certain Settlement Agreement and Stipulation, whereby Mind Solutions agreed to settle the debt of $82,845.63, and to pay the debt by the issuance of shares pursuant to Section 3(a)(10) of the Securities Act, which provides that the issuance of shares are exempt from the registration requirement of Section 5 of the Securities Act. In relevant part, Section 3(a)(10) of the Securities Act provides an exemption from the registration requirement for securities: (i) which are issued in exchange for a bona fide claim, (ii) where the terms of the issuance and exchange are found by a court to be fair to those receiving shares, (iii) notice of the hearing is provided to those to receive shares and they are afforded the opportunity to be heard, (iv) the issuer must advise the court prior to its hearing that it intends to rely on the exemption provided in Section 3(a)(10) of the Securities Act, and (v) there cannot be any impediments to the appearance of interested parties at the hearing.

On November 22, 2013, in a court proceeding styled IBC Funds, LLC, a Nevada limited Liability Company, Plaintiff vs. Mind Solutions, Inc., a Nevada corporation, Defendant, bearing Civil Action No. 2013 CA 008370 NC, in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, after due notice, the court entered an order approving the Settlement Agreement and Stipulation. In satisfaction of the debt, we agreed to issue shares of our common stock in one or more tranches to IBC Funds in the manner contemplated in the Settlement Agreement and Stipulation at a conversion price of $0.0045 per share. In accordance with the terms of the Settlement Agreement and Stipulation, the court was advised of our intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of the shares.

As set forth in the order, the court found that the terms and conditions of the exchange were fair to Mind Solutions and IBC Funds within the meaning of Section 3(a)(10) of the Securities Act, and that the exchange of the debt for our securities was not made under Title 11 of the United States Code.

As permitted by the court order and the Settlement Agreement and Stipulation, we issued 77,298,674 post reverse split shares of our common stock to IBC Funds, LLC. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

Hanover Holdings I, LLC Financing

In 2013, we executed various Securities Purchase Agreements with Hanover Holdings I, LLC, whereby we issued convertible promissory notes to Hanover Holdings I, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	Convertible promissory note dated February 4, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 159,659 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 7, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 304,379 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated June 5, 2013, in the original principal amount of $41,500. As a result of a conversion of the note, we issued 58,085,830 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated August 7, 2013, in the original principal amount of $26,500. As a result of a conversion of the note, we issued 17,084,482 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated November 23, 2013, in the original principal amount of $26,500. As of the date hereof, $26,500 remains unpaid on the note.

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Hanover Holdings I, LLC’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Hanover Holdings I, LLC's option, any amounts owed to Hanover Holdings I, LLC under the note. Unless otherwise agreed in writing by both parties, at no time will Hanover Holdings I, LLC convert any amount of the note into common stock that would result in Hanover Holdings I, LLC owning more than 4.99% of the common stock outstanding of the registrant.

 The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (as defined in the note). “Market Price” means the lowest Trading Price (as defined below) for our common stock during the 10 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Hanover Holdings I, LLC (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Hanover Holdings I, LLC promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from stockholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

All shares of our common stock issued to Hanover Holdings I, LLC that were issued or will be issued will be free of any restrictions pursuant to Rule 144 under the Securities Act. In addition, all shares of our common stock which were issued or will be issued to Hanover Holdings I, LLC have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

The note further provides for anti-dilution adjustments in favor of Hanover Holdings I, LLC, in the event we offer additional shares of our common stock.

Copies of the Securities Purchase Agreements and convertible notes in favor of Hanover Holdings I, LLC are filed as exhibits to this report.

Asher Enterprises, Inc. Financing

In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent, as follows:

•	Convertible promissory note dated December 26, 2012, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 44,402 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 1, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 583,992 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated April 18, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 10,836,925 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
29

•	Convertible promissory note dated November 7, 2013, in the original principal amount of $42,500. As of the date hereof, $42,500 remains unpaid on the note.
•	Convertible promissory note dated February 6, 2014, in the original principal amount of $37,500. As of the date hereof, $37,500 remains unpaid on the note.

•	Convertible promissory note dated May 8, 2014, in the original principal amount of $42,500. As of the date hereof, $42,500 remains unpaid on the note.

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Asher Enterprises, Inc.’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Asher Enterprises, Inc.’s option, any amounts owed to Asher Enterprises, Inc. under the note. Unless otherwise agreed in writing by both parties, at no time will Asher Enterprises, Inc. convert any amount of the note into common stock that would result in Asher Enterprises, Inc. owning more than 4.99% of the common stock outstanding of the registrant.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (as defined in the note) but in no event shall the Conversion Price be less than $0.00004. “Market Price” means the lowest Trading Price (as defined below) for our common stock during the 10 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Asher Enterprises, Inc. (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Asher Enterprises, Inc. promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from stockholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

All shares of our common stock issued to Asher Enterprises, Inc. that were issued or will be issued will be free of any restrictions pursuant to Rule 144 under the Securities Act. In addition, all shares of our common stock which were issued or will be issued to Asher Enterprises, Inc. have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

The note further provides for anti-dilution adjustments in favor of Asher Enterprises, Inc., in the event we offer additional shares of our common stock.

Copies of the Securities Purchase Agreements and convertible notes in favor of Asher Enterprises, Inc. are filed as exhibits to this report.

JMJ Financial Financing

On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, on December 9, 2013, in the amount of $25,000, and on April 16, 2014, in the amount of $40,000. After allowing for conversions, only $26,278 of the note was convertible on the date of this report.

The Conversion Price of the note is 60% of the lowest trade price in the 25 trading days previous to the conversion (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for )(clearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the note into common stock that would result in JMJ Financial owning more than 4.99% of the common stock outstanding of the registrant.

JMJ Financial has the right, at any time after 180 days from the effective date of the note, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the registrant as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price.

As of the date hereof, $26,278 of the JMJ Financial note remains unpaid.

All shares of our common stock issued to JMJ Financial that were issued or will be issued will be free of any restrictions pursuant to Rule 144 under the Securities Act. In addition, all shares of our common stock which were issued or will be issued to JMJ Financial have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

The note further provides for anti-dilution adjustments in favor of JMJ Financial, in the event we offer additional shares of our common stock.

A copy of the convertible promissory note in favor of JMJ Financial is filed as an exhibit to this report.

Cash from Financing Activities

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

Subsequent Events

LG Capital Funding, LLC Financing . On February 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued convertible promissory notes in an aggregate amount of $50,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	Convertible promissory note dated February 4, 2014, in the original principal amount of $25,000. On February 25, 2014, we issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	Convertible promissory note dated February 4, 2014, in the original principal amount of $25,000. On February 25, 2014, we issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On March 25, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $40,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On March 25, 2014, we issued a $40,000 convertible note unsecured and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

GEL Properties, LLC . On February 4, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due February 4, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

Premier Venture Partners, LLC. On March 11, 2014, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 187,234,043 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permits us to “put” up to $1,000,000.00 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We will not receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we will receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We will bear all costs associated with the registration.

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

As mentioned above, we have already issued to Premier 12,765,957 shares of our common stock as Initial Commitment Shares in connection with the Equity Purchase Agreement. The shares issued to Premier were restricted in their transfer as required by the Securities Act. Pursuant to the Equity Purchase Agreement, we have agreed to register for resale by means of a registration statement to be filed with the SEC the 12,765,957 shares of our common stock as Initial Commitment Shares.

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
34

Premier has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio. The obligations of Premier under the Equity Purchase Agreement are not transferable and the registration statement will not cover sales of our common stock by transferees of Premier.

Notwithstanding anything to the contrary in the Equity Purchase Agreement, Mind Solutions shall not be entitled to deliver a Put Notice and Premier shall not be obligated to purchase any shares of our common stock at a Closing unless each of the following conditions are satisfied:

•	A registration statement shall have been declared effective and shall remain effective and available for the resale of all the Registrable Securities (as defined in the Registration Rights Agreement executed in connection with the Equity Purchase Agreement) at all times until the Closing with respect to the subject Put Notice;
•	At all times during the period beginning on the related Put Notice Date and ending on and including the related Closing Date, the shares of our common stock (i) shall have been listed or quoted for trading on the Principal Market, (ii) shall not have been suspended from trading thereon, and (iii) Mind Solutions shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of the shares of our common stock;
•	Mind Solutions has complied with its obligations and is otherwise not in breach of or in default under the Equity Purchase Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith which has not been cured prior to delivery of Premier’s Put Notice Date;
•	No injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Securities; and
•	The issuance of the Securities will not violate any stockholder approval requirements of the Principal Market.

If any of the events described in the bullet points immediately above occurs during a Pricing Period, then Premier shall have no obligation to purchase the Put Amount of Common Stock set forth in the applicable Put Notice.

Subject to the satisfaction of the conditions set forth in Sections 2.5, 7 and 8 of the Equity Purchase Agreement, the closing of the purchase by Premier of shares of our common stock (a “Closing”) shall occur on the date which is the sixth Trading Day following the applicable Put Notice Date (each a “Closing Date”). Upon each such Closing Date, Mind Solutions shall use all commercially reasonable efforts to cause its transfer agent to electronically transmit the Securities by crediting the account of Premier’s prime broker (as specified by Premier within a time reasonably in advance of Premier’s notice) with DTC through its Deposit Withdrawal Agent Commission (“DWAC”) system. Within one business day after receipt of the securities, Premier shall deliver to Mind Solutions the Purchase Price to be paid for such shares of our common stock, determined as set forth in Section 2.5 of the Equity Purchase Agreement. Notwithstanding the preceding sentence, to the extent that the Purchase Price for any particular Put would exceed $65,000, then the amount over $65,000 may be paid by Premier within 10 Trading Days after Premier’s receipt of the Securities.

Purchase Price . The Purchase Price for the Securities for each Put shall be the Put Amount multiplied by 75% of the lowest individual daily VWAP of the shares of our common stock during the Pricing Period less $650.

Overall limit on Common Stock Issuable . Notwithstanding anything contained in the Equity Purchase Agreement to the contrary, if during the Open Period, Mind Solutions becomes listed on an exchange that limits the number of shares of our common stock that may be issued without stockholder approval, then the number of shares of our common stock issuable by Mind Solutions and purchasable by Premier, shall not exceed that number of the shares of our common stock that may be issuable without stockholder approval (the “Maximum Common Stock Issuance”). If such issuance of shares of our common stock could cause a delisting on the Principal Market, then the Maximum Common Stock Issuance shall first be approved by Mind Solutions’ stockholders in accordance with applicable law and the bylaws and the articles of incorporation of Mind Solutions, if such issuance of shares of our common stock could cause a delisting on the Principal Market. The parties understand and agree that Mind Solutions’ failure to seek or obtain such stockholder approval shall in no way adversely affect the validity and due authorization of the issuance and sale of Securities or Premier’s obligation in accordance with the terms and conditions hereof to purchase a number of shares of our common stock in the aggregate up to the Maximum Common Stock Issuance limitation, and that such approval pertains only to the applicability of the Maximum Common Stock Issuance limitation provided in Section 2.6 of the Equity Purchase Agreement.

Failure to Deliver Shares of our Common Stock . If after one Trading Day following any Closing Date, Mind Solutions has failed to deliver any Securities pursuant to the Equity Purchase Agreement (and such failure is not caused by Premier), then the Pricing Period for such Put Notice shall be extended from the fifth Trading Day following a Put Notice until the date which is the Trading Day immediately prior to the date which the Securities are actually received by Premier.

Limitation on Amount of Ownership . Notwithstanding anything to the contrary in Equity Purchase Agreement, in no event shall Premier be entitled to purchase that number of shares of our common stock, which when added to the sum of the number of shares of our common stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Exchange Act), by Premier, would exceed 4.99% of the number of shares of our common stock outstanding on the Closing Date, as determined in accordance with Rule 13d-1(j) of the Exchange Act.

The Equity Purchase Agreement will terminate when any of the following events occur:

•	When Premier has purchased an aggregate of $1,000,000 in the shares of the common stock of Mind Solutions pursuant to the Equity Purchase Agreement;
•	On the date which is 36 months after March 11, 2014;
•	If no registration statement has been declared effective by the SEC within 10 months after March 11, 2014;
•	If at any time after March 11, 2014, the registration statement is no longer in effect;
•	The trading of the shares of our common stock is suspended by the SEC, the Principal Market or FINRA for a period of two consecutive Trading Days during the Open Period; or
•	The shares of our common stock cease to be registered under the Exchange Act or listed or traded on the Principal Market or the registration statement is no longer effective (except as permitted thereunder). Immediately upon the occurrence of one of the above-described events, Mind Solutions shall send written notice of such event to Premier.

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

Caesar Capital Group LLC . On April 15, 2014, we executed a Securities Purchase Agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with 8% interest per annum, due April 15, 2015. The note holder has the right to convert the note into shares of our common stock after six months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

ARRG Corp . On April 30, 2014, we executed a Securities Purchase Agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with 8% interest per annum, due April 30, 2015. The note holder has the right to convert the note into shares of our common stock after six months from the date of the executed note at a discount to market of 45% based on the lowest trading price 10 days prior to conversion.

Cicero Consulting Group, LLC . On May 12, 2014, we executed a Consulting Agreement with Cicero Consulting Group, LLC (“Cicero”) and convertible promissory note in the amount of $200,000 whereby Cicero will provide management consulting and business advisory services to Mind Solutions over a one year term. We have compensated Cicero with a $200,000 convertible promissory note which is considered earned in full as of May 12, 2014. The convertible note issued pursuant to the Consulting Agreement may be converted into shares of our common stock after six months from the date of the executed note at a 10% discount to market based on the lowest trading price during the 10 trading days prior to the conversion date.

KBM Worldwide, Inc. On May 8, 2014, we executed a Securities Purchase Agreement with KBM Worldwide, Inc., whereby we issued a convertible promissory note dated May 8, 2014, to KBM Worldwide, Inc. bearing interest on the unpaid balance at the rate of eight percent, in the original principal amount of $42,500.

The note is convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at KBM Worldwide, Inc.’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at KBM Worldwide, Inc.’s option, any amounts owed to KBM Worldwide, Inc. under the note.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (as defined in the note). “Market Price" means the average of the lowest three Trading Prices (as defined below) for our common stock during the 30 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and KBM Worldwide, Inc. (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the note being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such note.

“Trading Day” shall mean any day on which shares of our common stock are tradable for any period on the OTC, or on the principal securities exchange or other securities market on which shares of our common stock are then being traded.

All shares of our common stock to be issued to KBM Worldwide, Inc. are to be issued free of any restrictions pursuant to Rule 144 under the Securities Act.

The note further provides for anti-dilution adjustments in favor of KBM Worldwide, Inc., in the event we offer additional shares of our common stock.

Copies of the Securities Purchase Agreement and convertible note in favor of KBM Worldwide, Inc. are filed as exhibits to this report.

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

Effective March 6, 2014, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Rodgers due to its violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rodgers’ clients; Mind Solutions was not one of the clients for which Rodgers was sanctioned. You can find a copy of the order at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf.

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

During our fiscal year ending December 31, 2012, and through the date of the current report on Form 8-K and Form 8-K/A described above (i) there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report; and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

The financial statements included in this report were audited by Terry L. Johnson, CPA.

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

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Our current board of directors consists of one director, who has expertise in the proposed business of Mind Solutions. Upon receipt of sufficient funds to pay for consultants as described elsewhere in this report either from revenues or through receipt of funds from debt or sales of our common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

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

Kerry Driscoll has served as a member of our board of directors, our chief executive officer and our chief financial officer since October 2012. Mr. Driscoll graduated from the University of Southern California where he received his B.S. in Business Administration through the Entrepreneur Program. Mr. Driscoll has been involved with many start-ups since receiving his degree in 1991. Since 1997, he has been a principal at Driscoll & Associates Insurance Services, Inc.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors. However, we have adopted charters for these committees, in the event that we elect to implement them. Copies of the charters for each proposed committee have been previously filed with the SEC.

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

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee. The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. At the present time, Kerry Driscoll, our chief executive officer and chief financial officer, is considered to be our expert in financial and accounting matters.

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

Scientific Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This board is led by Dr. Gordon Chiu, who has more than 15 years of combined domestic and international experience in biomedical, chemical, cosmetic, medical and technology industries. He has been invited to serve on the board of public and private companies and to provide vital advice to the board while increasing overall stockholder value. Dr. Chiu’s background and broad experience has allowed him to act as an advisor in areas of Alzheimer research, breast cancer research, dermatology, drug addictions research, green technology and antimicrobial research. Dr. Chiu has worked as a research scientist for both Pfizer (NYSE: PFE) and Merck & Co. Inc. (NYSE: MRK).

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

On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. See “Certain Transactions – Royalty Agreement.”

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Such persons are also required to furnish Mind Solutions with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners have not complied on a timely basis with all Section 16(a) filing requirements.

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

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors. Before we can expect to provide for officer salaries, we will have to obtain revenues form the sales of our products or raise funds through a debt or equity offering of our securities. See “Item 1. Business.”

Mind Solutions Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2013, and 2012:

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

__________

(1) Mr. Lucky was our chief executive officer from October 2011 until October 2012.

(2) Mr. Driscoll is our chairman of the board, president, chief financial officer, principal accounting officer, and secretary.

(3)  Mr. Dashefsky was our corporate secretary. On or about September 17, 2013, Mr. Dashefsky verbally resigned as an officer of Mind Solutions. On October 7, 2013, Mr. Dashefsky executed a formal written notice of resignation as an officer of Mind Solutions.

How Mr. Driscoll’s compensation was determined. Mr. Driscoll’s has been serving as our chief executive officer and chief financial officer since October 2012, and is also a member of our board of directors. Mr. Driscoll executed a Consulting Agreement on December 25, 2013, whereby Mind Solutions issued to him 120,000,000 post reverse split restricted common shares in return for his services for one year. We recorded the portion of the contract not yet completed at December 31, 2013, as a prepaid expense of $263,397. Of the 120,000,00 post reverse split shares of our common stock, 100,000,000 were not issued until January 2014, and therefore were recorded as a stock payable of $220,000 which represented the value of the shares based on the closing share price on the date of the executed consulting agreement. The 120,000,000 shares were restricted in their transfer pursuant to the Securities Act. On September 26, 2013, pursuant to our 2009 Incentive Stock Plan, we also issued to Mr. Driscoll 17,813 post reverse split shares of our common stock which were valued at $11,291. The shares were registered with the SEC on a Form S-8 registration statement.

How Mr. Dashefsky’s compensation was determined. In 2013, we issued 280,100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered to VOIS, Inc. These shares were valued at $300,200 based on the closing share price on the date of the executed Officer Agreement on August 20, 2013, and were restricted in their transfer pursuant to the Securities Act.. In 2012, we issued 100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services to Mind Solutions. These shares were valued at $14,000 based on the closing share price of $0.07 on the issuance of the shares, and were restricted in their transfer pursuant to the Securities Act.

How Mr. Lucky’s compensation was determined. Mr. Lucky, who served as our chief executive officer and chief financial officer from October 2011 until October 2012, and also served as a member of our board of directors, and as our chief financial officer from November 2009, until September 2010, was not a party to an employment agreement with Mind Solutions. His compensation was determined by our board of directors. Our board considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to Mind Solutions and the time he devoted to our business. The board did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. Mr. Lucky’s compensation excluded option grants he received as a member of our board of directors.

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

__________

(1)   Mr. Discoll is our chief financial officer, principal accounting officer, and secretary.

(2) Mr. Dashefsky was our corporate secretary. On or about September 17, 2013, Mr. Dashefsky verbally resigned as an officer of Mind Solutions. On October 7, 2013, Mr. Dashefsky executed a formal written notice of resignation as an officer of Mind Solutions.

Mind Solutions Employment Agreements

As of the date of this report, Mind Solutions does not have any employment agreement with Kerry Driscoll, our chairman of the board, president, chief financial officer, principal accounting officer, and secretary, although we do have a Consulting Agreement executed on December 25, 2013. Pursuant to the Consulting Agreement, Mr. Driscoll is charged with creating operating plans for the strategic direction of Mind Solutions correlated with annual operating budgets, and will provide such services as managing the business of sales, marketing, production and general business services.

In consideration of the services to be provided by Mr. Driscoll during the term of the Consulting Agreement, Mr. Driscoll was issued 120,000,000 shares of our common stock, which were restricted in their transfer as required by the Securities Act. The term for this agreement shall be for one year from its date, but can be renewed by mutual agreement by both parties.

Mind Solutions Director Compensation

Our directors do not receive compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
•	Each director;
•	Each named executive officer; and
•	All directors and officers as a group.
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent
Kerry Driscoll (3)	120,098,085	24.82
All officers and directors as a group (one person)	120,098,085	24.82

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o VOIS, Inc., at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of August 23, 2013, the record date, there were issued and outstanding 520,466,225 shares of our common stock. As of the record date, we did not have any shares of preferred stock issued and outstanding.
(3)	Mr. Driscoll is our president, chief executive officer, and sole director.

As a result of the stock ownership by Messrs. Driscoll and Dashefsky, they are able to influence most matters requiring stockholder approval including the election of directors, merger or consolidation. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 24.82 percent of our outstanding common stock. As a result, these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of Mind Solutions; or
•	With respect to the election of directors or other matters.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Consulting Agreements

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

In addition to the above issuance of shares of our common stock to Mr. Driscoll, with respect to various Consulting Agreements with Mr. Driscoll, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans and Recent Sales of Unregistered Securities.”

Consulting Agreement with Mark Lucky. In the year ended December 31, 2013, Mind Solutions issued 69,688 post reverse-split shares of our common stock to Mark Lucky, the former chief executive officer of Mind Solutions, Inc., pursuant to an executed Consulting Agreement for professional services.

In addition to the above issuance of shares of our common stock to Mr. Lucky, with respect to various Consulting Agreements with Mr. Lucky, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

Consulting Agreement with Jeff Dashefsky. In the year ended December 31, 2013, Mind Solutions issued 259,000 post reverse-split shares of our common stock to Jeff Dashefsky, the former corporate secretary of Mind Solutions, Inc., pursuant to an executed Consulting Agreement for professional services.

In addition to the above issuance of shares of our common stock to Mr. Dashefsky, with respect to various Consulting Agreements with Mr. Dashefsky, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

In addition to the above issuance of shares of our common stock to Mr. Driscoll, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans and Recent Sales of Unregistered Securities.”

Consulting Agreement with Mark Lucky. In the year ended December 31, 2013, Mind Solutions issued 69,688 post reverse-split shares of our common stock to Mark Lucky, the former chief executive officer of Mind Solutions, Inc., pursuant to an executed Consulting Agreement for professional services.

In addition to the above issuance of shares of our common stock to Mr. Lucky, with respect to various Consulting Agreements with Mr. Lucky, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

Consulting Agreement with Jeff Dashefsky. In the year ended December 31, 2013, Mind Solutions issued 259,000 post reverse-split shares of our common stock to Jeff Dashefsky, the former corporate secretary of Mind Solutions, Inc., pursuant to an executed Consulting Agreement for professional services.

In addition to the above issuance of shares of our common stock to Mr. Dashefsky, with respect to various Consulting Agreements with Mr. Dashefsky, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

Accounts Payable to a Related Party

Mind Solutions was advanced money by Iceweb Storage Corporation, Inc, at zero percent interest, for working capital commitments. Mark Lucky, our former chief operating officer, is a current officer of Iceweb Storage. At December 31, 2013, and December 31, 2012, the balance due to Iceweb Storage was $3,500.

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

Royalty Agreement

On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology.

License Agreement

In December 2012, we executed a license agreement with Mind Technologies, Inc. for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. We issued 3,500 post reverse-split shares of our common stock as consideration for the license agreement. Mind Technologies, Inc. was a related party to Mind Solutions because its chief executive officer, Brent Fouch, was also the former chief executive officer of Mind Solutions, Inc. See Note 9 to our attached financial statements for more details on licensed products.

Asset Purchase Agreement

On April 30, 2013, we executed an asset purchase agreement with Mind Technologies, Inc. whereby we purchased all the assets of Mind Technologies, Inc. for 15,000 post reverse-split shares of our common stock. The assets purchased include those previously licensed from Mind Technologies, Inc., described in Note 9 to our attached financial statements.

Free Office Space Provided by Chief Executive Officer

Mind Solutions has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Transactions with Brent Fouch

Beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor who loaned $347,292 to Mind Solutions for working capital purposes. In payment of the amount owed to Mr. Fouch, we issued various convertible promissory notes. Mr. Fouch subsequently converted or assigned the notes to Magna Group, LLC, as follows:

•	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06.
•	Convertible Promissory Note dated March 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
•	Convertible Promissory Note dated January 2, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
•	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated March 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Assignment Agreement dated March 7, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
48

•	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06. Mr. Fouch retained $51,000.06 of the Convertible Promissory Note dated December 31, 2010, which was converted into 21,250,000 shares of the registrant, as described in the immediately following bullet point.
•	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000.06 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.
•	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
•	Assignment Agreement dated January 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 2, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.

As of the date of this report we have repaid all sums owing by us to Mr. Fouch. As a result of the various assignments by Mr. Fouch to Magna Group, LLC, Mr. Fouch received the sum of $289,792 from Magna Group, LLC. Due to the conversion by Magna Group, LLC of the various notes assigned by Mr. Fouch, Magna Group, LLC received 52,803,315 post reverse split shares of our common stock. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

Consulting Agreements with Brent Fouch. In 2014, we executed two Consulting Agreements with Brent Fouch, as follows:

•                 Consulting Agreement dated January 2, 2014. Pursuant to the agreement, Mr. Fouch will provide services and advise on all matters which relate to the public filings and compliance by Mind Solutions under the rules of the SEC. In addition, Mr. Fouch will provide guidance regarding development of the next generation of software applications. As compensation, Mr. Fouch has received 10,000,000 shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                 Consulting Agreement dated May 2, 2014. Pursuant to the agreement, Mr. Fouch will locate an experienced, proven company and owner in the field of software technology and negotiate a position on the company’s advisory board. The individual or company selected must have a history of operating or selling companies in excess of $100 million. Mr. Fouch shall provide such services related to maintaining compliance and advise Mind Solutions in conducting due diligence to comply all applicable federal, state and local laws. In consideration of services rendered to date and to be rendered during the term of the agreement, Mr. Fouch received 5,000,000 shares of our common stock which have been registered pursuant to an S-8 registration statement.

Copies of the Consulting Agreements with Brent Fouch are filed as exhibits to this report.

In addition to the above issuance of shares of our common stock to Mr. Fouch, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans and Recent Sales of Unregistered Securities.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.
(c)	The following exhibits are attached to this report:
Exhibit No.	Identification of Exhibit
2.1**	Plan and Agreement of Merger Between Vois, Inc. (a Florida Corporation) and Mind Solutions, Inc. (a Nevada corporation) dated October 15, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
2.2**	Agreement and Plan of Merger dated October 19, 2012, by and among VOIS, Inc., Mind Solutions, Inc., a Nevada corporation, Mind Solutions, Inc., an Ontario corporation and Mind Solutions Acquisition Corp., a Nevada corporation, filed as Exhibit 2.1 to the registrant’s Form 8-K on October 23, 2012, Commission File Number 000-33053.
3.1**	Delaware Certificate of Incorporation of Medical Records by Net, Inc., dated May 19, 2000, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468
Delaware Certificate of Amendment to the Certificate of Incorporation of Medical Records by Net, Inc. changing the its corporate name to Lifelink Online, Inc., dated October 17, 2000, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468.
50

Delaware Certificate of Amendment to the Certificate of Incorporation of Lifelink Online, Inc. changing the its corporate name to MedStrong Corporation, dated January 17, 2001, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468.
Delaware Certificate of Amendment to the Certificate of Incorporation of MedStrong Corporation changing the its corporate name to MedStrong International Corporation, dated March 9, 2001, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468.
3.2**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated August 2006, filed as Exhibit 3.1(a) to the registrant’s Report on Form 10-QSB on August 21, 2006, Commission File Number 333-57468.
Form of Restated Certificate of Incorporation of MedStrong International Corporation dated May 19, 2000, filed as Exhibit 3.1(b) to the registrant’s Report on Form 10-QSB on August 21, 2006, Commission File Number 333-57468.
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc., filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8*	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on December 2, 2011.
3.9*	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012.
3.10*	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on May 17, 2013.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
51

3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17*	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002.
3.18*	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003.
3.19*	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009.
3.20*	Bylaws of Red Meteor, Inc.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc., filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc., filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc., filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc., filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc., filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc., filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc., filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc., filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc., filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
52

10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant, filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc., filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant, filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19*	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500.
10.20*	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500.
10.21*	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500.
10.22*	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500.
10.23*	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500.
10.24*	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500.
10.25*	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500.
10.26*	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500.
10.27*	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500.
10.28*	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500.
10.29*	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500.
10.30*	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500.
10.31*	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500.
10.32*	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500.
10.33*	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500.
53

10.34*	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500.
10.35*	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500.
10.36*	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500.
10.37*	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500.
10.38*	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500.
10.39*	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06.
10.40*	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06.
10.41*	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant.
10.42*	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05.
10.43*	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435.
10.44*	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435.
10.45*	Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.46*	Assignment Agreement dated August 7, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.47*	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
10.48*	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
10.49*	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000.
10.50*	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant.
10.51*	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant.
10.52*	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant.
10.53*	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant.
10.54*	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant.
10.55*	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500.
10.56*	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”), filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58*	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant.
10.59*	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500.
10.60*	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

54

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: May 14, 2014.

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry Driscoll KERRY DRISCOLL	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	May 14, 2014

55

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEET AS OF DECEMBER 31, 2013 AND 2012	F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,	F-3
2013 AND 2012

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED DECEMBER 31, 2013 AND 2012

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,	F-5
2013 AND 2012

NOTES TO THE FINANCIAL STATEMENTS	F-6

56

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

The accompanying notes are an integral part of these financial statements

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

MIND SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Development Stage Company)

	Common Stock	Common Stock	Preferred Stock	Preferred Stock	Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Income (loss)	Accumulated Deficit	Total
Balance May 24, 2002	—	$—	—	$—	$—	$—	$—	$—	$—
Shares issued to founder	23,516	24	—	—	76	—	—	—	100
Net loss for year	—	—	—	—	—	—	—	(100)	(100)
Balance December 31, 2002	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2003	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2004	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2005	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2006	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2007	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2008	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—	—	—	—	—	—	—	—
Balance December 31, 2009	23,516	24	—	—	76	—	—	(100)	—

Net loss for year	—	—			—	—	—	(145,634)	(145,634)
Balance December 31, 2010	23,516	24	—	—	76	—	—	(145,734)	(145,634)
									—
Investment	—	—	—	—	810,000	—	210,000	—	1,020,000
Net loss for year	—	—			—	—	—	(150,656)	(150,656)
Balance December 31, 2011	23,516	24	—	—	810,076	—	210,000	(296,390)	723,710

Recapitalization	98,000	98	—	—	(806,351)	—	—	—	(806,253)
Capital contribution from officer	—	—	—	—	61,000	—	—	—	61,000
Investment adjustment to fmv	—	—	—	—	—	—	(630,000)	—	(630,000)
Stock issued for cash	250	1	—	—	9,999	—	—	—	10,000
Stock issued for services	5,200	5	—	—	775,995	—	—	—	776,000
Stock issued for licensing agreement	3,500	2	—	—	(2)	—	—	—	—
Net loss for year	—	—	—	—	—	—		(946,926)	(946,926)
Balance December 31, 2012	130,466	130	—	—	850,717	—	(420,000)	(1,243,316)	(812,469)

Investment adjustment to fmv	—	—	—	—	—	—	90,000	—	90,000
Stock issued for services	22,088,000	22,088	—	—	1,445,615	—	—	—	1,467,703
Stock payable to IBC Funds LLC	—	—	—	—	—	15,375	—	—	15,375
Stock payable to consultant	—	—	—	—	—	220,000	—	—	220,000
Stock issued for debt reduction	13,777,673	13,778	—	—	455,568	—	—	—	469,346
Stock issued for related party
debt reductions	10,625	11	—	—	50,989	—	—	—	51,000
Asset purchase agreement	15,000	15	—	—	4,380	—	—	—	4,395
Rounding adj per reverse split	3,205	3	—	—	(3)	—	—	—	—
Net loss for year ended						—
December 31, 2013	—	—	—	—	—	—	—	(22,142,473)	(22,142,473)
Balance December 31, 2013	36,024,969	$36,025	—	$—	$2,807,266	$235,375	$(330,000)	$(23,385,789)	$(20,637,123)

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

On October 28, 2013, the Company closed an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposes this agreement was treated as a reverse merger. The operations of the Company became those solely of Mind Solutions, Inc. In connection with the merger agreement, the Company changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31. Pursuant to the Pan of Merger with Mind Solutions, Inc., the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common stockholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc.

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

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2013 AND 2012

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

License Agreement

In December of 2012, the Company executed a license agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brain waves and allow interaction with a computer. The Company issued 3,500 post reverse-split common shares as consideration for the license agreement. MTEK is a related party to the Company because its chief executive officer was also the former chief executive officer of Mind Solutions, Inc. See Note 9 for more details on licensed products.

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

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the Company signed a license agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 3,500 post reverse-split common shares to MTEK as consideration for the license agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at March 31, 2013 and December 31, 2012, respectively.

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

In the year ended December 31, 2013, the related party note holder assigned $228,133 of his outstanding convertible note to Magna Group, LLC, an unrelated third party. The related party note holder converted $51,000 of his convertible note payable balance into 10,625 (post reverse-split) common shares at the fair market price. The convertible note payable to related party balance at December 31, 2013 and December 31, 2012 is $0, respectively.

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

NOTE 13– REVERSE STOCK SPLIT

On October 15, 2013, the Company executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $.0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a 2,000 for 1 reverse split). As a result, the current common stockholders of VOIS, Inc. will hold all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. The Company has adjusted the equity statement and equity portion of the balance sheet to retroactively account for the reverse stock split as if it occurred at inception.

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

On October 19, 2012, the Company entered into an Agreement and Plan of Merger with Mind Solutions, Inc. The Company issued 98,000 post reverse-split shares of common stock for all the outstanding stock of Mind Solutions, Inc. Following the Merger and recapitalization of the Company, there were 121,516 post reverse-split shares of the Company’s common stock outstanding, of which 98,000, approximately 81%, are held by the former stockholders of MSI.

From October 19, 2012 to December 31, 2012 the Company issued 5,200 post reverse-split shares of common stock to consultants for services rendered. The Company valued these shares at market on the date of issuance which resulted in an expense of $776,000. The Company also issued 250 share for $10,000 cash and 3,500 shares to Mind Technologies, Inc. as consideration for a license agreement.

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

NOTE 15– STOCK OPTIONS

2009 Plan

On April 17, 2009, our board of directors authorized the 2009 Plan covering 2,500 (post reverse-split) shares of common stock.   The 2009 Plan was required to be approved by our stockholders prior to April 17, 2010 or any incentive stock options we may award under the 2009 Plan will automatically convert into non-qualified options upon terms and conditions determined by the board of directors, as nearly as is reasonably practicable in its sole determination, the terms and conditions of the incentive stock options being so converted.  Following the adoption of the 2009 Plan our board of directors granted options to purchase an aggregate of 485 (post reverse-split) shares of our common stock with exercise prices ranging from $1,400 to $2,800 per share (post reverse-split).

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

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS, Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At December 31, 2013 and December 31, 2012 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $39,837 and $17,528 in accrued interest, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$300,500	168,500

Less valuation allowance	(300,500)	(168,500)

Deferred tax assets, net of valuation allowance	$—	$—

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

1.	On February 19, 2014, the Company entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the Company will provide Monster with thought controlled software development services over a one year term. The Company will be paid four quarterly payments of $50,000 in restricted common stock of Monster.

2.	In February of 2014, the Company received $107,000 cash for the issuance of convertible notes payable to four different non-related parties. The convertible notes bear interest between 8% and 10% and are convertible to shares of common stock at a discount rate between 42% and 45%.

3.	From January 1, 2014 to the date of this filing, the Company issued 150,393,864 shares of common stock for services and 297,426,904 shares for the reduction of $220,582 in convertible notes payable and $11,877 of accrued interest.

4.	On January 2, 2014, the Company entered into a convertible promissory note with Brent Fouch, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion.

.

5.	On January 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 2, 2014 in the amount of $61,096.

6.	On April 15, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with 8% interest per annum, due April 15, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

7.	On May 15, 2013, the Company executed a convertible promissory note with JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On April 16, 2014, the Company received $40,000 pursuant to this convertible promissory note with JMJ Financial.

8.	On April 30, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with 8% interest per annum, due April 30, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

9.	On May 8, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $42,500 with KBM Worldwide, Inc. with 8% interest per annum, due February 12, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 49% based on the average of the three lowest trading prices thirty days prior to conversion.

10.	On May 11, 2014, the Company entered into a Consulting Agreement with IN2NE Corp. whereby IN2NE Corp will provide management consulting, business advisory, shareholder information, public relations and financing services. The term of the Consulting Agreement will be one year. The Company will issue 5,000,000 common shares upon the execution of this Consulting Agreement and pay $1,000 per month in consulting fees.

11.	On May 12, 2014, the Company entered into a Consulting Agreement with Cicero Consulting Group, LLC (“Cicero”) whereby Cicero will provide management consulting and business advisory services over a one term. The Company will compensate Cicero with a $200,000 convertible promissory note which will be considered earned in full as of the date of executed Consulting Agreement. The convertible note issued pursuant to the Consulting Agreement will have rights to convert debt at a 10% discount to market based on the lowest trading price during the ten trading days prior to the conversion date.

