Form 10-Q
period 2014-03-31
Mind Solutions Inc.
filed 2014-05-15
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-33053

_____________________________________

MIND SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	01-0719410 (I.R.S. Employer Identification Number)
3525 Del Mar Heights Road, Suite 802 San Diego, California (Address of principal executive offices)	92130 (Zip Code)
(888) 461-3932 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 15, 2014, the registrant had outstanding 520,466,225 shares of common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS (Development Stage Company)

	(Unaudited)	(Audited)
	March 31,	December 31,
Assets:	2014	2013
Current Assets
Cash and Cash Equivalents	$57,933	$47,428
Prepaids	197,396	289,550
Total Current Assets	255,329	336,978

Fixed Assets
Property Plant & Equipment	86,717	86,717
Accumulated Depreciation	(84,760)	(84,299)
Total Fixed Assets	1,957	2,418

Other Assets
Marketable securities available-for-sale securities	21,667	—
Total Other Assets	21,667	—

Total Assets	$278,953	$339,396

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$397,952	$394,859
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	287,467	277,560
Deferred Revenues	18,889	—
Notes Payable	145,000	145,000
Convertible Notes Payable	245,396	248,358
Derivative Liability	5,844,857	19,907,242
Total Liabilities	6,943,061	20,976,519

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 464,482,033 and 36,024,969 shares
issued and outstanding	464,482	36,025
Stock Payable	15,500	235,375
Additional Paid-In Capital	17,037,091	2,807,266
Accumulated Comprehensive Loss	(358,333)	(330,000)
Deficit Accumulated During the Development Stage	(23,822,848)	(23,385,789)
Total Stockholders' Equity (Deficit)	(6,664,108)	(20,637,123)

Total Liabilities and Stockholders' Equity	$278,953	$339,396

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company) (Unaudited)
			From Inception
	For the Three Months Ended		(May 24, 2002) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Product Revenues	$—	$—	$1,163
Service Revenues	31,111	—	31,111

Cost of Sales	—	—	678

Gross Profit	31,111	—	31,596

Operating expenses:
Consulting	398,234	847,881	2,370,451
Professional Fees	28,827	37,233	258,247
General and Administration	23,472	69,685	1,227,077
Total operating expenses	450,533	954,799	3,855,775

Loss from operations	(419,422)	(954,799)	(3,824,179)

Other Income and (Expenses):
Interest Expense	(17,637)	(9,785)	(73,314)
Derivative Interest	—	(41,003)	(20,036,965)
Forgiveness of Debt	—	111,610	111,610
Total Other Income and (Expenses)	(17,637)	60,822	(19,998,669)

Net Loss before taxes	(437,059)	(893,977)	(23,822,848)

Tax provisions	—	—	—

Net Loss After Taxes	$(437,059)	$(893,977)	$(23,822,848)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(28,333)	90,000	(358,333)

Other Comprehensive Income (Loss)	$(465,392)	$(803,977)	$(24,181,181)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	312,808,041	297,676,320

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)
(Unaudited)
			From Inception
	For the Three Months Ended		(May 24, 2002) to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(437,059)	$(893,977)	$(23,822,848)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	247,992	794,300	2,491,795
Derivative expense from convertible notes	—	41,003	19,907,242
Available-for-sale securities transferred as compensation	—	480,000	480,000
Available-for-sale securities received for service revenues	31,111	—	31,111
Forgiveness of debt	—	(111,610)	(111,610)
Depreciation	461	24	3,121
Changes in Operated Assets and Liabilities:			—
Available-for-sale securities	—	—	—
Accounts payable and accrued expenses	13,000	(403,580)	24,166
Accounts payable to related parties	—	(21,062)	115,110
Net cash used in operating activities	(144,495)	(114,902)	(881,913)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—	(684)
Net cash used by investing activities	—	—	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	155,000	98,000	580,345
Proceed from convertible note to related party	—	48,100	48,526
Payments on convertible note to related party	—	(13,685)	(38,474)
Proceeds from notes payable to related parties	—	—	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	155,000	132,415	940,530

Net (Decrease) Increase in Cash	10,505	17,513	57,933
Cash at Beginning of Period	47,428	208	—
Cash at End of Period	$57,933	$17,721	$57,933

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$226,787	$—	$469,346

Issuance of common stock in payment of related party debt	$—	$—	$51,000

Consulting fees paid with available-for-sale securities asset	$—	$—	$480,000

Stock issued for assets	$—	$—	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 14, 2014 (the “2013 Annual Report”).

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the three months ended December 31, 2014 and 2013 advertising and marketing expense were $0 respectively.

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

There are 199,934,504 potentially dilutive post reverse stock-split shares of common stock outstanding as of March 31, 2014 which are derived from the outstanding convertible promissory notes.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, the Company had an accumulated deficit during development stage of $23,822,848 which included a net loss of $437,059 reported for the three months ended March 31, 2014. Also, during the three months ended March 31, 2014 the Company used net cash of $144,495 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

The prepaid asset recorded at March 31, 2013 was the result of the Company executing a one year consulting contract with its chief executive officer on December 25, 2013 whereby the Company issued 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $.0022 on the date of the agreement which will result in the Company recording officer compensation of $264,000 over the life of the contract.

As of March 31, 2014 and December 31, 2013, the Company had a prepaid balance of $197,397 and $289,550 which are derived from the uncompleted portion of the consulting agreements with the Company’s chief executive officer.

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31, 2014	December 31, 2013

Equipment	$82,531	$82,531
Furniture	4,186	4,186
Total	86,717	86,717
Less accumulated Depreciation	(84,760)	(84,299)
Property and equipment, net	$1,957	$2,418

On April 30, 2013 the Company acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $461 and $24.

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible note payable to related party

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

Consulting agreement with CEO

The Company executed a consulting agreement on December 25, 2013 with its current Chief Executive Officer whereby the Company issued 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $.0022 on the date of the agreement which will result in the Company recording officer compensation of $264,000 over the life of the contract.

Consulting agreement with former CEO

In the year ended December 31, 2013, the Company issued 69,688 post reverse-split common shares to the former CEO of Mind Solutions, Inc., pursuant to an executed consulting contract for professional services.

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At March 31, 2014 and December 31, 2013, the balance due to Iceweb Storage Corporation Inc., was $3,500.

In total the Company had accounts payable to related parties balances at March 31, 2014 and December 31, 2013 of $3,500, respectively.

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

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

On February 12, 2014, the Company entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the Company will provide Monster with thought controlled software development services over a one year term. The Company will be paid four quarterly payments of $50,000 in restricted common stock of Monster. The Company received its first payment of 8,333,333 common shares of Monster Arts Inc. worth approximately $50,000, based on the closing stock price of $.006 on February 12, 2014, which was recorded as an available-for-sale security asset with the credit to deferred revenues. The Company revalued the 8,333,333 shares on March 31, 2014 which resulted in an unrealized loss on available-for-sale securities of $28,333 as the stock price of Monster decreased to $.0026.

As of March 31, 2014 and December 31, 2013 the Company had available for sale securities balance of $21,667 and $0.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the three months ended March 31, 2014, the Company entered into six convertible note agreements. As of March 31, 2014 and December 31, 2013, the Company has $245,396 and $248,358 in outstanding convertible notes payable with six non-related entities.

On January 2, 2014, the Company entered into a convertible promissory note with Brent Fouch, a related party to the Company, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On January 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 2, 2014 in the amount of $61,096.

On February 4, 2014, the Company entered into a Convertible Note Agreement with Gel Properties LLC. The Company issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On February 4, 2014, the Company entered into a Convertible Note Agreement with LG Capital Funding LLC. The Company issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On February 6, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable due interest at 8% per annum, unsecured, and due November 10, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion.

On February 25, 2014, the Company entered into a Convertible Note Agreement with LG Capital Funding LLC. The Company issued a $40,000 convertible note with interest of 10% per annum, unsecured, and due February 25, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On March 25, 2014, the Company entered into a Convertible Note Agreement with LG Capital Funding LLC. The Company issued a $40,000 convertible note with interest of 10% per annum, unsecured, and due March 25, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

Conversion of convertible debt

In the three months ended March 31, 2014, Asher Enterprises converted 52,000 of convertible debt and $1,300 of accrued interest into 7,035,757 post reverse-split shares of common stock, Magna Group, LLC converted $37,000 of convertible debt into 4,510,292 post reverse-split shares of common stock, Hanover Holdings converted $43,000 of convertible debt into 75,170,312 post reverse-split shares of common stock, JMJ Financial converted $47,772 into 74,200,000 post reverse-split shares of commons stock and IBC Funds LLC converted $61,085 of convertible debt and $2,030 of accrued interest into 73,876,000 post reverse-split shares of common stock.

The following table summarizes the total outstanding principle on convertible notes payable:

	March 31, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$80,000	$47,700
Convertible Notes Payable- Magna Group, LLC	—	37,000
Convertible Notes payable - Hanover Holdings, LLC	26,500	33,404
Convertible Notes Payable - JMJ Financial, LLC	21,396	69,168
Convertible Notes Payable - IBC Funds LLC	—	61,086
Convertible Notes Payable - LG Capital Funding LLC	65,000
Convertible Notes Payable - Iconic Holdings	27,500
Convertible Notes Payable - Gel Properties LLC	25,000
Total	$245,396	$248,358

In the three months ended March 31, 2014 and 2013, the Company recorded interest expense relating to the outstanding convertible notes payable in the amounts of $6,722 and $941.

Derivative liability

At March 31, 2014 and December 31, 2013, the Company had $5,844,857 and $19,907,241in derivative liability. We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes.

NOTE 11– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	March 31, 2014	December 31, 2013

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due.  The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At March 31, 2014 and December 31, 2013 total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $258,271 and $251,019.

NOTE 12– REVERSE STOCK SPLIT

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

NOTE 13– STOCKHOLDERS’ EQUITY

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

In the three months ended March 31, 2014, the Company issued 428,457,064 post reverse-split shares of common stock of which 55,394,703 shares were issued for consulting services, 278,062,361 shares were issued for the reduction of $221,072 in convertible notes payable debt and $5,715 of accrued interest, and 100,000,000 shares were issued to the chief executive officer pursuant to a one year consulting contract. The 55,393,864 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the Company recording a consulting expense of $247,992.

Stock Payable

At March 31, 2014, the Company has a stock payable balance of $15,500 which is made up entirely of $15,500 in consulting fees payable to a consultant in the form of 5,000,000 common shares.

NOTE 14 – COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At March 31, 2014 and December 31, 2013 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $41,430 and $39,837 in accrued interest, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	From April 1, 2014 to the date of this filing, the Company issued 55,984,192 shares of common stock of which 10,000,000 shares were for services and 45,983,022 shares were for the conversion of $35,118 in principle and $1,325 in accrued interest on convertible debt to JMJ Financial. The Company also issued 1,170 shares due to rounding.

2.	On April 15, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with 8% interest per annum, due April 15, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

3.	On May 15, 2013, the Company executed a convertible promissory note with JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On April 16, 2014, the Company received $40,000 pursuant to this convertible promissory note with JMJ Financial.

4.	On April 30, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with 8% interest per annum, due April 30, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

5.	On May 8, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $42,500 with KBM Worldwide, Inc. with 8% interest per annum, due February 12, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 49% based on the average of the three lowest trading prices thirty days prior to conversion.

6.	On May 11, 2014, the Company entered into a Consulting Agreement with IN2NE Corp. whereby IN2NE Corp will provide management consulting, business advisory, shareholder information, public relations and financing services. The term of the Consulting Agreement will be one year. The Company will issue 5,000,000 common shares upon the execution of this Consulting Agreement and pay $1,000 per month in consulting fees.

7.	On May 12, 2014, the Company entered into a Consulting Agreement with Cicero Consulting Group, LLC (“Cicero”) whereby Cicero will provide management consulting and business advisory services over a one term. The Company will compensate Cicero with a $200,000 convertible promissory note which will be considered earned in full as of the date of executed Consulting Agreement. The convertible note issued pursuant to the Consulting Agreement will have rights to convert debt at a 10% discount to market based on the lowest trading price during the ten trading days prior to the conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements which are included in this Report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report.

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

Going Concern

As of March 31, 2014, the Company had an accumulated deficit during development stage of $23,822,848 which included a net loss of $437,059 reported for the three months ended March 31, 2014. Also, during the three months ended March 31, 2014 the Company used net cash of $144,495 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Revenues. During the three months ended March 31, 2014 and 2013 the Company recognized $31,111 and $0 of revenues. The $31,111 of service revenues recognized was from the Company receiving stock in a costumer as payment for consulting services. The customer is a publically traded company on the OTCQB. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended March 31, 2014, consulting expense decreased to $398,234 as compared to $847,881 from the prior three months ended March 31, 2013. The decrease was primarily the result of less stock being issued to consultants for services rendered to the Company.

Professional Fees. During the three months ended March 31, 2014, professional fees decreased to $28,827 as compared to $37,233 from the prior three months ended March 31, 2013. Professional fees decreased primarily from less services needed. Last year the Company had additional professional fees due to the merger with Mind Solutions, Inc.

Selling, General and Administrative Expense. During the three months ended March 31, 2014, selling, general and administrative expenses decreased to $23,472 as compared to $69,685 from the prior three months ended March 31, 2013. The decrease was due primarily to less travel, meals & entertainment, and marketing expenses.

Interest Expense. During the three months ended March 31, 2014, interest expense increased to $17,637 as compared to $9,785 from the prior three months ended March 31, 2013. The increase was due to additional interest expense accrued pertaining to the outstanding notes payable.

Derivative interest. During the three months ended March 31, 2014, derivative interest expense decreased to $0 as compared to $41,003 from the prior three months ended March 31, 2013. The decrease was due to less derivative liability calculated using the Black Scholes Model regarding the newly issued convertible debentures.

Forgiveness of debt. During the three months ended March 31, 2014, forgiveness of debt was $0 as compared to $111,610 for the three months ended March 31, 2013. The decrease was due to the dissolution of an affiliated entity to the Company’s which was recorded as an accounts payable to related parties

Net Loss. Our net loss from operations decreased to $437,059 for the three months ended March 31, 2014 and $893,977 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2014 and December 31, 2013:

	March 31,	December 31,	$	%
	2014	2013	Change	Change

Working Capital	$ (6,687,732)	$ (20,639,541)	$ 13,951,809	67.6%
Cash	57,933	47,428	10,505	22.1%
Total current assets	255,329	336,978	(81,649)	(24.2)%
Total assets	278,953	339,396	(60,443)	(17.8)%
Accounts payable and accrued liabilities	401,452	398,359	3,093	0.8%
Notes payable and accrued interest	677,863	670,918	6,945	1.0%
Total current liabilities	6,943,061	20,976,519	(14,033,458)	(66.9) %
Total liabilities	6,943,061	20,976,519	(14,033,458)	(66.9)%

At March 31, 2014, our working capital deficit increased as compared to December 31, 2013, primarily as a result of a decrease in derivative liability of $14,062,385.

Operating activities

Net cash used for continuing operating activities during the three months ended March 31, 2014 was $144,495 as compared to $114,902 for the three months ended March 31, 2013. Non-cash items totaling approximately $292,564 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2014 include:

$247,992 representing the value of shares issued to consultants and officers, $31,111 in service revenues from available-for-sale securities
$461 of depreciation, $13,000 increase in accounts payable and accrued expenses

Net cash used for continuing operating activities for the three months ended March 31, 2013 was $114,902. Non-cash items totaling approximately $779,075 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2013 include:

$794,300 representing the value of shares issued for consulting services,

$41,003 of derivative expense from outstanding convertible notes payable

$480,000 in available for sale securities compensation

$111,610 in forgiveness of debt

$24 of depreciation, $403,580 in accounts payable and accrued expenses $21,062 in accounts payable to related parties

Investing activities

Net cash used in investing activities was $0 for both three months ended March 31, 2014 and 2013.

Cash from Financing Activities

Net cash provided by financing activities was $155,000 for the three months ended March 31, 2014. This included $155,000 from proceeds from convertible notes.

Net cash provided by financing activities was $132,415 for the three months ended March 31, 2013. During the three months ended March 31, 2013, we generated $98,000 from the issuance of convertible notes payable, $48,100 in notes to related parties, and paid $13,685 on notes to related parties. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

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

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Hanover Holdings I, LLC's option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Hanover Holdings I, LLC's option, any amounts owed to Hanover Holdings I, LLC under the note.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (as defined in the note) but in no event shall the Conversion Price be less than $0.00004. “Market Price” means the lowest Trading Price (as defined below) for our common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Hanover Holdings I, LLC (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Hanover Holdings I, LLC promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

All shares of our common stock issued to Hanover Holdings I, LLC were restricted in their transfer, pursuant to the Securities Act. In addition, all shares of our common stock which were issued to Hanover Holdings I, LLC have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013.

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

Asher Enterprises, Inc. Financing

In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent, as follows:

•	Convertible promissory note dated December 26, 2012, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 44,402 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 1, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 583,992 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated April 18, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 10,836,925 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated November 7, 2013, in the original principal amount of $42,500. As of the date hereof, $42,500 remains unpaid on the note.
•	Convertible promissory note dated February 6, 2014, in the original principal amount of $37,500. As of the date hereof, $42,500 remains unpaid.

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Asher Enterprises, Inc.’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Asher Enterprises, Inc.'s option, any amounts owed to Asher Enterprises, Inc. under the note.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (as defined in the note) but in no event shall the Conversion Price be less than $0.00004. “Market Price” means the lowest Trading Price (as defined below) for our common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Asher Enterprises, Inc. (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Asher Enterprises, Inc. promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

All shares of our common stock issued to Asher Enterprises, Inc. were restricted in their transfer, pursuant to the Securities Act. In addition, all shares of our common stock which were issued to Asher Enterprises, Inc. have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013.

The note further provides for anti-dilution adjustments in favor of Asher Enterprises, Inc., in the event we offer additional shares of our common stock.

JMJ Financial Financing

On May 15, 2013, we issued to JMJ Financial our convertible promissory in the amount up to $250,000. As a result of partial conversions of the note, we issued 75,022,674 shares of our common stock to JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, on December 9, 2013, less than six months ago, in the amount of $25,000.00, and on April 16, 2014, less than six months ago, in the amount of $40,000. After allowing for conversions, only $21,396 of the note is convertible on the date of this report.

The Conversion Price of the note is 60% of the lowest trade price in the 25 trading days previous to the conversion (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for)(clearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the note into common stock that would result in JMJ Financial owning more than 4.99% of the common stock outstanding of the registrant.

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

As of the date hereof, $21,396 of the JMJ Financial note remains unpaid.

All shares of our common stock issued to JMJ Financial were restricted in their transfer, pursuant to the Securities Act. In addition, all shares of our common stock which were issued to JMJ Financial have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013.

The note further provides for anti-dilution adjustments in favor of JMJ Financial, in the event we offer additional shares of our common stock.

Premier Venture Partners, LLC.

On March 11, 2013, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 200,000,000 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permits us to “put” up to $1,000,000 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We will not receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we will receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We will bear all costs associated with the registration.

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

Notwithstanding anything to the contrary in the Equity Purchase Agreement, in no event shall Premier be entitled to purchase that number of shares our common stock, which when added to the sum of the number of shares of our common stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Exchange Act), by Premier, would exceed 4.99 percent of the number of shares of our common stock outstanding on the a Closing Date under the Equity Purchase Agreement, as determined in accordance with Rule 13d-1(j) of the Exchange Act.

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
23

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

Ceasar Capital Group LLC

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

AARG Corp.

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

KBM Worldwide, Inc.

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

Cicero Consulting Group, LLC

On May 12, 2014, the Company entered into a Consulting Agreement with Cicero Consulting Group, LLC (“Cicero”) whereby Cicero will provide management consulting and business advisory services over a one year term. The Company will compensate Cicero with a $200,000 convertible promissory note which will be considered earned in full as of the date of executed Consulting Agreement. The convertible note issued pursuant to the Consulting Agreement will have rights to convert debt at a 10% discount to market based on the lowest trading price during the ten trading days prior to the conversion date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2013 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mind Solutions is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
29

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc., filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc., filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
30

3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc., filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc., filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc., filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc., filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc., filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc., filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc., filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc., filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc., filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
31

10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc., filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant, filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc., filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant, filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500, filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500, filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500, filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500, filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500, filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500, filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500, filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500, filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
32

10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500, filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500, filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500, filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500, filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500, filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500, filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500, filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06, filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06, filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant, filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05, filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435, filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435, filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
33

10.45**	Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096, filed as Exhibit 10.45 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.46**	Assignment Agreement dated August 7, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096, filed as Exhibit 10.46 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872, filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872, filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000, filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant, filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant, filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant, filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant, filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant, filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500, filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500, filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”), filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant, filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500, filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500, filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61*	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000.
34

10.62*	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000.
10.63*	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000.
10.64*	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000.
10.65*	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000.
10.66*	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000.
10.67*	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000.
10.68*	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000.
10.69*	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant.
10.70*	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000.
10.71*	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000.
10.72*	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

35

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: May 15, 2014.

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Financial Officer and
Principal Accounting Officer

36