Form 10-K/A
period 2013-12-31
Mind Solutions Inc.
filed 2014-08-01
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At July 31, 2014, the registrant had outstanding 631,574,208 shares of common stock, par value $0.0001 per share.

2

EXPLANATORY NOTE

On April 14, 2014, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended December 31, 2013. On May 14, 2014, we filed Amendment No. 1 to our Annual Report on Form 10-K to more fully describe the information about our business.

Today, we are filing this Form 10-K/A, Amendment No. 2, to more fully describe the issuances of registered and unregistered shares of our common stock, to bring up to date certain subsequent events, and to amend our list of exhibits, as described below. This filing is made necessary, since we have withdrawn out registration statement on Form S-1, which contained the information contained herein. In addition, we wished to clarify and amplify some of the information contained herein.

The filing of this Form 10-K/A, Amendment No. 2, is not an admission that our Form 10-K for the year ended December 31, 2013, filed on April 14, 2014, and our Form 10-K/A, Amendment No. 1, filed on May 14, 2014, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K filed on April 14, 2014, or our Form 10-K/A, Amendment No. 1, filed on May 14, 2014. We have not updated the disclosures in this Form 10-K/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K/A, Amendment No. 2, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K/A, Amendment No. 2, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

On October 19, 2012, VOIS, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mind Solutions, Inc., a Nevada corporation (“MSI”), Mind Solutions, Inc., an Ontario corporation (“MSIC”) and Mind Solutions Acquisition Corp., a Nevada corporation (“MSAC”) which was a wholly-owned subsidiary of our company formed for this transaction. Under the terms of the Merger Agreement, MSAC was merged into MSI and MSI became a wholly-owned subsidiary of VOIS (the “Merger”). The stockholders of MSI were issued a total of 196,000,000 shares of our common stock in exchange for 100 percent of the outstanding shares of MSI.

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

Once developed, we believe that the EEG headset may be the smallest in the world. If we are successful in our development efforts, it may be used to communicate with mobile smart phones as well as personal computers, or PCs. We have received, on a preliminary basis, prototypes from our manufacturing sub-contractor in Hong Kong and, if our financial and market circumstances allow, and depending on the outcome of our efforts to raise additional capital, we may make arrangements for our manufacturing sub-contractor to begin manufacturing of the product. However, market conditions or our financial resources may not be sufficient to undertake these and other steps that we anticipate will be necessary.

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

On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20 percent of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to five percent of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Royalty Agreement.”

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

Impact of Inflation

We are affected by inflation along with the rest of the economy. Specifically, our costs to complete the EEG headset (currently under development) could rise if specific components needed see a rise in cost.

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

Competition

Currently, there are two competitors of any significance in the BCI market. They are Emotiv and Neurosky. Emotiv provides the premiere EEG headset on the market, which has 12 wet sensors and provides the most capabilities. In our discussions with Emotiv, its management have stated that it has sold in excess of 200,000 headsets. Neurosky is another leader in the field and has a simplified EEG headset on the market with only one to two sensors. It has been used to create popular toys such as “Star Wars Force Trainer,” whereby the user concentrates to elevate a ping pong ball through a maze using only his mind.

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

Key Personnel of Mind Solutions

Our future financial success depends to a large degree upon the personal efforts of our key personnel. Kerry Driscoll, our chief executive officer, president, and chief financial officer, and his intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy. We currently have a Scientific Advisory Board spearheaded by Dr, Gordon Chiu and Joe Abrams. While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

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

Employees

As of the date of this report, we do not have any employees. Kerry Driscoll, our chief executive officer, president, and chief financial officer, is working for us as an independent contractor, pursuant to a consulting agreement. See ““Item 13. Certain Relationships and Related Transactions and Director Independence – Consulting Agreements.” All other persons working for Mind Solutions are also independent contractors. We plan to save costs by keeping the software development and EEG hardware development with our independent contractors. Dr. Gordon Chiu, our chief scientific advisor, will be considered to become an employee as well as a full time technical support manager once the EEG headset is complete and funding is available. We anticipate adding up to two additional employees in the next 12 months. We do not feel that we would have any difficulty in locating needed staff.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

Item 2. Properties.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

Item 3. Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was traded on the OTCQB from November 22, 2010, until April 30, 2014, under the symbol “VOIS.” Due to the trading price of our shares being below $0.01 per share, beginning on May 1, 2014, our common stock has been traded on the OTC Pink. Our symbol remained the same.

The following table sets forth, taking into consideration the one for 2,000 reverse split of our common stock which occurred on October 31, 2013, the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2012 Quarter Ended:
March 31, 2012	$0.13	$0.005
June 30, 2012	$0.10	$0.05
September 30, 2012	$0.099	$0.05
December 31, 2012	$0.09	$0.055

Fiscal 2013 Quarter Ended:
March 31, 2013	$0.022	$0.018
June 30, 2013	$0.003	$0.002
September 30, 2013	$.0014	$.0002
December 31, 2013 (1)	$0.40	$0.0014

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.008	$0.0015
June 30, 2014 (1)	$0.004	$0.0016

_____________

(1) This price takes into account the one for 2,000 reverse split which occurred on October 31, 2013.

As of July 25, 2014, we had 631,574,208 shares of our common stock outstanding. Our shares of common stock are held by approximately 542 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Mind Solutions is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued or outstanding. Consequently, there is no trading market for the shares of our preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Authorized Equity Compensation Plan Shares

Since January 1, 2013, we have taken the following actions:

•	On March 13, 2013, we filed with the SEC a Post-Effective Amendment to our Registration Statement on Form S-8 in order to increase the number of shares of our common stock issuable on a registered basis pursuant to stock options and other equity-based compensation awards that may be granted under our 2009 Equity Compensation Plan. The number of shares covered by this plan was increased by 50,000,000 to 100,000,000 shares.
•	On September 9, 2013, we filed with the SEC a Post-Effective Amendment to our Registration Statement on Form S-8 in order to increase the number of shares of our common stock issuable on a registered basis pursuant to stock options and other equity-based compensation awards that may be granted under our 2009 Equity Compensation Plan. The number of shares covered by this plan was increased by 185,000,000 to 285,000,000 shares.
•	On January 28, 2014, we filed with the SEC a Registration Statement on Form S-8 which covers 25,000,000 shares of our common stock available for issuance pursuant to awards under our 2014 Equity Compensation Plan.

Issuance of Equity Compensation Plan Shares

Since January 1, 2013, we have issued the following shares for services rendered (all shares of our common stock which were issued have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013):

•	Pursuant to a Consulting Agreement dated January 30, 2013, on February 6, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3, 2012
•	On February 8, 2013, we issued 5,000 post reverse-split shares of our common stock to Mark Lucky for his consulting services rendered during the reverse merger with VOIS, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3, 2012.
•	Pursuant to a Consulting Agreement dated February 20, 2013, on February 28, 2013, we issued 7,500 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3,2012.
•	On March 18, 2013, we issued 5,000 post reverse-split shares of our common stock to Christian Hansen for consulting services, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
•	On April 17, 2013, we issued 1,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered as of March 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
12

•	Pursuant to a Consulting Agreement dated May 1, 2013, on May 10, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 19, 2013.
•	Pursuant to a Consulting Agreement dated July 19, 2013, on July 26, 2013, we issued 10,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
•	Pursuant to a Consulting Agreement dated September 2, 2013, on September 11, 2013, we issued 35,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	On September 20, 2013, we issued 20,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated September 26, 2013, on September 30, 2013, we issued 19,688 post reverse-split shares of our common stock to Brent Fouch for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 17,812 post reverse-split shares of our common stock to Kerry Driscoll for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated January 2, 2014, on January 31, 2014, we issued 10,000,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.
•	On March 31, 2014, we issued 5,000 post reverse-split shares to Noah Fouch for consulting services, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014.
•	Pursuant to a Consulting Agreement dated May 2, 2014, on May 14, 2014, we issued 2,500 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014, with the SEC.

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

Hanover Holdings I, LLC. In 2013, we executed various Securities Purchase Agreements with Hanover Holdings I, LLC, whereby we issued convertible promissory notes to Hanover Holdings I, LLC bearing interest on the unpaid balance at the rate of 10 percent. We issued 75,745,890 post reverse split shares of our common stock to Hanover Holdings I, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On August 23, 2013, we issued 38,374 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $20,000 of principle and $1,106 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 10, 2013, we issued 73,164 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $16,096 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 30, 2013, we issued 100,000 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $11,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 8, 2013, we issued 59,659 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $5,500 of principle and $1,063 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 14, 2013, we issued 59,091 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $6,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 16, 2013, we issued 59,091 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $6,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 20, 2013, we issued 186,199 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $3,500 of principle and $1,143 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 16,969,697 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $14,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
17

•	On January 31, 2014, we issued 18,181,818 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $11,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 6, 2014, we issued 22,934,315 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $16,500 of principle and $2,421 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 14, 2014, we issued 7,438,017 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $13,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 20, 2014, we issued 9,646,465 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $13,000 of principle and $1,325 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 2, 2014, we issued 31,619,318 post reverse split shares of our common stock to Hanover Holdings I, LLC, as a result of their notice to convert $26,500 of principle and $1,325 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

Asher Enterprises, Inc. In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent. We issued 11,537,322 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of the conversion of the convertible promissory notes as follows:

•	On July 30, 2013, we issued 18,293 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 31, 2013, we issued 19,595 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $14,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 8, 2013, we issued 6,515 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,000 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 13, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $6,400 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 19, 2013, we issued 26,250 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $4,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 20, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
18

•	On September 24, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 25, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 27, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 30, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 25, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 26, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 4, 2013, we issued 1,191,403 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 5, 2013, we issued 134,328 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $500 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 12, 2013, we issued 2,411,765 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $12,300 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 9, 2014, we issued 2,419,355 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,250 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 14, 2014, we issued 2,428,571 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,210 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 19, 2014, we issued 2,457,831 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $740 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 19, 2014, we issued 15,463,918 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
19

•	On May 27, 2014, we issued 15,789,474 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 28, 2014, we issued 14,947,368 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $12,500 together with $1,700 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded on May 15, 2013, in the amount of $30,000, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, in the amount of $20,000, on December 9, 2013, in the amount of $25,000, on April 16, 2014, in the amount of $40,000, and on June 23, 2014 in the amount of $60,000. After allowing for conversions, only $81,667 of the note was convertible on the date of this report. We issued 121,371,111 post reverse split shares of our common stock to JMJ Financial, as a result of the conversion of the convertible promissory note as follows:

•	On December 5, 2013, we issued 822,674 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 29, 2014, we issued 7,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $5,214 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 5, 2014, we issued 11,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $7,392 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 10, 2014, we issued 16,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $10,692 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 24, 2014, we issued 18,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,474 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 27, 2014, we issued 20,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On April 3, 2014, we issued 14,363,704 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $8,618 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 20, 2014, we issued 16,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,360 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
20

•	On July 15, 2014, we issued 16,407,407 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,751 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

We issued 177,603,815 post reverse split shares of our common stock to consultants and others, as follows;

•	On November 4, 2012, we issued 5,000 post reverse split shares of our common stock to James Mahony for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Mahony were restricted in their transfer as required by the Securities Act.
•	On November 14, 2012, we issued 98,000 post reverse split shares of our common stock to Kerry Driscoll as a result of a cash payment of $50,000, in connection with the merger of Mind Solutions, Inc. and VOIS, Inc. The shares issued to Mr. Driscoll were restricted in their transfer as required by the Securities Act.
•	On November 15, 2012, we issued 100 post reverse split shares of our common stock to JT Trading for consulting services rendered in the year ended December 31, 2012. The shares issued to JT Trading were restricted in their transfer as required by the Securities Act.
•	On November 15, 2012, we issued 250 post reverse split shares of our common stock to Kyle Spiewek for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Spiewek were restricted in their transfer as required by the Securities Act.
•	On December 12, 2012, we issued 100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	Pursuant to a License Agreement dated December 18, 2012, on December 18, 2012, we issued 3,500 post reverse split shares of our common stock to Mind Technologies, Inc. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
•	On March 22, 2013, we issued 4,000 post reverse split shares of our common stock to Larry Simon for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Simon were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated March 18, 2013, on March 22, 2013, we issued 15,000 post reverse split shares of our common stock to Relaunch Consulting Group for consulting services rendered in the year ended December 31, 2013. The shares issued to Relaunch Consulting Group were restricted in their transfer as required by the Securities Act.
•	On April 11, 2013, we issued 10,625 post reverse-split shares of our common stock to Brent Fouch, which were issued free of any restrictions pursuant to Rule 144 under the Securities Act. The shares were issued resulting from the conversion of the Convertible Promissory Note dated December 31, 2010.
•	On June 16, 2013, we issued 15,000 post reverse split shares of our common stock to Mind Technologies, Inc. pursuant to an Asset Purchase Agreement. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
•	On August 23, 2013, pursuant to an Officer Agreement, we issued 238,000 post reverse split shares of our common stock to Jeff Dashefsky in consideration for services rendered by Mr. Dashefsky as an officer of VOIS, Inc. since April 4, 2011, and to be rendered throughout the one year term of the Officer Agreement, as full compensation in lieu of cash payment for services. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
21

•	Pursuant to a Consulting Agreement dated November 11, 2013, on November 11, 2013, we issued 1,500,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services rendered in the year ended December 31, 2013. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated November 11, 2013, on November 25, 2013, we issued 200,000 post reverse split shares of our common stock to First Swiss Capital, Inc. for consulting services rendered in the year ended December 31, 2013. The shares issued to First Swiss Capital, Inc. were restricted in their transfer as required by the Securities Act.
•	On December 25, 2013, we issued 20,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	On January 6, 2014, we issued 100,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated November 11, 2013, on January 15, 2014, we issued 6,000,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services to be rendered in the year ended December 31, 2014. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
•	On March 14, 2014, we issued 11,627,907 post reverse split shares of our common stock to Monster Arts, Inc. for consulting services pursuant to a Consulting Agreement dated February 12, 2014. The shares issued to Monster Arts, Inc. were restricted in their transfer as required by the Securities Act.
•	On March 18, 2014, we issued 5,000,000 post reverse split shares of our common stock to Brett Cusick pursuant to a Consulting Agreement dated March 18, 2014. The shares issued to Mr. Cusick were restricted in their transfer as required by the Securities Act.
•	On March 19, 2014, we issued to Premier Venture Partners, LLC, a California limited liability company, 12,765,957 shares of our common stock as Initial Commitment Shares in connection with an Equity Purchase Agreement dated March 11, 2014. The shares issued to Premier Venture Partners were restricted in their transfer as required by the Securities Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”
•	On May 11, 2014, we issued 5,000,000 post reverse split shares of our common stock to IN2NE Corp. pursuant to a Consulting Agreement dated May 11, 2014. The shares issued to IN2NE Corp. were restricted in their transfer as required by the Securities Act.
•	On June 2, 2014, we issued 15,000,000 post reverse-split shares of our common stock to Dr. Gordon Chiu. The shares issued to Dr. Chiu were restricted in their transfer as required by the Securities Act.

As stated above, beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor. Mr. Fouch had loaned the sum of $347,292 to the predecessor of Mind Solutions for working capital purposes. Mr. Fouch subsequently assigned some of the notes to Magna Group, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Transactions with Brent Fouch.” On June 5, 2013, in an Assignment Agreement between Mr. Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc., Mr. Fouch assigned to Magna Group, LLC $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06. Mr. Fouch retained $51,000.06 of the Convertible Promissory Note dated December 31, 2010, which was converted into 10,625 shares of our common stock, pursuant to a Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. The shares issued to Mr. Fouch were restricted in their transfer as required by the Securities Act.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K/A, AMENDMENT NO. 2.

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

On August 1, 2012, Dr. Gordon Chiu, our chief scientific adviser, filed an International Patent Application No. PCT/US2012/049135. Generally, the proprietary technology we are using consists of a “Portable Brain Activity Monitor.” On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20 percent of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to five percent of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Item1. Business – Patents and Intellectual Property.”

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

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012.

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

Selling, General and Administrative Expense. For the year ended December 31, 2013, selling, general and administrative expenses decreased to $48,564 as compared to $85,792 from the prior year ended December 31, 2012. For the years ended December 31, 2013, and 2012, general and administrative expenses consisted of the following:

	2013	2012

Officer Salary	$15,060	$ -0-
Research and Development	-	58,330
Depreciation and Amortization	2,442	98
Other	31,062	27,364
	$48,564	$85,792

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2013, and December 31, 2012:

	December 31,	December 31,	$	Percent
	2013	2012	Change	Change

Working Capital	$(20,639,541)	$(1,207,842)	$(19,431,699)	(Over 100 )%
Cash	47,428	208	47,220	Over 100%
Total current assets	336,978	208	336,770	Over 100%
Total assets	339,396	395,581	(56,185)	(14.2)%
Accounts payable and accrued liabilities	394,859	429,264	(34,405)	(8.0)%
Notes payable and accrued interest	670,918	666,676	4,242	0.6%
Total current liabilities	20,976,519	1,208,050	19,768,469	Over 100%
Total liabilities	$20,976,519	$1,208,050	$19,768,469	Over 100%

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

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013.

Revenues. During the three months ended March 31, 2014, and 2013, we recognized $31,111 and $0 of revenues. The $31,111 of service revenues recognized was from stock received by us from a costumer as payment for consulting services. The customer is a publically traded company on the OTCQB. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended March 31, 2014, consulting expense decreased to $398,234 as compared to $847,881 from the prior three months ended March 31, 2013. The decrease was primarily the result of less stock being issued to consultants for services rendered to Mind Solutions.

Professional Fees. During the three months ended March 31, 2014, professional fees decreased to $28,827 as compared to $37,233 from the prior three months ended March 31, 2013. Professional fees decreased primarily from less services needed. Last year, Mind Solutions had additional professional fees due to the merger with Mind Solutions, Inc.

Selling, General and Administrative Expense. During the three months ended March 31, 2014, selling, general and administrative expenses decreased to $23,472 as compared to $69,685 from the prior three months ended March 31, 2013. The decrease was due primarily to less travel, meals and entertainment, and marketing expenses.

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

Forgiveness of Debt. During the three months ended March 31, 2014, forgiveness of debt was $0 as compared to $111,610 for the three months ended March 31, 2013. The decrease was due to the dissolution of an affiliated entity to Mind Solutions which was recorded as an accounts payable to related parties.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2014 and December 31, 2013:

	March 31,	December 31,	$	%
	2014	2013	Change	Change

Working Capital	$(6,687,732)	$(20,639,541)	$ 13,951,809	67.6%
Cash	57,933	47,428	10,505	22.1%
Total current assets	255,329	336,978	(81,649)	(24.2)%
Total assets	278,953	339,396	(60,443)	(17.8)%
Accounts payable and accrued liabilities	401,452	398,359	3,093	0.8%
Notes payable and accrued interest	677,863	670,918	6,945	1.0%
Total current liabilities	$6,943,061	$20,976,519	$(14,033,458)	(66.9)%
Total liabilities	$6,943,061	$20,976,519	$(14,033,458)	(66.9)%

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

Operating Activities

Net cash used for continuing operating activities during the three months ended March 31, 2014 was $144,495 as compared to $114,902 for the three months ended March 31, 2013. Non-cash items totaling approximately $292,564 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2014 include:

•	$247,992 representing the value of shares issued to consultants and officers;
•	$31,111 in service revenues from available-for-sale securities;
•	$461 of depreciation; and
•	$13,000 increase in accounts payable and accrued expenses.
27

Net cash used for continuing operating activities for the three months ended March 31, 2013 was $114,902. Non-cash items totaling approximately $779,075 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2013 include:

•	$794,300 representing the value of shares issued for consulting services;
•	$41,003 of derivative expense from outstanding convertible notes payable;
•	$480,000 in available for sale securities compensation;
•	$111,610 in forgiveness of debt;
•	$24 of depreciation;
•	$403,580 in accounts payable and accrued expenses; and
•	$21,062 in accounts payable to related parties.

Investing Activities

Net cash used in investing activities was $0 for both three months ended March 31, 2014, and 2013.

Financing Activities

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

Hanover Holdings I, LLC Financing. In 2013, we executed various Securities Purchase Agreements with Hanover Holdings I, LLC, whereby we issued convertible promissory notes to Hanover Holdings I, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	Convertible promissory note dated February 4, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 159,659 shares of our common stock to Hanover Holdings I, LLC. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated March 7, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 304,379 shares of our common stock to Hanover Holdings I, LLC. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated June 5, 2013, in the original principal amount of $41,500. As a result of a conversion of the note, we issued 58,085,830 shares of our common stock to Hanover Holdings I, LLC. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated August 7, 2013, in the original principal amount of $26,500. As a result of a conversion of the note, we issued 17,084,482 shares of our common stock to Hanover Holdings I, LLC. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated November 23, 2013, in the original principal amount of $26,500. As of the date of this report, the note is paid in full.

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Hanover Holdings I, LLC’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Hanover Holdings I, LLC’s option, any amounts owed to Hanover Holdings I, LLC under the note. Unless otherwise agreed in writing by both parties, at no time will Hanover Holdings I, LLC convert any amount of the note into common stock that would result in Hanover Holdings I, LLC owning more than 4.99 percent of the common stock outstanding of the registrant.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55 percent multiplied by the Market Price (as defined in the note). “Market Price” means the lowest Trading Price (as defined below) for our common stock during the 10 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Hanover Holdings I, LLC (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional eight percent discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Hanover Holdings I, LLC promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from stockholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

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

Copies of the Securities Purchase Agreements and convertible notes in favor of Hanover Holdings I, LLC were filed as exhibits with the SEC.

Asher Enterprises, Inc. Financing. In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent, as follows:

•	Convertible promissory note dated December 26, 2012, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 44,402 shares of our common stock to Asher Enterprises, Inc. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated March 1, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 583,992 shares of our common stock to Asher Enterprises, Inc. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated April 18, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 10,836,925 shares of our common stock to Asher Enterprises, Inc. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated November 7, 2013, in the original principal amount of $42,500. As of the date of this report, the note is paid in full.
•	Convertible promissory note dated February 6, 2014, in the original principal amount of $37,500. As of the date of this report, $37,500 remains unpaid on the note.

Each of the notes was convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at Asher Enterprises, Inc.’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Asher Enterprises, Inc.’s option, any amounts owed to Asher Enterprises, Inc. under the note. Unless otherwise agreed in writing by both parties, at no time will Asher Enterprises, Inc. convert any amount of the note into common stock that would result in Asher Enterprises, Inc. owning more than 4.99 percent of the common stock outstanding of the registrant.

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 55 percent multiplied by the Market Price (as defined in the note) but in no event shall the Conversion Price be less than $0.00004. “Market Price” means the lowest Trading Price (as defined below) for our common stock during the 10 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and Asher Enterprises, Inc. (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

“Trading Day” shall mean any day on which our common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which our common stock is then being traded. If our common stock is chilled for deposit at DTC and/or becomes chilled at any point while the note remains outstanding, an additional eight percent discount will be attributed to the Conversion Price defined in the note. If Mind Solutions is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, Asher Enterprises, Inc. promises not to force Mind Solutions to issue these shares or trigger an Event of Default, provided that Mind Solutions takes immediate steps required to get the appropriate level of approval from stockholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion.

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

Copies of the Securities Purchase Agreements and convertible notes in favor of Asher Enterprises, Inc. were filed as exhibits with the SEC.

JMJ Financial Financing. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $4,888.89, on December 10, 2013, over six months ago, in the amount of $25,000, plus pro-rated original issue discount and pro-rated interest in the amount of $6,111.11, on April 16, 2014, less than six months ago, in the amount of $40,000, plus pro-rated original issue discount and pro-rated interest in the amount of $9,777.77, and on June 24, 2014, less than six months ago, in the amount of $60,000, plus pro-rated original issue discount and pro-rated interest in the amount of $14,666.67. After allowing for previous conversions, $81,667 remains unpaid on the note on the date of this report.

The Conversion Price of the note is 60 percent of the lowest trade price in the 25 trading days previous to the conversion (In the case that conversion shares are not deliverable by DWAC an additional 10 percent discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for )(clearing deposit an additional five percent discount shall apply; in the case of both an additional cumulative 15 percent discount shall apply). Unless otherwise agreed in writing by both parties, at no time will JMJ Financial convert any amount of the note into common stock that would result in JMJ Financial owning more than 4.99 percent of the common stock outstanding of the registrant.

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

As of the date of this report, $81,667 of the JMJ Financial note remains unpaid.

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

A copy of the convertible promissory note in favor of JMJ Financial was filed as an exhibit with the SEC.

LG Capital Funding, LLC Financing. On February 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued convertible promissory notes in an aggregate amount of $50,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	Convertible promissory note dated February 4, 2014, in the original principal amount of $25,000. On February 25, 2014, we issued a $25,000 convertible note with interest of 10 percent per annum, unsecured, and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	Convertible promissory note dated February 4, 2014, in the original principal amount of $25,000. On February 25, 2014, we issued a $25,000 convertible note with interest of 10 percent per annum, unsecured, and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On March 25, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $40,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On March 25, 2014, we issued a $40,000 convertible note unsecured and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

A copy of the Securities Purchase Agreement and the convertible promissory note in favor of LG Capital Funding, LLC was filed as an exhibit with the SEC.

GEL Properties, LLC Financing. On February 4, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due February 4, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

A copy of the convertible promissory note in favor of GEL Properties, LLC was filed as an exhibit with the SEC.

Premier Venture Partners, LLC Financing. On March 11, 2014, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 187,234,043 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permits us to “put” up to $1,000,000.00 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We will not receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we will receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We will bear all costs associated with the registration.

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

Subject to the terms and conditions of the transaction documents, as described in the Equity Purchase Agreement, and from time to time during the Open Period, Mind Solutions may, in its sole discretion, deliver a Put Notice to Premier which states the number of shares of our common stock that Mind Solutions intends to sell to Premier on a Closing Date (the “Put”). The maximum number of shares of our common stock that Mind Solutions shall be entitled to Put to Premier per any applicable Put Notice (the “Put Amount”) shall not exceed the lesser of:

•	200 percent of the average daily trading volume of our common stock on the five Trading Days prior to the date the Put Notice is received by Premier; and
•	120 percent of any previous Put Amount during the Open Period (or for the first Put Notice, 9,000,000 shares of our common stock).

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
33

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

Purchase Price. The Purchase Price for the Securities for each Put shall be the Put Amount multiplied by 75 percent of the lowest individual daily VWAP of the shares of our common stock during the Pricing Period less $650.

Overall limit on Common Stock Issuable. Notwithstanding anything contained in the Equity Purchase Agreement to the contrary, if during the Open Period, Mind Solutions becomes listed on an exchange that limits the number of shares of our common stock that may be issued without stockholder approval, then the number of shares of our common stock issuable by Mind Solutions and purchasable by Premier, shall not exceed that number of the shares of our common stock that may be issuable without stockholder approval (the “Maximum Common Stock Issuance”). If such issuance of shares of our common stock could cause a delisting on the Principal Market, then the Maximum Common Stock Issuance shall first be approved by Mind Solutions’ stockholders in accordance with applicable law and the bylaws and the articles of incorporation of Mind Solutions, if such issuance of shares of our common stock could cause a delisting on the Principal Market. The parties understand and agree that Mind Solutions’ failure to seek or obtain such stockholder approval shall in no way adversely affect the validity and due authorization of the issuance and sale of Securities or Premier’s obligation in accordance with the terms and conditions hereof to purchase a number of shares of our common stock in the aggregate up to the Maximum Common Stock Issuance limitation, and that such approval pertains only to the applicability of the Maximum Common Stock Issuance limitation provided in Section 2.6 of the Equity Purchase Agreement.

Failure to Deliver Shares of our Common Stock. If after one Trading Day following any Closing Date, Mind Solutions has failed to deliver any Securities pursuant to the Equity Purchase Agreement (and such failure is not caused by Premier), then the Pricing Period for such Put Notice shall be extended from the fifth Trading Day following a Put Notice until the date which is the Trading Day immediately prior to the date which the Securities are actually received by Premier.

Limitation on Amount of Ownership. Notwithstanding anything to the contrary in Equity Purchase Agreement, in no event shall Premier be entitled to purchase that number of shares of our common stock, which when added to the sum of the number of shares of our common stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Exchange Act), by Premier, would exceed 4.99 percent of the number of shares of our common stock outstanding on the Closing Date, as determined in accordance with Rule 13d-1(j) of the Exchange Act.

The Equity Purchase Agreement will terminate when any of the following events occur:

•	When Premier has purchased an aggregate of $1,000,000 in the shares of the common stock of Mind Solutions pursuant to the Equity Purchase Agreement;
•	On the date which is 36 months after March 11, 2014;
•	If no registration statement has been declared effective by the SEC within 10 months after March 11, 2014;
•	If at any time after March 11, 2014, the registration statement is no longer in effect;
•	The trading of the shares of our common stock is suspended by the SEC, the Principal Market or FINRA for a period of two consecutive Trading Days during the Open Period; or
•	The shares of our common stock cease to be registered under the Exchange Act or listed or traded on the Principal Market or the registration statement is no longer effective (except as permitted thereunder).. Immediately upon the occurrence of one of the above-described events, Mind Solutions shall send written notice of such event to Premier.

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

As discussed above, in addition to the shares to be issued pursuant to the Equity Purchase Agreement, we have issued to Premier $39,574 worth of our common stock, or 12,765,957 shares of our common stock as Initial Commitment Shares in connection with the Equity Purchase Agreement, which amount of shares represents 3.0 percent of $1,000,000 divided by the sum equal to the average of the daily VWAP of our common stock on the three most recent trading days immediately preceding March 11, 2014, multiplied by 75 percent and with such shares being duly authorized, validly issued, fully paid and nonassessable. “VWAP” means the volume weighted average price (the aggregate sales price of all trades of our common stock during a trading day divided by the total number of shares of our common stock traded during such trading day) of the our common stock during a trading day.

We filed with the SEC a current report on Form 8-K with respect to the Premier Equity Purchase Agreement on March 26, 2014.

Caesar Capital Group LLC Financing. On April 15, 2014, we executed a Securities Purchase Agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with eight percent interest per annum, due April 15, 2015. The note holder has the right to convert the note into shares of our common stock after six months from the date of the executed note at a discount to market of 45 percent based on the lowest trading price ten days prior to conversion.

A copy of the Securities Purchase Agreement and the convertible promissory note in favor of Caesar Capital Group LLC was filed as an exhibit with the SEC.

ARRG Corp. Financing. On April 30, 2014, we executed a Securities Purchase Agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with eight percent interest per annum, due April 30, 2015. The note holder has the right to convert the note into shares of our common stock after six months from the date of the executed note at a discount to market of 45 percent based on the lowest trading price 10 days prior to conversion.

A copy of the Securities Purchase Agreement and the convertible promissory note in favor of ARRG Corp. was filed as an exhibit with the SEC.

Cicero Consulting Group, LLC Financing. On May 12, 2014, we executed a Consulting Agreement with Cicero Consulting Group, LLC and convertible promissory note in the amount of $200,000 whereby Cicero Consulting Group, LLC will provide management consulting and business advisory services to Mind Solutions over a one year term. We have compensated Cicero Consulting Group, LLC with a $200,000 convertible promissory note which is considered earned in full as of May 12, 2014. The convertible note issued pursuant to the Consulting Agreement may be converted into shares of our common stock after six months from the date of the executed note at a 10 percent discount to market based on the lowest trading price during the 10 trading days prior to the conversion date.

A copy of the Consulting Agreement and the convertible promissory note in favor of Cicero Consulting Group, LLC was filed as an exhibit with the SEC.

KBM Worldwide, Inc. Financing. On May 8, 2014, we executed a Securities Purchase Agreement with KBM Worldwide, Inc., whereby we issued a convertible promissory note dated May 8, 2014, to KBM Worldwide, Inc. bearing interest on the unpaid balance at the rate of eight percent, in the original principal amount of $42,500.

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

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 51 percent multiplied by the Market Price (as defined in the note). “Market Price" means the average of the lowest three Trading Prices (as defined below) for our common stock during the 30 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trading price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Mind Solutions and KBM Worldwide, Inc. (i.e., Bloomberg). If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the note being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such note.

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

Copies of the Securities Purchase Agreement and convertible note in favor of KBM Worldwide, Inc. were filed as exhibits with the SEC.

Additional KBM Worldwide, Inc. Financing. On July 22, 2014, we executed a Securities Purchase Agreement with KBM Worldwide, Inc., whereby we issued a convertible promissory note dated July 22, 2014, to KBM Worldwide, Inc. bearing interest on the unpaid balance at the rate of eight percent, in the original principal amount of $27,500.

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

The conversion price (the “Conversion Price”) shall be the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by Mind Solutions relating to our securities or the securities of any subsidiary of Mind Solutions, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 51 percent multiplied by the Market Price (as defined in the note). “Market Price" means the average of the lowest three Trading Prices (as defined below) for our common stock during the 30 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Mind Solutions and the holders of a majority in interest of the note being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such note.

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

As of the date of this report, $27,500 of the note remains unpaid. There have been no conversions of the note.

Copies of the Securities Purchase Agreement and convertible note in favor of KBM Worldwide, Inc. were filed as exhibits with the SEC.

WHC Capital, LLC Financing. On May 30, 2014, we executed a Securities Purchase Agreement and convertible promissory note in the amount of $60,000 with WHC Capital, LLC with 12 percent interest per annum, due May 30, 2015. The note holder has the right to convert the note into shares of our common stock after six months from the date of the executed note at a discount to market of 50 percent based on the lowest trading price 10 days prior to conversion.

All shares of our common stock to be issued to WHC Capital, LLC upon conversion of the note will be free of any restrictions pursuant to Rule 144 under the Securities Act.

As of the date of this report, $60,000 of the WHC Capital, LLC note remains unpaid.

Copies of the Securities Purchase Agreement and convertible note in favor of WHC Capital, LLC are filed as exhibits to this report.

Iconic Holdings, LLC Financing. On February 18, 2014, we executed a Note Purchase Agreement with Iconic Holdings, LLC, whereby we issued a convertible promissory note dated February 18, 2014, to Iconic Holdings, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $220,000.

The initial Purchase Price was $27,500 of consideration upon execution of the Note Purchase Agreement and all supporting documentation. The sum of $25,000 was delivered to Mind Solutions, and $2,500 was retained by Iconic Holdings through an original issue discount for due diligence and legal bills related to this note.

Iconic reserves the right to pay additional consideration on the note at any time and in any amount it desires, at its sole discretion. Mind Solutions is not responsible to repay any unfunded portion of the note. The note may not be prepaid in whole or in part except as otherwise provided therein.

Conversion Right. Subject to the terms of the note, Iconic shall have the right, at Iconic's option, at any time to convert the outstanding principal amount and interest under the note in whole or in part.

Stock Certificates or DWAC. Mind Solutions will deliver to Iconic, or Iconic’s authorized designee, no later than two Trading Days after the Conversion Date, a certificate or certificates (which certificate(s) shall be free of restrictive legends and trading restrictions) representing the number of shares of common stock being acquired upon the conversion of the note. In lieu of delivering physical certificates representing the shares of common stock issuable upon conversion of the note, provided Mind Solutions' transfer agent is participating in the DTC Fast Automated Securities Transfer (“FAST”) program, upon request of Iconic, Mind Solutions shall use commercially reasonable efforts to cause its transfer agent to electronically transmit such shares issuable upon conversion to Iconic (or its designee), by crediting the account of Iconic’s (or such designee’s) prime broker with DTC through its Deposits and Withdrawal at Custodian (DWAC) program (provided that the same time periods herein as for stock certificates shall apply).

Reservation and Issuance of Underlying Securities. Mind Solutions covenants that it will at all times reserve and keep available out of its authorized and unissued common stock solely for the purpose of issuance upon conversion of the note (including repayments in stock), free from preemptive rights or any other actual contingent purchase rights of persons other than Iconic, not less than three times (3x) the number of shares of common stock as shall be issuable (taking into account the adjustments under the note but without regard to any ownership limitations contained therein) upon the conversion of the note into common stock. These shares shall be reserved in proportion with the Consideration actually received by Mind Solutions and the total reserve will be increased with future payments of consideration by Iconic. Mind Solutions covenants that all shares of common stock that shall be issuable will, upon issue, be duly authorized, validly issued, fully-paid, non-assessable and freely-tradable. Mind Solutions agrees that this is a material term of the note.

Conversion Limitation. Iconic will not submit a conversion to Mind Solutions that would result in Iconic owning more than 9.99% of the total outstanding shares of Mind Solutions.

As of the date of this report, $25,000 of the note remains unpaid. There have been no conversions of the note.

Copies of the Note Purchase Agreement and convertible note in favor of Iconic Holdings, LLC were filed as exhibits with the SEC.

Cash from Financing Activities

Net cash provided by financing activities was $435,397 during fiscal 2013. This included $425,345 from proceeds from convertible notes, $48,526 in proceeds from convertible notes to a related party and $38,474 in payments on convertible notes to a related party.

Net cash provided by financing activities was $159,135 during fiscal 2012. During the fiscal 2012 period we generated $10,000 from the sale of our common stock, $61,000 from officer contributions, $101,835 from notes to related parties, and paid $13,700 on notes to related parties. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Subsequent Events

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

Item 9A. Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

Item 9A(T). Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

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
42

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

Scientific Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This board is composed of two members, Dr. Gordon Chiu and Joe Abrams.

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

Joe Abrams co-founded in 1999 Intermix, the parent company of social networking leader MySpace. In 2005, MySpace was sold to News Corp. for $580 million. In addition, Mr. Abrams was a founder of The Software Toolworks, a software company that released several hit titles in the 1980’s, which ultimately led to the company’s sale in 1994 to Pearson, PLC for $462 million. He has deep experience in helping early-stage, publicly held technology companies reach the next phase of growth.

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
45

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Mind Solutions has one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

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

How Mr. Dashefsky’s compensation was determined. In 2013, we issued 280,100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered to VOIS, Inc. These shares were valued at $300,200 based on the closing share price on the date of the executed Officer Agreement on August 20, 2013, and were restricted in their transfer pursuant to the Securities Act. In 2012, we issued 100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services to Mind Solutions. These shares were valued at $14,000 based on the closing share price of $0.07 on the issuance of the shares, and were restricted in their transfer pursuant to the Securities Act.

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

Mind Solutions Director Compensation

Our directors do not receive compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
•	Each director;
•	Each named executive officer; and
•	All directors and officers as a group.
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent
Kerry Driscoll (3)	120,098,085	19.01
All officers and directors as a group (one person)	120,098,085	19.01

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Mind Solutions, Inc., at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were outstanding 631,574,208 shares of our common stock. As of the date of this report, we did not have any shares of preferred stock issued and outstanding.

(3)    Mr. Driscoll is our president, chief executive officer, and sole director.

As a result of the stock ownership by Mr. Driscoll, he may be able to influence most matters requiring stockholder approval including the election of directors, merger or consolidation. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of Mind Solutions; or
•	With respect to the election of directors or other matters.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Consulting Agreements

Consulting Agreements with Kerry Driscoll. Mind Solutions executed a Consulting Agreement on December 25, 2013, with Kerry Driscoll, our current chief executive officer and chief financial officer, whereby we issued 120,000,000 post reverse-split shares of our common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $0.0022 on the date of the agreement which resulted in Mind Solutions recording officer compensation of $264,000 over the life of the agreement. The portion of the agreement not yet completed as of December 31, 2013, was recorded as prepaid expense in the amount of $263,397.

On September 30, 2013, we issued 17,812 post reverse-split shares of our common stock to Kerry Driscoll for consulting services rendered to Mind Solutions by September 30, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed March 31, 2013, with the SEC and a subsequent Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on September 9, 2013.

In addition to the above issuance of shares of our common stock to Mr. Driscoll, with respect to various Consulting Agreements with Mr. Driscoll, please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

Consulting Agreement with Mark Lucky. In the year ended December 31, 2013, Mind Solutions issued 69,688 post reverse-split shares of our common stock to Mark Lucky, the former chief executive officer of Mind Solutions, Inc., for professional services.

In addition to the above issuance of shares of our common stock to Mr. Lucky, with respect to various Consulting Agreements with Mr. Lucky, please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

Consulting Agreement with Jeff Dashefsky. In the year ended December 31, 2013, Mind Solutions issued 259,000 post reverse-split shares of our common stock to Jeff Dashefsky, the former corporate secretary of Mind Solutions, Inc., for professional services.

In addition to the above issuance of shares of our common stock to Mr. Dashefsky, with respect to various Consulting Agreements with Mr. Dashefsky, please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans.”

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

Royalty Agreement

On February 12, 2011, Mind Technologies, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technologies, Inc. For the period, that Mind Technologies, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilutable cash royalty payment equal to 20 percent of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, Brent Fouch, the former president of Mind Technologies, and one of our advisors, will receive a non-refundable, non-dilutable cash royalty payment equal to five percent of the gross proceeds received by Mind Solutions from the use of the covered technology.

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

Transactions with Brent Fouch

Beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor who loaned $347,292 to Mind Solutions for working capital purposes. In payment of the amount owed to Mr. Fouch, we issued various convertible promissory notes. Mr. Fouch subsequently converted or assigned the notes to Magna Group, LLC, as follows:

•	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06.
•	Convertible Promissory Note dated March 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
•	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
51

•	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated March 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Assignment Agreement dated March 7, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $40,000.
•	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06. Mr. Fouch retained $51,000.06 of the Convertible Promissory Note dated December 31, 2010, which was converted into 10,625 post reverse-split shares of our common stock, as described in the immediately following bullet point.
•	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000.06 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 10,625 post reverse-split shares of our common stock. On April 11, 2013, we issued 10,625 post reverse-split shares of our common stock, which were issued free of any restrictions pursuant to Rule 144 under the Securities Act. The shares were issued resulting from conversion of the above-described Convertible Promissory Note dated December 31, 2010.
•	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872.
•	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.

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

Consulting Agreements with Brent Fouch. Beginning in 2012, we have executed Consulting Agreements with Brent Fouch, as follows:

•                Consulting Agreement dated October 24, 2012. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. so as to effect a reverse merger to become a fully reporting public company on the OTCQB. In addition, Mr. Fouch provided ongoing advisory services related to maintaining compliance and advise VOIS, Inc. in conducting due diligence to comply all applicable federal, state and local laws. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement. The shares were delivered upon successful completion of our reverse merger.

•                Consulting Agreement dated December 18, 2012. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of licensing and acquiring assets related to our business. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated January 30, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of securing BCI software compatible with the Emotiv Headset. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated February 20, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of EEG headset development, and to finalize the SDK software system for the EEG headset, as well as ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 7,500 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated September 2, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of capital structure, and such services and advice so as to recapitalize VOIS, Inc. through a 14C filing, and guidance regarding a name change, re-domicile and designation of the Preferred A class of stock.. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 35,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated September 26, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of EEG research and development, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 19,688 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated May 1, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of guiding VOIS, Inc. through the process of completing an asset acquisition, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated July 19, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of capital structure, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 10,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated January 2, 2014. Pursuant to the agreement, Mr. Fouch will provide services and advise on all matters which relate to the public filings and compliance by Mind Solutions under the rules of the SEC. In addition, Mr. Fouch will provide guidance regarding development of the next generation of software applications. As compensation, Mr. Fouch has received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•                Consulting Agreement dated May 2, 2014. Pursuant to the agreement, Mr. Fouch will locate an experienced, proven company and owner in the field of software technology and negotiate a position on the company’s advisory board. The individual or company selected must have a history of operating or selling companies in excess of $100 million. Mr. Fouch shall provide such services related to maintaining compliance and advise Mind Solutions in conducting due diligence to comply all applicable federal, state and local laws. In consideration of services rendered to date and to be rendered during the term of the agreement, Mr. Fouch received 2,500 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

Certain copies of the Consulting Agreements with Brent Fouch have already been filed with the SEC as exhibits. Copies of the Consulting Agreements which have not been previously filed with the SEC are filed as exhibits to this report.

In addition to the above issuance of shares of our common stock to Mr. Fouch, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans and Recent Sales of Unregistered Securities.”

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K/A, Amendment No. 1, filed on May 14, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.
(c)	The following exhibits are attached to this report:
Exhibit No.	Identification of Exhibit
2.1**	Plan and Agreement of Merger Between VOIS, Inc. (a Florida Corporation) and Mind Solutions, Inc. (a Nevada corporation) dated October 15, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
2.2**	Agreement and Plan of Merger dated October 19, 2012, by and among VOIS, Inc., Mind Solutions, Inc., a Nevada corporation, Mind Solutions, Inc., an Ontario corporation and Mind Solutions Acquisition Corp., a Nevada corporation filed as Exhibit 2.1 to the registrant’s Form 8-K on October 23, 2012, Commission File Number 000-33053.
3.1**	Delaware Certificate of Incorporation of Medical Records by Net, Inc., dated May 19, 2000, filed as Exhibit 2(a) to the registrant’s Registration Statement on Form SB-1 on March 22, 2001, Commission File Number 333-57468
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
54

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
55

3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
56

10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
57

10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45*	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.46*	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
58

10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
59

10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.

10.73*	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant.
10.74*	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant.
10.75*	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant.
10.76*	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant.
10.77*	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant.
10.78*	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant.
10.79*	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant.
10.80*	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant.
10.81*	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000.
10.82*	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000.
10.83*	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant.
10.84*	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant.
10.85*	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant.

60

10.86*	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant.
10.87*	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant.
10.88*	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

61

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: August 1, 2014.

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry Driscoll KERRY DRISCOLL	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	August 1, 2014
62

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

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)
(Unaudited)

			From Inception
	For the Three Months Ended		(May 24, 2002) to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(437,059)	$(893,977)	$(23,838,223)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	247,992	794,300	2,507,170
Derivative expense from convertible notes	—	41,003	19,907,242
Available-for-sale securities transferred as compensation	—	480,000	480,000
Available-for-sale securities received for service revenues	31,111	—	31,111
Forgiveness of debt	—	(111,610)	(111,610)
Depreciation	461	24	3,121
Changes in Operated Assets and Liabilities:			—
Available-for-sale securities	—	—	—
Accounts payable and accrued expenses	13,000	(403,580)	24,166
Accounts payable to related parties	—	(21,062)	115,110
Net cash used in operating activities	(144,495)	(114,902)	(881,913)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—	(684)
Net cash used by investing activities	—	—	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	155,000	98,000	580,345
Proceed from convertible note to related party	—	48,100	48,526
Payments on convertible note to related party	—	(13,685)	(38,474)
Proceeds from notes payable to related parties	—	—	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	155,000	132,415	940,530

Net (Decrease) Increase in Cash	10,505	17,513	57,933
Cash at Beginning of Period	47,428	208	—
Cash at End of Period	$57,933	$17,721	$57,933

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$226,787	$—	$469,346

Issuance of common stock in payment of related party debt	$—	$—	$51,000

Consulting fees paid with available-for-sale securities
Asset	$—	$—	$480,000

Stock issued for assets	$—	$—	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTESINDEX TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

Mind Solutions, Inc. (the “Company” or “MSI”) was initially incorporated in the state of Delaware on May 19, 2000, as Medical Records by Net, Inc. On October 17, 2000, the Company changes its name to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the Company name was changed to MedStrong International Corporation. On March 30, 2007, the Company’s name was changed to VOIS Inc and the domicile was changed to the state of Florida. On October 19, 2012, the Company executed a merger agreement with Mind Solutions, Inc. whereas Mind Solutions, Inc. became a wholly owned subsidiary of the company. Mind Solutions, Inc. was incorporated under the state laws of Nevada on May 24, 2002 under the name Red Meteor Media Inc. The Company changed its name to Prize Entertainment Inc. in November of 2003 and then again to Mind Solutions, Inc. in January of 2011. On October 28, 2013 the Company changed its name from VOIS, Inc. to Mind Solutions, Inc. as well as changing its domicile from Florida to Nevada.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible note payable to related party

On January 3, 2014, the Company entered into a convertible promissory note with Brent Fouch, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On June 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 3, 2014 in the amount of $61,096.3

Consulting agreement with CEO

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

On January 3, 2014, the Company entered into a convertible promissory note with Brent Fouch, a related party to the Company, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On June 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 3, 2014 in the amount of $61,096.

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

NOTE 13– STOCKHOLDERS’ EQUITY

On May 17, 2013, the Company’s board voted to authorize an amendment to the Company’s articles of incorporation to increase its authorized shares of common stock from 1,000,000,000 to 3,000,000,000. On August 23, 2013, the Company’s board authorized an amendment to the Company’s articles of incorporation to increase its authorized shares of common stock from 3,000,000,000 to 5,000,000,000. The Company is authorized to issue 10,000,000 shares of preferred stock.

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

NOTE 14– COMMITTMENTS

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

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	From April 1, 2014 to the date of this filing, the Company issued 55,984,192 shares of common stock of which 10,000,000 shares were for services and 45,983,022 shares were for the conversion of $35,118 in principle and $1,325 in accrued interest on convertible debt to JMJ Financial. The Company also issued 1,170 shares due to rounding.

2.	On April 15, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with 8% interest per annum, due April 15, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

3.	On May 15, 2013, the Company executed a convertible promissory note with JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On April 16, 2014, the Company received $40,000 pursuant to this convertible promissory note with JMJ Financial.

4.	On April 30, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with 8% interest per annum, due April 30, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

5.	On May 8, 2014, the Company entered into a securities purchase agreement and convertible promissory note in the amount of $42,500 with KBM Worldwide, Inc. with 8% interest per annum, due February 12, 2015. The note holder has the right to convert the note into common shares of the Company after 6 months from the date of the executed note at a discount to market of 49% based on the average of the three lowest trading prices thirty days prior to conversion.

6.	On May 11, 2014, the Company entered into a Consulting Agreement with IN2NE Corp. whereby IN2NE Corp will provide management consulting, business advisory, shareholder information, public relations and financing services. The term of the Consulting Agreement will be one year. The Company will issue 5,000,000 common shares upon the execution of this Consulting Agreement and pay $1,000 per month in consulting fees.

7.	On May 12, 2014, the Company entered into a Consulting Agreement with Cicero Consulting Group, LLC (“Cicero”) whereby Cicero will provide management consulting and business advisory services over a one term. The Company will compensate Cicero with a $200,000 convertible promissory note which will be considered earned in full as of the date of executed Consulting Agreement. The convertible note issued pursuant to the Consulting Agreement will have rights to convert debt at a 10% discount to market based on the lowest trading price during the ten trading days prior to the conversion date.

8.	On June 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 3, 2014 in the amount of $61,096.3

MIND SOLUTIONS, INC.
BALANCE SHEETS (Development Stage Company)

	December 31,	December 31,
Assets:	2013	2012
Current Assets
Cash and Cash Equivalents	$47,428	$208
Prepaids	289,550	—
Total Current Assets	336,978	208

Fixed Assets
Property Plant & Equipment	86,717	684
Accumulated Depreciation	(84,299)	(218)
Total Fixed Assets	2,418	466

Other Assets
Marketable securities available-for-sale securities	—	390,000
Advances to Related Party	—	4,907
Total Other Assets	—	394,907

Total Assets	$339,396	$395,581

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$394,859	429,264
Accounts Payable to Related Parties	3,500	115,110
Accrued Interest	277,560	239,543
Notes Payable	145,000	145,000
Note Payable to Related Party	—	279,133
Convertible Note Payable	248,358	—
Derivative Liability	19,907,242	—
Total Liabilities	20,976,519	1,208,050

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 36,024,969 and 130,466 shares
issued and outstanding	36,025	130
Stock Payable	235,375	—
Additional Paid-In Capital	2,807,266	850,717
Accumulated Comprehensive Loss	(330,000)	(420,000)
Deficit Accumulated During the Development Stage	(23,385,789)	(1,243,316)
Total Stockholders' Equity (Deficit)	(20,637,123)	(812,469)

Total Liabilities and Stockholders' Equity	$339,396	$395,581

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

2009 Plan

A summary of stock option activity (post reverse stock-split) during the year ended December 31, 2013 and year ended December 31, 2012 of the Company’s stock option plans is as follows:

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

	Nine Months ended September 30, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
	(Post	(Post	(Post	(Post	(Post	(Post
	reverse	reverse	reverse	reverse	reverse	reverse
Stock Options	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)	stock-split)

Balance at beginning of year	96	$2,160.00	-	133	$1,940.00	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(38)	$1,400.00	-

Balance at end of year	96	$2,160.00	-	96	$2,160.00	-

Options exercisable at end of period	96	$2,160.00	-	96	$ 1.08	-

Weighted average fair value of
options granted during year		-			-

The following table summarizes information about employee stock options outstanding (post reverse stock-split) at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price ($)	2013	Life	Price ($)	2013	Price ($)

1,400	38	1.25 years	1,400	38	1,400
2,640	58	1 years	2,640	58	2,640
	96			96	4,040

 The following activity occurred under the Company’s plans:

	December 31, 2013	December 31, 2012

Weighted average grant date fair value of options granted	$ -	$ -
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ -	$ -

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16– COMMITTMENTS

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

1.	On February 19, 2014, the Company entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the Company will provide Monster with thought controlled software development services over a one year term. The Company will be paid four quarterly payments of $50,000 in restricted common stock of Monster.

2.	In February of 2014, the Company received $107,000 cash for the issuance of convertible notes payable to four different non-related parties. The convertible notes bear interest between 8% and 10% and are convertible to shares of common stock at a discount rate between 42% and 45%.

3.	From January 1, 2014 to the date of this filing, the Company issued 150,393,864 shares of common stock for services and 297,426,904 shares for the reduction of $220,582 in convertible notes payable and $11,877 of accrued interest.

4.	On January 3, 2014, the Company entered into a convertible promissory note with Brent Fouch, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion.

5.	On June 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 3, 2014 in the amount of $61,096.
F-34