Form 10-Q
period 2014-06-30
Mind Solutions Inc.
filed 2014-08-08
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 7, 2014, the registrant had outstanding 655,447,184 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS (Development Stage Company)

	(Unaudited)	(Audited)
	June 30,	December 31,
Assets:	2014	2013
Current Assets
Cash and Cash Equivalents	$150,820	$47,428
Prepaids	131,397	289,550
Total Current Assets	282,217	336,978

Fixed Assets
Property Plant & Equipment	89,653	86,717
Accumulated Depreciation	(85,465)	(84,299)
Total Fixed Assets	4,188	2,418

Other Assets
Marketable securities available-for-sale securities	12,500	—
Total Other Assets	12,500	—

Total Assets	$298,905	$339,396

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$384,869	$394,859
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	300,974	277,560
Notes Payable	145,000	145,000
Convertible Notes Payable	454,918	248,358
Derivative Liability	6,915,090	19,907,242
Total Liabilities	8,204,351	20,976,519

Stockholders' Equity:
Preferred Stock, $0.001 par value 10,000,000
shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 615,166,801 and 36,024,969 shares
issued and outstanding	615,166	36,025
Stock Payable	—	235,375
Additional Paid-In Capital	17,073,410	2,807,266
Accumulated Comprehensive Loss	(367,500)	(330,000)
Deficit Accumulated During the Development Stage	(25,226,522)	(23,385,789)
Total Stockholders' Equity (Deficit)	(7,905,446)	(20,637,123)

Total Liabilities and Stockholders' Equity	$298,905	$339,396
The accompanying notes are an integral part of these financial statements.
3

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Company) (Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 24, 2002) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Product Revenues	$—	$—	$—	$—	$1,163
Service Revenues	18,889		50,000	—	50,000

Cost of Sales	—	—	—	—	678

Gross Profit	18,889	—	50,000	—	50,485

Operating expenses:
Consulting	220,292	220,378	618,526	1,105,492	2,590,743
Professional Fees	51,063	30,317	92,425	90,939	321,845
General and Administration	64,442	8,960	75,379	18,023	1,278,984
Total operating expenses	335,797	259,655	786,330	1,214,454	4,191,572

Loss from operations	(316,908)	(259,655)	(736,330)	(1,214,454)	(4,141,087)

Other Income and (Expenses):
Interest Expense	(16,533)	(13,115)	(34,170)	(22,900)	(89,847)
Derivative Interest	(1,070,233)	(93,784)	(1,070,233)	(134,787)	(21,107,198)
Forgiveness of Debt	—	—	—	111,610	111,610
Total Other Income and (Expenses)	(1,086,766)	(106,899)	(1,104,403)	(46,077)	(21,085,435)

Net Loss before taxes	(1,403,674)	(366,554)	(1,840,733)	(1,260,531)	(25,226,522)

Tax provisions	—	—	—	—	—

Net Loss After Taxes	$(1,403,674)	$(366,554)	$(1,840,733)	$(1,260,531)	$(25,226,522)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(9,167)	—	(37,500)	90,000	(367,500)

Other Comprehensive Income (Loss)	$(1,412,841)	$(366,554)	$(1,878,233)	$(1,170,531)	$(25,594,022)

Basic & diluted loss per share	$(0.00)	$(1.65)	$(0.00)	$(6.79)

Weighted average shares outstanding	570,106,350	222,292	525,648,770	185,768

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Company)
(Unaudited)
			From Inception
	For the Six Months Ended		(May 24, 2002) to
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(1,840,733)	$(1,260,531)	$(25,226,522)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	354,738	829,900	2,598,541
Derivative expense from convertible notes	1,070,233	103,325	20,977,475
Available-for-sale securities transferred as compensation	—	480,000	480,000
Available-for-sale securities received for service revenues	50,000	—	50,000
Forgiveness of debt	—	(111,610)	(111,610)
Depreciation	1,166	1,520	3,826
Changes in Operated Assets and Liabilities:			—
Accounts payable and accrued expenses	13,424	(233,943)	24,590
Accounts payable to related parties	—	17,728	115,110
Net cash used in operating activities	(351,172)	(173,611)	(1,088,590)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	(2,936)	—	(3,620)
Net cash used by investing activities	(2,936)	—	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	457,500	202,000	882,845
Proceed from convertible note to related party	—	48,100	48,526
Payments on convertible note to related party	—	(32,805)	(38,474)
Proceeds from notes payable to related parties	—	—	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	457,500	217,295	1,243,030

Net (Decrease) Increase in Cash	103,392	43,684	150,820
Cash at Beginning of Period	47,428	208	—
Cash at End of Period	$150,820	$43,892	$150,820

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$314,050	$—	$777,234

Issuance of common stock in payment of related party debt	$—	$—	$51,000

Consulting fees paid with available-for-sale securities
asset	$—	$—	$480,000

Stock issued for assets	$—	$—	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the six months ended June 30, 2014 and year ended December 31, 2013 advertising and marketing expense were $0, respectively.

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

There are 508,789,982 potentially dilutive post reverse stock-split shares of common stock outstanding as of June 30, 2014 which are derived from the outstanding convertible promissory notes.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Company had an accumulated deficit during development stage of $25,226,522 which included a net loss of $1,840,733 reported for the six months ended June 30, 2014. Also, during the six months ended June 30, 2014 the Company used net cash of $351,172 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– PREPAIDS

The prepaid asset recorded at June 30, 2014 was the result of the Company executing a one year consulting contract with its chief executive officer on December 25, 2013 whereby the Company issued 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $.0022 on the date of the agreement which will result in the Company recording officer compensation of $264,000 over the life of the contract.

As of June 30, 2014 and December 31, 2013, the Company had a prepaid balance of $131,397 and $289,550 which are derived from the uncompleted portion of the consulting agreements with the Company’s chief executive officer.

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	June 30, 2014	December 31, 2013

Equipment	$85,467	$82,531
Furniture	4,186	4,186
Total	89,653	86,717
Less accumulated Depreciation	(85,465)	(84,299)
Property and equipment, net	$4,188	$2,418
11

On April 30, 2013 the Company acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the six months ended June 30, 2014 and June 30, 2013 was $1,166 and $1,520.

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible note payable to related party

On January 2, 2014, the Company entered into a convertible promissory note with Brent Fouch, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On January 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 2, 2014 in the amount of $61,096.3

Consulting agreement with CEO

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

Accounts Payable- Related Party

The Company was advanced money from Iceweb Storage Corporation Inc, at zero percent interest, for working capital commitments. Mark Lucky is the former chief operating officer of the Company and is a current officer of Iceweb Storage Corporations. At June 30, 2014 and December 31, 2013, the balance due to Iceweb Storage Corporation Inc., was $3,500.

In total the Company had accounts payable to related parties balances at June 30, 2014 and December 31, 2013 of $3,500, respectively.

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

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

On February 12, 2014, the Company entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the Company will provide Monster with thought controlled software development services over a one year term. The Company will be paid four quarterly payments of $50,000 in restricted common stock of Monster. The Company received its first payment of 8,333,333 common shares of Monster Arts Inc. worth approximately $50,000, based on the closing stock price of $.006 on February 12, 2014, which was recorded as an available-for-sale security asset with the credit to deferred revenues. The Company revalued the 8,333,333 shares on June 30, 2014 which resulted in an unrealized loss on available-for-sale securities of $37,500 as the stock price of Monster decreased to $.0015.

As of June 30, 2014 and December 31, 2013 the Company had available for sale securities balance of $12,500 and $0.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the Company signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The Company issued 3,500 post reverse-split common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at June 30, 2013 and December 31, 2012, respectively.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the six months ended June 30, 2014, the Company entered into six convertible note agreements. As of June 30, 2014 and December 31, 2013, the Company has $454,918 and $248,358 in outstanding convertible notes payable with six non-related entities.

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

On April 15, 2014, the Company entered into a Convertible Note Agreement with Ceasar Capital Group, LLC. The Company issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 15, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On April 30, 2014, the Company entered into a Convertible Note Agreement with ARRG, Corp. The Company issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 30, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On May 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. for a $42,500 convertible note payable due interest at 8% per annum, unsecured, and due February 12, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion.

On May 30, 2014, the Company entered into a Convertible Note Agreement with WHC Capital, LLC. The Company issued a $60,000 convertible note with interest of 12% per annum, unsecured, and due May 30, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On May 15, 2013, the Company executed a convertible promissory note with JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On April 16, 2014, the Company received $40,000 pursuant to this convertible promissory note with JMJ Financial. On June 23, 2014, the Company received $60,000 pursuant to this convertible promissory note with JMJ Financial. The note is interest free for the first 180 days after which it accrues interest of 12% per annum. The note is convertible after 180 days into common shares of the Company at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 days previous to conversion.

Conversion of convertible debt

In the six months ended June 30, 2014, Asher Enterprises converted 47,700 of convertible debt and $3,000 of accrued interest into 53,506,517 post reverse-split shares of common stock, Magna Group, LLC converted $37,000 of convertible debt into 4,510,292 post reverse-split shares of common stock, Hanover Holdings converted $94,500 of convertible debt into 106,789,630 post reverse-split shares of common stock, JMJ Financial converted $71,750 into 104,563,704 post reverse-split shares of commons stock and IBC Funds LLC converted $61,085 of convertible debt and $2,030 of accrued interest into 73,876,000 post reverse-split shares of common stock.

The following table summarizes the total outstanding principle on convertible notes payable:

	June 30, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$37,500	$47,700
Convertible Notes Payable- Magna Group, LLC	—	37,000
Convertible Notes payable - Hanover Holdings, LLC	—	33,404
Convertible Notes Payable - JMJ Financial, LLC	97,418	69,168
Convertible Notes Payable - IBC Funds LLC	—	61,086
Convertible Notes Payable - LG Capital Funding LLC	65,000	—
Convertible Notes Payable - Iconic Holdings	27,500	—
Convertible Notes Payable - Gel Properties LLC	25,000	—
Convertible Notes Payable - KBM Worldwide, Inc.	42,500	—
Convertible Notes Payable - Ceasar Capital Group, LLC	50,000	—
Convertible Notes Payable - WHC Capital, LLC	60,000	—
Convertible Notes Payable - ARRG Corp.	50,000	—
Total	$454,918	$248,358

In the six months ended June 30, 2014 and 2013, the Company recorded interest expense relating to the outstanding convertible notes payable in the amounts of $23,414 and $941.

Derivative liability

At June 30, 2014 and December 31, 2013, the Company had $6,915,090 and $19,907,242 in derivative liability. We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes.

NOTE 11– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	June 30, 2014	December 31, 2013

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due.  The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009.  At June 30, 2014 and December 31, 2013 total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $258,271 and $251,019.

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

In the six months ended June 30, 2014, the Company issued 579,141,832 post reverse-split shares of common stock of which 92,895689 shares were issued for consulting services, 386,246,143 shares were issued for the reduction of $314,050 in convertible notes payable debt and $8,740 of accrued interest, and 100,000,000 shares were issued to the chief executive officer pursuant to a one year consulting contract. The 87,894,703 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the Company recording a consulting expense of $354,738.

NOTE 14– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC versus VOIS Inc., both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space.  A combined summary judgment was entered in April, 2010 against VOIS in the amount of $106,231.  At June 30, 2014 and December 31, 2013 our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $41,430 and $39,837 in accrued interest, respectively.

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	From July 1, 2014 to the date of this filing, the Company issued 16,407,407 shares of common stock for the conversion of $15,751 in principle convertible debt to JMJ Financial.

2.	On July 22, 2014, we executed a Securities Purchase Agreement with KBM Worldwide, Inc., whereby we issued a convertible promissory note dated July 22, 2014, to KBM Worldwide, Inc. bearing interest on the unpaid balance at the rate of eight percent, in the original principal amount of $27,500.

3.	On August 7, 2014, LG Capital, LLC converted $15,000 of principle convertible debt and $756 of interest into 23,872,976 common shares of stock in the Company.

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

Going Concern

As of June 30, 2014, the Company had an accumulated deficit during development stage of $25,226,522 which included a net loss of $1,403,674 reported for the six months ended June 30, 2014. Also, during the six months ended June 30, 2014 the Company used net cash of $351,172 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Revenues. During the three months ended June 30, 2014 and 2013 the Company recognized $18,889 and $0 of revenues. The $18,889 of service revenues recognized was from the Company receiving stock in a costumer as payment for consulting services. The customer is a publicly traded company on the OTCQB. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended June 30, 2014, consulting expense decreased to $220,292 as compared to $220,378 from the prior three months ended June 30, 2013. The decrease was primarily the result of less stock being issued to consultants for services rendered to the Company.

Professional Fees. During the three months ended June 30, 2014, professional fees increased to $51,063 as compared to $30,317 from the prior three months ended June 30, 2013. Professional fees increased primarily from the legal and accounting services needed to draft a Form S-1 registration statement.

Selling, General and Administrative Expense. During the three months ended June 30, 2014, selling, general and administrative expenses increased to $45,553 as compared to $8,960 from the prior three months ended June 30, 2013. The increase was due primarily to more travel, meals & entertainment, and marketing expenses.

Interest Expense. During the three months ended June 30, 2014, interest expense increased to $16,533 as compared to $13,115 from the prior three months ended June 30, 2013. The increase was due to additional interest expense accrued pertaining to the outstanding notes payable.

Derivative interest. During the three months ended June 30, 2014, derivative interest expense increased to $1,070,233 as compared to $93,784 from the prior three months ended June 30, 2013. The increase was due to additional derivative liability calculated using the Black Scholes Model regarding the newly issued convertible debentures.

Net Loss. Our net loss from operations increased to $1,403,674 for the three months ended June 30, 2014 and $366,554 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

Revenues. During the six months ended June 30, 2014 and 2013 the Company recognized $50,000 and $0 of revenues. The $50,000 of service revenues recognized was from the Company receiving stock in a costumer as payment for consulting services. The customer is a publically traded company on the OTCQB. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the six months ended June 30, 2014, consulting expense decreased to $618,526 as compared to $1,105,492 from the prior six months ended June 30, 2013. The decrease was primarily the result of less stock being issued to consultants for services rendered to the Company.

Professional Fees. During the six months ended June 30, 2014, professional fees increased to $92,425 as compared to $90,939 from the prior six months ended June 30, 2013. Professional fees increased primarily from the legal and accounting services needed to draft a Form S-1 registration statement.

Selling, General and Administrative Expense. During the six months ended June 30, 2014, selling, general administrative expenses increased to $75,379 as compared to $18,023 from the prior six months ended June 30, 2013. The increase was due primarily to more travel, meals & entertainment, and marketing expenses.

Interest Expense. During the six months ended June 30, 2014, interest expense increased to $34,170 as compared to $22,900 from the prior six months ended June 30, 2013. The increase was due to additional interest expense accrued pertaining to the outstanding notes payable.

Derivative interest. During the six months ended June 30, 2014, derivative interest expense increased to $1,070,233 as compared to $134,787 from the prior six months ended June 30, 2013. The increase was due to additional derivative liability calculated using the Black Scholes Model regarding the newly issued convertible debentures.

Forgiveness of debt. During the six months ended June 30, 2014, forgiveness of debt was $0 as compared to $111,610 for the six months ended June 30, 2013. The decrease was due to the dissolution of an affiliated entity to the Company’s which was recorded as an accounts payable to related parties

Net Loss. Our net loss from operations increased to $1,840,733 for the six months ended June 30, 2014 and $1,260,531 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between June 30, 2014 and December 31, 2013:

	June 30,	December 31,	$	%
	2014	2013	Change	Change

Working Capital	$ (7,922,134)	$ (20,639,541)	$ 12,717,407	61.6%
Cash	150,820	47,428	103,392	Over 100%
Total current assets	282,217	336,978	(54,761)	(16.3)%
Total assets	298,905	339,396	(40,491)	(11.9)%
Accounts payable and accrued liabilities	384,869	398,359	13,490	3.4%
Notes payable and accrued interest	599,918	670,918	71,000	10.6%
Total current liabilities	8,204,351	20,976,519	(12,772,168)	(60.9) %
Total liabilities	8,204,351	20,976,519	(12,772,168)	(60.9)%

At June 30, 2014, our working capital deficit decreased as compared to December 31, 2013, primarily as a result of a decrease in derivative liability of $12,992,152.

Operating activities

Net cash used for continuing operating activities during the six months ended June 30, 2014 was $351,172 as compared to $173,611 for the six months ended June 30, 2013. Non-cash items totaling approximately $1,489,561 contributing to the net cash used in continuing operating activities for the six months ended June 30, 2014 include:

$354,738 representing the value of shares issued to consultants and officers, $1,070,233 increase in derivative liability, $50,000 in service revenues from available-for-sale securities,
$1,166 of depreciation, $13,424 increase in accounts payable and accrued expenses

Net cash used for continuing operating activities for the six months ended June 30, 2013 was $173,611. Non-cash items totaling approximately $1,086,920 contributing to the net cash used in continuing operating activities for the six months ended June 30, 2013 include:

$829,900 representing the value of shares issued for consulting services,

$103,325 of derivative expense from outstanding convertible notes payable

$480,000 in available for sale securities compensation

$111,610 in forgiveness of debt

$1,520 of depreciation, $233,943 in accounts payable and accrued expenses $17,728 in accounts payable to related parties

Investing activities

Net cash used in investing activities was $2,936 and $0 for both six months ended June 30, 2014 and 2013.

Cash from Financing Activities

Net cash provided by financing activities was $457,500 for the six months ended June 30, 2014. This included $457,500 from proceeds from convertible notes.

Net cash provided by financing activities was $217,295 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we generated $202,000 from the issuance of convertible notes payable, $48,100 in notes to related parties, and paid $32,805 on notes to related parties. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

IBC Funds, LLC. Financing

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
21

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

Asher Enterprises, Inc. Financing

In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent, as follows:

•	Convertible promissory note dated December 26, 2012, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 44,402 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 1, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 583,992 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
22

•	Convertible promissory note dated April 18, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 10,836,925 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated November 7, 2013, in the original principal amount of $42,500. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated February 6, 2014, in the original principal amount of $37,500. As of the date hereof, $37,500 remains unpaid.

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

JMJ Financial Financing

On May 15, 2013, we issued to JMJ Financial our convertible promissory in the amount up to $250,000. As a result of partial conversions of the note, we issued 75,022,674 shares of our common stock to JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, on December 9, 2013, less than six months ago, in the amount of $25,000.00, on April 16, 2014, less than six months ago, in the amount of $40,000 and on June 23, 2014 in the amount of $60,000. After allowing for conversions, only $97,418 of the notes is convertible on the date of this report.

23

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

As of the date hereof, $97,418 of the JMJ Financial note remains unpaid.

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

LG Capital Funding, LLC Financing

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

GEL Properties, LLC Financing

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

24

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
25

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

On June 27, 2014, we filed a registration statement on Form S-1 in connection with the Premier Equity Purchase Agreement. However, on July 17, 2014, pursuant to Rule 477 of Regulation C promulgated under the Securities Act, we withdrew our registration statement, inasmuch as we received notice from the Securities and Exchange Commission on July 3, 2014, that the Commission’s preliminary review of the registration statement indicated that we were not entitled to file the registration statement for our equity line financing, inasmuch as the shares of our common stock are quoted for sale on the OTCPK operated by OTC Market Group, Inc. No securities were sold in connection with the registration statement. As of the date of this report, we have not yet decided on how we are going to proceed with the Premier Equity Purchase Agreement.

Ceasar Capital Group LLC Financing

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

AARG Corp. Fianncing

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

26

A copy of the Securities Purchase Agreement and the convertible promissory note in favor of ARRG Corp. was filed as an exhibit with the SEC.

Cicero Consulting Group, LLC Financing

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

KBM Worldwide, Inc. Financing

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

Additional KBM Worldwide, Inc. Financing

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

WHC Capital, LLC Financing

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

Iconic Holdings, LLC Financing

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.

10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.

10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.84**	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.

10.86*	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.87*	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: August 8, 2014.

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Financial Officer and
Principal Accounting Officer

