Form 10-Q
period 2014-09-30
Mind Solutions Inc.
filed 2014-10-27
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At October 17, 2014, the registrant had outstanding 1,081,384,647 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Registrant)

	(Unaudited)	(Audited)
	September 30,	December 31,
Assets:	2014	2013
Current Assets
Cash and Cash Equivalents	$181,682	$47,428
Prepaids	135,520	289,550
Total Current Assets	317,202	336,978

Fixed Assets
Property Plant & Equipment	89,653	86,717
Accumulated Depreciation	(86,171)	(84,299)
Total Fixed Assets	3,482	2,418

Other Assets
Marketable Securities: Available-for-Sale	1,667	—
Total Other Assets	1,667	—

Total Assets	$322,351	$339,396

Liabilities and Stockholders’ Equity:
Accounts Payable & Accrued Expenses	$378,044	$394,859
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	314,040	277,560
Notes Payable	145,000	145,000
Convertible Notes Payable	691,667	248,358
Derivative Liability	1,043,967	19,907,242
Total Liabilities	2,576,218	20,976,519

Stockholders’ Equity:
Series A Preferred Stock, $0.001 par value 10,000,000
shares authorized, 10,000,000 shares issued and outstanding	10,000	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 1,041,355,943 and 36,024,969 shares
issued and outstanding	1,041,356	36,025
Stock Payable	—	235,375
Additional Paid-In Capital	16,933,954	2,807,266
Accumulated Comprehensive Loss	(378,333)	(330,000)
Deficit Accumulated During the Development Stage	(19,860,844)	(23,385,789)
Total Stockholders’ Equity (Deficit)	(2,253,867)	(20,637,123)

Total Liabilities and Stockholders’ Equity	$322,351	$339,396

The accompanying notes are an integral part of these financial statements.
3

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage registrant) (Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(May 24, 2002) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Product Revenues	$534	$—	$534	$—	$1,697
Service Revenues	—	—	50,000	—	50,000
Total Revenues	534	—	50,534	—	51,697

Cost of Sales	174	—	174	—	852

Gross Profit	360	—	50,360	—	50,845

Operating expenses:
Consulting	621,871	460,880	1,040,397	1,566,372	3,012,614
Professional Fees	52,014	58,984	144,439	149,923	373,859
General and Administration	15,872	4,095	91,251	22,118	1,294,856
Total operating expenses	689,757	523,959	1,276,087	1,738,413	4,681,329

Loss from operations	(689,397)	(523,959)	(1,225,727)	(1,738,413)	(4,630,484)

Other Income and (Expenses):
Interest Expense	(16,048)	(10,112)	(50,218)	(33,012)	(105,895)
Gain/(Loss) on Derivative adjustment	5,871,123	(2,133,379)	4,800,890	(2,268,166)	(15,236,075)
Forgiveness of Debt	—	—	—	111,610	111,610
Total Other Income and (Expenses)	5,855,075	(2,143,491)	4,750,672	(2,189,568)	(15,230,360)

Net Gain (Loss) before taxes	5,165,678	(2,667,450)	3,524,945	(3,927,981)	(19,860,844)

Tax provisions	—	—	—	—	—

Net Gain (Loss) After Taxes	$5,165,678	$(2,667,450)	$3,524,945	$(3,927,981)	$(19,860,844)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(10,833)	—	(48,333)	90,000	(378,333)

Other Comprehensive Income (Loss)	$5,154,845	$(2,667,450)	$3,476,612	$(3,837,981)	$(20,239,177)

Basic & diluted loss per share	$0.01	$(5.97)	$0.01	$(14.06)

Weighted average shares outstanding	769,545,084	446,494	535,689,559	272,914

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage registrant)
(Unaudited)
			From Inception
	For the Nine Months Ended		(May 24, 2002) to
	September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (Loss) for the period	$3,524,945	$(3,927,981)	$(19,860,844)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	647,598	1,039,587	2,891,401
Derivative (gain)/loss adjustment	(4,800,890)	2,268,166	15,106,352
Available-for-sale securities transferred as compensation	—	480,000	480,000
Available-for-sale securities received for service revenues	50,000	—	50,000
Forgiveness of debt	—	(111,610)	(111,610)
Depreciation	1,872	1,981	4,532
Changes in Operated Assets and Liabilities:			—
Accounts payable and accrued expenses	19,665	(3,429)	30,831
Accounts payable to related parties	—	45	115,110
Net cash used in operating activities	(556,810)	(253,241)	(1,294,228)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	(2,936)	—	(3,620)
Net cash used by investing activities	(2,936)	—	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	694,000	248,500	1,119,345
Proceed from convertible note to related party	—	48,526	48,526
Payments on convertible note to related party	—	(38,805)	(38,474)
Proceeds from notes payable to related parties	—	—	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	694,000	258,221	1,479,530

Net (Decrease) Increase in Cash	134,254	4,980	181,682
Cash at Beginning of Period	47,428	208	—
Cash at End of Period	$181,682	$5,188	$181,682

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$314,050	$317,520	$777,234

Issuance of common stock in payment of related party debt	$—	$51,000	$51,000

Issuance of convertible note for consulting services	$200,000	$—	$200,000

Consulting fees paid with available-for-sale securities
asset	$—	$480,000	$480,000

Stock issued for assets	$—	$90,000	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage registrant)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, AND DECEMBER 31, 2013

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

Mind Solutions, Inc. (the “registrant”) was initially incorporated in the state of Delaware on May 19, 2000 as Medical Records by Net, Inc. On October 17, 2000, the registrant changed its name to Lifelink Online, Inc. In January 2001, its name was changed to MedStrong Corporation, and on March 9, 2001, the registrant name was changed to MedStrong International Corporation. On March 30, 2007, the registrant’s name was changed to VOIS, Inc. and the domicile was changed to the State of Florida. On October 19, 2012, the registrant executed a merger agreement with Mind Solutions, Inc. whereas Mind Solutions, Inc. became a wholly owned subsidiary of the registrant. Mind Solutions, Inc. was incorporated under the laws of Nevada on May 24, 2002, under the name Red Meteor Media, Inc. The registrant changed its name to Prize Entertainment, Inc. in November 2003, and then again to Mind Solutions, Inc. in January 2011. On October 28, 2013, the registrant changed its name from VOIS, Inc. to Mind Solutions, Inc. as well as changing its domicile from Florida to Nevada.

On October 28, 2013, the registrant closed an Agreement and Plan of Merger with Mind Solutions, Inc. For accounting purposes this agreement was treated as a reverse merger. The operations of the registrant became those solely of Mind Solutions, Inc. In connection with the merger agreement, the registrant changed its fiscal year end to coincide with that of Mind Solutions, Inc., which is December 31. Pursuant to the Plan of Merger with Mind Solutions, Inc., the holders of stock in VOIS, Inc. received one share of common stock, $0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a one for 2,000 reverse split). As a result, the then current common stockholders of VOIS, Inc. held all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc.

The registrant has developed software applications which are compatible with EEG headsets on the market. The registrant is working with the most advanced electronics manufacturing companies to develop the most advanced EEG headset on the market. This BCI headset will allow users to operate thought-controlled applications on their mobile phone devices as well as on traditional PC computers. The registrant has completed a working prototype which has been successfully tested on several Android devices. EEG headset can read brainwaves and allow for interaction with a computer.

The registrant develops software for thought controlled technologies, allowing the user to interact with the computer and other machines through the power of the mind. The technology involves the use of a wireless headset, which detects brainwaves on both the conscious and non-conscious level. This revolutionary neural processing technology makes it possible for computers to interact directly with the human brain. The registrant has created three applications currently available through the registrant’s website and is developing a micro EEG headset that is compatible with mobile smart phones and other devices.

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Basis of presentation

The registrant’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 14, 2014, as amended by the registrant’s Form 10-K/A, Amendment No. 1, filed May 14, 2014, and the registrant’s Form 10-K/A, Amendment No. 2, filed August 1, 2014 (the “2013 Annual Report”).

Development Stage registrant

The registrant is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Restated Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the one for 2,000 reverse stock split on October 15, 2013.

Prior Year Financial Statement Presentation

The prior year financial statements were prepared to show the effect of the reverse merger and to show the mark to market adjustment as other comprehensive income for comparative purposes in the prior year financial statements.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Cash and equivalents

The registrant considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents.

B.	Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $500. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three, five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the nine months ended September 30, 2014, and year ended December 31, 2013, advertising and marketing expense were $0, respectively.

D. Revenue recognition

The registrant follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The registrant will recognize revenue when it is realized or realizable and earned. The registrant considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

E. Stock-based compensation

We record share based payments under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107,” SAB 107 expresses views of the staff regarding the interaction between FASB ASC 718 and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. FASB ASC 718 permitted public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FASB ASC 718. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with its fiscal 2006 year, the registrant adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts are amortized over the respective vesting periods of the options granted.

F. Income Taxes

The registrant adopted FASB ASC Topic 740, Income Taxes, at its inception. Under FASB ASC Topic 740, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.

G. Earnings (loss) per share

The registrant adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

There are approximately 319,029,426 potentially dilutive post reverse stock-split shares of common stock outstanding as of September 30, 2014, which are derived from the outstanding convertible promissory notes. The registrant also has 10,000,000 shares of Series A Preferred Stock outstanding, each share of which can be converted into 100 shares of the registrant’s common stock.

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

I. Fair value of financial instruments measured on a recurring basis

The registrant follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.
8

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

The carrying amount of the registrant’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The registrant’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the registrant for similar financial arrangements at September 30, 2014, and December 31, 2013.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

J. Commitments and contingencies

The registrant follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the registrant but which will only be resolved when one or more future events occur or fail to occur. The registrant assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the registrant or un-asserted claims that may result in such proceedings, the registrant evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the registrant’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the registrant’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the registrant’s business, financial position, and results of operations or cash flows.

K. Related parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

L. Cash flows reporting

The registrant adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The registrant reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

M. Subsequent events

The registrant follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The registrant will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the registrant as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Standards

The registrant has adopted all accounting pronouncements issued since December 31, 2007, none of which had a material impact on the registrant’s financial statements.

NOTE 4 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of September 30, 2014, the registrant had an accumulated deficit during development stage of $19,860,844. Also, during the nine months ended September 30, 2014, the registrant used net cash of $556,810 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While the registrant is attempting to commence operations and generate revenues, the registrant’s cash position may not be significant enough to support the registrant’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the registrant to continue as a going concern. While the registrant believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the registrant to continue as a going concern is dependent upon the registrant’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5– PREPAIDS

The prepaid asset recorded at September 30, 2014, was the result of:

a.)	The registrant executing a one year consulting contract with its chief executive officer on December 25, 2013, whereby the registrant issued 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $0.0022 on the date of the agreement which will result in the registrant recording officer compensation of $264,000 over the life of the contract.
b.)	The registrant executing a three month consulting agreement on August 20, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Brent Fouch. The consultant will coordinate with Design Catapult Inc. to provide sensor and EEG technology assistance. The 30,000,000 shares were valued at the closing price of $0.0012 on the date of the agreement which will result in the registrant recording consulting expense of $36,000 over the life of the contract.
c.)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.
d.)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.
e.)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.

As of September 30, 2014, and December 31, 2013, the registrant had a prepaid balance of $135,520 and $289,550 which are derived from the uncompleted portion of the consulting agreements with the registrant.

NOTE 6– PROPERTY PLANT & EQUIPMENT

	September 30, 2014	December 31, 2013

Equipment	$85,467	$82,531
Furniture	4,186	4,186
Total	89,653	86,717
Less accumulated Depreciation	(86,171)	(84,299)
Property and equipment, net	$3,482	$2,418

Furniture and Equipment consisted of the following:

  On April 30, 2013, the registrant acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).
  Depreciation expense for the nine months ended September 30, 2014, and 2013 was $1,872 and $1,981.

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible note payable to related party

On January 2, 2014, the registrant entered into a convertible promissory note with Brent Fouch, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On January 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 2, 2014, in the amount of $61,096.

Consulting agreement(s) with CEO

The registrant executed a consulting agreement on December 25, 2013, with its current Chief Executive Officer whereby the registrant issued 120,000,000 post reverse-split shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $0.0022 on the date of the agreement which will result in the registrant recording officer compensation of $264,000 over the life of the contract.

The registrant executed a service agreement on September 12, 2014, with its current Chief Executive Officer, Kerry Driscoll, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year of services such as compliance, guidance, infrastructure and business strategy. The 5,000,000 shares were valued at par $0.001which resulted in the registrant recording officer compensation of $5,000 over the life of the contract.

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with a former officer, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 shares were valued at par $0.001which resulted in the registrant recording officer compensation of $5,000 over the life of the contract.

Asset Purchase Agreement

On April 30, 2013, the registrant executed an asset purchase agreement with Mind Technologies, Inc., (MTEK), whereby the registrant purchased all the assets of MTEK for 15,000 post reverse-split common shares. The assets purchased include those previously licensed from MTEK, described in Note 9.

Free office space provided by chief executive officer

The registrant has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant will provide Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As of September 30, 2014, the registrant has only received its first payment of 8,333,333 common shares of Monster Arts Inc. worth approximately $50,000, based on the closing stock price of $0.006 on February 12, 2014, which was recorded as an available-for-sale security asset with the credit to deferred revenues. The registrant revalued the 8,333,333 shares on September 30, 2014, which resulted in an unrealized loss on available-for-sale securities of $48,333 as the stock price of Monster decreased to $0.0002.

As of September 30, 2014, and December 31, 2013, the registrant had available for sale securities balance of $1,667 and $0.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the registrant signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The registrant issued 3,500 post reverse-split common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at September 30, 2013, and December 31, 2012, respectively.

On April 30, 2013, the registrant executed an asset purchase agreement with MTEK, whereby the registrant purchased all the assets of MTEK for 15,000 post reverse-split common shares. The assets purchased were previously licensed from MTEK as described previously. The cost basis of the assets acquired is $86,033, with accumulated depreciation of $81,638, which resulted in a net asset balance of $4,395. The registrant recorded the excess consideration as additional paid in capital inasmuch as it was a related party transaction. The former CEO of Mind Solutions, Inc. is also the former CEO of Mind Technologies, Inc. The registrant acquired all the assets involved with the former operations of MTEK which include three thought-controlled software applications named Mind Mouse, Master Mind and Think-Tac-Toe. These purchased assets constitute neural processing software for thought-controlled technologies, allowing the user to interact with computers, gaming devices, and other machines through the power of the mind. Included in the purchase are all Mind Technologies’ inventory, fixed assets, intellectual property, and an assignment of rights and assumption of obligations under Mind Technologies’ existing contracts.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the nine months ended September 30, 2014, the registrant entered into eighteen convertible note agreements. As of September 30, 2014, and December 31, 2013, the registrant has $691,667 and $248,358 in outstanding convertible notes payable with eight non-related entities.

On January 2, 2014, the registrant entered into a convertible promissory note with Brent Fouch, a related party to the registrant, in the amount of $61,096, bearing no interest, convertible at the closing market price on the date of conversion. On January 5, 2014, Brent Fouch entered into an assignment agreement with Magna Group, LLC, whereby Brent Fouch assigned his convertible promissory note dated January 2, 2014, in the amount of $61,096.

On February 4, 2014, the registrant entered into a Convertible Note Agreement with GEL Properties LLC. The registrant issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, GEL Properties LLC converted the entire principle balance of $25,000 into 48,017,966 shares of common stock.

On February 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC whereby there is a front end and a back end note with the same terms. On February 4, 2014, the registrant issued a $25,000 front end convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. On August 7, 2014, the registrant issued a back end note of $25,000 with the same terms. As of September 30, 2014, LG Capital Funding LLC converted the entire principle balance of the front end note, $25,000, and $1,312 of accrued interest into 47,864,258 shares of our common stock. As of September 30, 2014, the registrant has an outstanding convertible note balance to LG Capital Funding LLC which pertains to the back end note dated February 4, 2014.

On February 6, 2014, the registrant entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable due interest at 8% per annum, unsecured, and due November 10, 2014. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As of September 30, 2014, Asher converted the entire principle balance of $37,500 and $4,500 of accrued interest into 99,765,528 shares of common stock.

On February 25, 2014, the registrant entered into a Convertible Note Agreement with Iconic Holdings, LLC. The registrant issued a $27,500 convertible note with interest of 10% per annum, unsecured, and due February 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, Iconic Holdings, LLC converted the entire principle balance of $27,500 into 68,750,000 shares of common stock.

On March 25, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC. The registrant issued a $40,000 convertible note with interest of 10% per annum, unsecured, and due March 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, LG Capital Funding LLC converted the entire principle balance of $40,000 and $171 of accrued interest into 77,224,305 shares of common stock.

On April 15, 2014, the registrant entered into a Convertible Note Agreement with Caesar Capital Group, LLC. The registrant issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 15, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, Caesar Capital Group, LLC has not converted any principle on this note.

On April 30, 2014, the registrant entered into a Convertible Note Agreement with ARRG, Corp. The registrant issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 30, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, ARRG Corp has not converted any principle on this note.

On May 8, 2014, the registrant entered into a Securities Purchase Agreement with KBM Worldwide, Inc. for a $42,500 convertible note payable due interest at 8% per annum, unsecured, and due February 12, 2014. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As of September 30, 2014, KBM Worldwide, Inc. has not converted any principle on this note.

On May 12, 2014, we executed a Consulting Agreement with Cicero Consulting Group, LLC and convertible promissory note in the amount of $200,000 due May 12, 2015. Cicero Consulting Group, LLC will provide management consulting and business advisory services to Mind Solutions over a one year term. We have compensated Cicero Consulting Group, LLC with a $200,000 convertible promissory note which is considered earned in full as of May 12, 2014. The convertible note issued pursuant to the Consulting Agreement may be converted into shares of our common stock after six months from the date of the executed note at a 10 percent discount to market based on the lowest trading price during the 10 trading days prior to the conversion date. As of the date hereof, $200,000 of the Cicero Consulting Group, LLC note remains unpaid.

On May 30, 2014, the registrant entered into a Convertible Note Agreement with WHC Capital, LLC. The registrant issued a $60,000 convertible note with interest of 12% per annum, unsecured, and due May 30, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 50% discount to the market price, calculated as the lowest trading price in the previous 10 trading days leading up to the date of conversion. As of September 30, 2014, WHC Capital, LLC has not converted any principle on this note.

On May 15, 2013, the registrant executed a convertible promissory note with JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On May 15, 2013, the registrant received $30,000 pursuant to this convertible promissory note with JMJ Financial. On August 14, 2013, the registrant received $20,000 pursuant to this convertible promissory note with JMJ Financial. On December 4, 2013, the registrant received $25,000 pursuant to this convertible promissory note with JMJ Financial. On April 16, 2014, the registrant received $40,000 pursuant to this convertible promissory note with JMJ Financial. On June 23, 2014, the registrant received $60,000 pursuant to this convertible promissory note with JMJ Financial. The note is interest free for the first 180 days after which it accrues interest of 12% per annum. The note is convertible after 180 days into common shares of the registrant at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 trading days previous to conversion. As of September 30, 2014, JMJ Financial converted $93,333 in principle into 121,371,111 shares of common stock.

On July 22, 2014, the registrant entered into a Securities Purchase Agreement (SPA) with KBM Worldwide, Inc. The registrant issued a $27,500 convertible note in connection with the SPA which has interest of 8% per annum, unsecured, and due July 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As of September 30, 2014, KBM Worldwide, Inc. has not converted any principle on this note.

On August 28, 2014, the registrant entered into a Convertible Note Agreement with GEL Properties LLC. The registrant issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due August 28, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 trading days leading up to the date of conversion. As of September 30, 2014, GEL Properties LLC converted the entire principle balance of $25,000 into 56,818,182 shares of common stock.

On September 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC. The registrant issued a $31,500 convertible note with interest of 10% per annum, unsecured, and due September 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, LG Capital Funding LLC has not converted any principle on this note.

On September 22, 2014, the registrant entered into a Convertible Note Agreement with JSJ Investments Inc. The registrant issued a $100,000 convertible note with interest of 12% per annum, unsecured, and due March 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 48% discount to the market price, calculated as the average of the three lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of September 30, 2014, JSJ Investments Inc. has not converted any principle on this note.

On September 25, 2014, the registrant entered into a Convertible Note Agreement with Iconic Holdings, LLC. The registrant issued a $27,500 convertible note with interest of 10% per annum, unsecured, and due September 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of September 30, 2014, Iconic Holdings, LLC has not converted any principle on this note.

Conversion of convertible debt.

In the nine months ended September 30, 2014, Asher Enterprises converted 85,200 of convertible debt and $4,500 of accrued interest into 104,613,454 post reverse-split shares of common stock, Magna Group, LLC converted $37,000 of convertible debt into 4,510,292 post reverse-split shares of common stock, Hanover Holdings converted $94,500 of convertible debt into 106,789,630 post reverse-split shares of common stock, JMJ Financial converted $93,333 into 121,371,111 post reverse-split shares of commons stock, GEL Properties, LLC converted $50,000 of convertible debt into 104,836,148 post reverse-split shares of common stock, LG Capital Funding LLC converted $69,000 of convertible debt into 125,088,563 post reverse-split shares of common stock, Iconic Holdings, LLC converted $27,500 of convertible debt into 68,750,000 post reverse-split shares of common stock and IBC Funds LLC converted $61,085 of convertible debt and $2,030 of accrued interest into 73,876,000 post reverse-split shares of common stock.

The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$—	$47,700
Convertible Notes Payable- Magna Group, LLC	—	37,000
Convertible Notes payable - Hanover Holdings, LLC	—	33,404
Convertible Notes Payable - JMJ Financial, LLC	81,667	69,168
Convertible Notes Payable - IBC Funds LLC	—	61,086
Convertible Notes Payable - LG Capital Funding LLC	52,500	—
Convertible Notes Payable - Iconic Holdings	27,500	—
Convertible Notes Payable - KBM Worldwide, Inc.	70,000	—
Convertible Notes Payable - Ceasar Capital Group, LLC	50,000	—
Convertible Notes Payable - WHC Capital, LLC	60,000	—
Convertible Notes Payable - ARRG Corp.	50,000	—
Convertible Notes Payable - Cicero Consulting Group, LLC	200,000	—
Convertible Notes Payable - JSJ Investments Inc.	100,000	—
Total	$691,667	$248,358

In the nine months ended September 30, 2014, and 2013, the registrant recorded interest expense relating to the outstanding convertible notes payable in the amounts of $23,414 and $6,478.

Derivative liability.

At September 30, 2014 and December 31, 2013, the Company had $1,043,967 and $19,907,242 in derivative liability. In the nine months ended September 30, 2014, the Company reduced its derivative liability by $18,863,275 of which $14,062,385 was credited to additional paid in capital due to the conversion of the convertible notes payable and $4,800,890 was credited as an Other Income Item- Gain on Derivative Adjustment due to the change in derivative liability calculated by the Black Scholes Model pertaining to the outstanding convertible notes payable.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .85	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	475.6%	372.2%

NOTE 11– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2014	December 31, 2013

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The registrant has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At September 30, 2014, and December 31, 2013, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $272,772 and $251,019.

NOTE 12– REVERSE STOCK SPLIT

On October 15, 2013, the registrant executed a Plan of Merger with Mind Solutions, Inc. whereby the holders of stock in VOIS, Inc. received one share of common stock, $0.001 par value per share, in Mind Solutions, Inc. for every 2,000 shares of common stock in VOIS, Inc. (in effect, a one for 2,000 reverse split). As a result, the then current common stockholders of VOIS, Inc. held all of the issued and outstanding shares of common stock in the surviving corporation Mind Solutions, Inc. The registrant has adjusted the equity statement and equity portion of the balance sheet to retroactively account for the reverse stock split as if it occurred at inception.

NOTE 13– STOCKHOLDERS’ EQUITY

Authorized Common Stock

On May 17, 2013, the registrant’s board voted to authorize an amendment to the registrant’s articles of incorporation to increase its authorized shares of common stock from 1,000,000,000 to 3,000,000,000. On August 23, 2013, the registrant’s board authorized an amendment to the registrant’s articles of incorporation to increase its authorized shares of common stock from 3,000,000,000 to 5,000,000,000.

Authorized Preferred Stock

The registrant is authorized to issue 10,000,000 shares of Series A Preferred Stock.

The board of directors passed a resolution designating certain preferential liquidity, dividend, voting and other relative rights to Shares of Series A Preferred Stock. Each share of Series A Preferred Stock may at the option of the holder be converted into 100 fully paid and non-assessable shares of common stock.

Issued Preferred Stock

On September 12, 2014, the registrant issued 5,000,000 Preferred A Shares to its chief executive officer, Kerry Driscoll, for one year of services to be rendered to the registrant. The 5,000,000 shares were valued at par $0.001 which resulted in the registrant recording officer compensation of $5,000 over the life of the contract.

On September 12, 2014, the registrant issued 5,000,000 Preferred A Shares to a former officer of the registrant for one year of services to be rendered to the registrant. The 5,000,000 shares were valued at par $0.001 which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

Issued Common Stock

In the year ended December 31, 2013, the registrant issued 35,894,503 post reverse-split shares of common stock. Of the 35,894,503 post reverse-split shares issued, 22,088,000 post reverse-split shares were to consultants for services, 15,000 (post reverse-split) shares were issued in an asset purchase agreement, 10,625 (post reverse-split) shares were issued to a related party for the reduction of $51,000 in related party convertible debt, and 13,777,673 post reverse-split shares were issued to non-related convertible note holders for the reduction of $469,346 in convertible debt. Of the 22,088,000 shares to consultants, 20,000,000 were issued to our chief executive officer pursuant to a one year consulting agreement dated December 25, 2013. We recorded the portion of the contract not yet completed as prepaid expense. The 22,088,000 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the registrant recording a consideration of $1,467,703. Of the other 2,088,000 shares for services, 238,000 were to the Secretary of the registrant for consulting services provided over the past two years. The other 1,850,000 were to unrelated third party consultants for investor related services completed by December 31, 2013.

In the nine months ended September 30, 2014, the registrant issued 1,005,330,974 post reverse-split shares of common stock, of which 252,895,776 shares were issued for services and 752,435,198 shares were issued for the reduction of $513,801 in convertible notes payable debt and $11,723 of accrued interest. The 252,897,776 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the registrant recording a consulting expense of $447,598.

NOTE 14– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition registrant, LLC vs. VOIS, Inc., both as filed in December 2009 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April, 2010 against VOIS, Inc. in the amount of $106,231. At September 30, 2014, and December 31, 2013, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $44,617 and $39,837 in accrued interest, respectively.

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.	In October, the registrant issued 40,028,704 shares of common stock for the conversion of $41,600 in principle convertible debt.
18

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

Mind Solutions currently has a need of approximately $45,000 per month to sustain operations until sales of the software and anticipated sales of the EEG headset increase.

Going Concern

As of September 30, 2014, the registrant had an accumulated deficit during development stage of $19,860,844. During the nine months ended September 30, 2014, the registrant used net cash of $556,810 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While the registrant is attempting to commence operations and generate revenues, the registrant’s cash position may not be significant enough to support the registrant’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the registrant to continue as a going concern. While the registrant believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the registrant to continue as a going concern is dependent upon the registrant’s ability to further implement its business plan and generate revenues.

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013.

Revenues. During the three months ended September 30, 2014, and 2013, the registrant recognized $534 and $0 of revenues. The $534 of product revenues recognized were from the registrant’s sales of its software. We are aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended September 30, 2014, consulting expense increased to $421,871 as compared to $460,880 from the prior three months ended September 30, 2013. The increase was primarily the result of more stock and convertible notes being issued to consultants for services rendered to the registrant.

Professional Fees. During the three months ended September 30, 2014, professional fees decreased to $52,014 as compared to $58,984 from the prior three months ended September 30, 2013. Professional fees decreased primarily from the legal and accounting services needed to draft a Form S-1 registration statement in 2013.

Selling, General and Administrative Expense. During the three months ended September 30, 2014, selling, general and administrative expenses increased to $15,872 as compared to $4,095 from the prior three months ended September 30, 2013. The increase was due primarily to more travel, meals & entertainment, and marketing expenses.

Interest Expense. During the three months ended September 30, 2014, interest expense increased to $16,048 as compared to $10,112 from the prior three months ended September 30, 2013. The increase was due to additional interest expense accrued pertaining to the outstanding notes payable.

Derivative Adjustment. During the three months ended September 30, 2014, gain on derivative adjustment was $5,871,123 as compared to a loss on derivative adjustment of $2,133,379 for the prior three months ended September 30, 2013. The change was due to the derivative liability calculated using the Black Scholes Model regarding the outstanding convertible debentures.

Net Loss from Operations. Our net loss from operations decreased to $489,397 for the three months ended September 30, 2014, and $523,959 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013.

Revenues. During the nine months ended September 30, 2014, and 2013, the registrant recognized $50,534 and $0 of revenues. The $50,000 of service revenues recognized was from the registrant receiving stock in a costumer as payment for consulting services. The customer is a publically traded company on the OTCQB. We are aggressively looking for ways to leverage our technology to develop revenue streams.

Consulting Fees. During the nine months ended September 30, 2014, consulting expense decreased to $1,040,397 as compared to $1,566,372 from the prior nine months ended September 30, 2013. The decrease was primarily the result of less stock being issued to consultants for services rendered to the registrant.

Professional Fees. During the nine months ended September 30, 2014, professional fees decreased to $144,439 as compared to $149,923 from the prior nine months ended September 30, 2013. Professional fees increased primarily from the legal and accounting services needed to draft a Form S-1 registration statement in 2013.

Selling, General and Administrative Expense. During the nine months ended September 30, 2014, selling, general administrative expenses increased to $91,251 as compared to $22,118 from the prior nine months ended September 30, 2013. The increase was due primarily to more travel, meals & entertainment, and marketing expenses.

Interest Expense. During the nine months ended September 30, 2014, interest expense increased to $50,218 as compared to $33,012 from the prior nine months ended September 30, 2013. The increase was due to additional interest expense accrued pertaining to the outstanding notes payable.

Derivative Adjustment. During the nine months ended September 30, 2014, gain on derivative adjustment was $4,800,890 as compared to $2,268,166 from the prior nine months ended September 30, 2013. The change in derivative adjustment was due to the change in derivative liability calculated using the Black Scholes Model regarding the newly issued convertible debentures.

Forgiveness of debt. During the nine months ended September 30, 2014, forgiveness of debt was $0 as compared to $111,610 for the nine months ended September 30, 2013. The decrease was due to the dissolution of an affiliated entity to the registrant’s which was recorded as an accounts payable to related parties

Net Loss from Operations. Our net loss from operations decreased to $1,225,727 for the nine months ended September 30, 2014, and $1,738,413 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2014, and December 31, 2013:

	September 30,	December 31,	$	%
	2014	2013	Change	Change

Working Capital	$ (2,259,016)	$ (20,639,541)	$ 10, 380,525	89.1%
Cash	181,682	47,428	134,254	Over 100%
Total current assets	317,202	336,978	(19,776)	(5.9)%
Total assets	322,351	339,396	(17,045)	(5.0)%
Accounts payable and accrued liabilities	378,044	398,359	(20,315)	(5.1)%
Notes payable and accrued interest	1,150,707	670,918	479,789	71.5%
Total current liabilities	2,576,218	20,976,519	(18,800,301)	(87.7) %
Total liabilities	2,576,218	20,976,519	(18,800,301)	(87.7)%

At September 30, 2014, our working capital deficit decreased as compared to December 31, 2013, primarily as a result of a decrease in derivative liability of $18,863,275.

Operating activities

Net cash used for continuing operating activities during the nine months ended September 30, 2014, was $556,810 as compared to $253,241 for the nine months ended September 30, 2013. Non-cash items totaling approximately $4,281,755 contributing to the net cash used in continuing operating activities for the nine months ended September 30, 2014, include:

$647,598 representing the value of shares and convertible notes payable issued to consultants and officers,

$4,800,890 decrease in derivative liability,

$50,000 in service revenues from available-for-sale securities,

$1,872 of depreciation, $19,665 increase in accounts payable and accrued expenses

Net cash used for continuing operating activities for the nine months ended September 30, 2013, was $253,241. Non-cash items totaling approximately $3,674,740 contributing to the net cash used in continuing operating activities for the nine months ended September 30, 2013, include:

$1,039,587 representing the value of shares issued for consulting services,

$2,268,166 of derivative expense from outstanding convertible notes payable,

$480,000 in available for sale securities compensation,

$111,610 in forgiveness of debt,

$1,981 of depreciation, $3,429 in accounts payable and accrued expenses, $45 in accounts payable to related parties,

Investing activities

Net cash used in investing activities was $2,936 and $0 for the nine months ended September 30, 2014, and 2013.

Financing Activities

Net cash provided by financing activities was $694,000 for the nine months ended September 30, 2014. This included $694,000 from proceeds from convertible notes.

Net cash provided by financing activities was $258,221 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we generated $248,500 from the issuance of convertible notes payable, $48,526 in notes to related parties, and paid $38,805 on notes to related parties.

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

On November 22, 2013, in a court proceeding styled IBC Funds, LLC, a Nevada limited Liability registrant, Plaintiff vs. Mind Solutions, Inc., a Nevada corporation, Defendant, bearing Civil Action No. 2013 CA 008370 NC, in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, after due notice, the court entered an order approving the Settlement Agreement and Stipulation. In satisfaction of the debt, we agreed to issue shares of our common stock in one or more tranches to IBC Funds in the manner contemplated in the Settlement Agreement and Stipulation at a conversion price of $0.0045 per share. In accordance with the terms of the Settlement Agreement and Stipulation, the court was advised of our intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of the shares.

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

Hanover Holdings I, LLC Financing

In 2013, we executed various Securities Purchase Agreements with Hanover Holdings I, LLC, whereby we issued convertible promissory notes to Hanover Holdings I, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	Convertible promissory note dated February 4, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 159,659 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 7, 2013, in the original principal amount of $16,500. As a result of a conversion of the note, we issued 304,379 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated September 5, 2013, in the original principal amount of $41,500. As a result of a conversion of the note, we issued 58,085,830 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
23

•	Convertible promissory note dated August 7, 2013, in the original principal amount of $26,500. As a result of a conversion of the note, we issued 17,084,482 shares of our common stock to Hanover Holdings I, LLC. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated November 23, 2013, in the original principal amount of $26,500. As of the date hereof, the note is paid in full.

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

Asher Enterprises, Inc. Financing

In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent, as follows:

•	Convertible promissory note dated December 26, 2012, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 44,402 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated March 1, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 583,992 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.

•	Convertible promissory note dated April 18, 2013, in the original principal amount of $32,500. As a result of a conversion of the note, we issued 10,836,925 shares of our common stock to Asher Enterprises, Inc. As of the date hereof, the note is paid in full.

•	Convertible promissory note dated November 7, 2013, in the original principal amount of $42,500. As of the date hereof, the note is paid in full.
•	Convertible promissory note dated February 6, 2014, in the original principal amount of $37,500. As of the date hereof, the note is paid in full.

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

JMJ Financial Financing

On May 15, 2013, we issued to JMJ Financial our convertible promissory in the amount up to $250,000. As a result of partial conversions of the note, we issued 75,022,674 shares of our common stock to JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, on December 9, 2013, less than six months ago, in the amount of $25,000.00, on April 16, 2014, less than six months ago, in the amount of $40,000 and on September 23, 2014, in the amount of $60,000. After allowing for conversions, approximately $60,067 of the principle on the convertible notes is outstanding on the date of this report.

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

As of the date hereof, $60,067 of the JMJ Financial note remains unpaid.

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

LG Capital Funding, LLC Financing

On February 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued convertible promissory notes in an aggregate amount of $25,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	On February 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC whereby there is a front end and a back end note with the same terms. On February 4, 2014, the registrant issued a $25,000 front end convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. On August 7, 2014, the registrant issued a back end note of $25,000 with the same terms. As of September 30, 2014, LG Capital Funding LLC converted the entire principle balance of the front end note, $25,000, and $1,312 of accrued interest into 47,864,258 shares of our common stock. As of September 30, 2014, the registrant has an outstanding convertible note balance to LG Capital Funding LLC which pertains to the back end note dated February 4, 2014.

•	On March 25, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $40,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On March 25, 2014, we issued a $40,000 convertible note unsecured and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

On September 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC whereby LG Capital agreed to purchase two of our 10% convertible notes in the forms attached to the Securities Purchase Agreement as Exhibits A and B in the aggregate principal amount of $63,000 (with the first note being in the amount of $31,500 and the second note being in the amount of $31,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of our common stock, $0.001 par value per share, upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by LG Capital as set forth the Securities Purchase Agreement. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $31,500 secured note issued to the registrant by LG Capital (“Buyer Note”), provided that prior to conversion of the Second Note, LG Capital must have paid off the First Note in cash such that the Second Note may not be converted until it has been paid for in cash. Subject to the terms of the Note, LG Capital shall have the right, at LG Capital’s option, to convert the outstanding principal amount and interest under the Note in whole or in part.

As of the date hereof, $52,500 of the LG Capital LLC notes remains unpaid.

Copies of the Securities Purchase Agreements and the convertible promissory notes in favor of LG Capital Funding, LLC were filed as exhibits with the SEC.

GEL Properties, LLC Financing

On February 4, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due February 4, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of the date hereof, the note is paid in full.

On August 28, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due August 28, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of the date hereof, the note is paid in full.

Copies of the convertible promissory notes in favor of GEL Properties, LLC were filed as exhibits with the SEC.

Premier Venture Partners, LLC Financing

On March 11, 2013, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 200,000,000 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permitted us to “put” up to $1,000,000 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We were not receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we were to receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We agreed to bear all costs associated with the registration.

We filed with the SEC a current report on Form 8-K with respect to the Premier Equity Purchase Agreement on March 26, 2014.

On June 27, 2014, we filed a registration statement on Form S-1 in connection with the Premier Equity Purchase Agreement. However, on July 17, 2014, pursuant to Rule 477 of Regulation C promulgated under the Securities Act, we withdrew our registration statement, inasmuch as we received notice from the Securities and Exchange Commission on July 3, 2014, that the Commission’s preliminary review of the registration statement indicated that we were not entitled to file the registration statement for our equity line financing, inasmuch as the shares of our common stock are quoted for sale on the OTCPK operated by OTC Market Group, Inc. No securities were sold in connection with the registration statement. On September 10, 2014, we filed a Form 8-K/A announcing that we had terminated the Premier Equity Purchase Agreement.

Caesar Capital Group LLC Financing

On April 15, 2014, the registrant entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with Caesar Capital Group LLC with 8% interest per annum, due April 15, 2015. The note holder has the right to convert the note into common shares of the registrant after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

As of the date hereof, $50,000 of the Caesar Capital Group LLC note remains unpaid.

A copy of the Securities Purchase Agreement and the convertible promissory note in favor of Caesar Capital Group LLC was filed as an exhibit with the SEC.

AARG Corp. Financing

On April 30, 2014, the registrant entered into a securities purchase agreement and convertible promissory note in the amount of $50,000 with ARRG Corp. with 8% interest per annum, due April 30, 2015. The note holder has the right to convert the note into common shares of the registrant after 6 months from the date of the executed note at a discount to market of 45% based on the lowest trading price ten days prior to conversion.

As of the date hereof, $50,000 of the ARRG Corp. note remains unpaid.

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

As of the date hereof, $200,000 of the Cicero Consulting Group, LLC note remains unpaid.

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

As of the date of this report, $70,000 of the notes to KBM Worldwide, Inc. remain unpaid. There have been no conversions of the note.

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

The initial Purchase Price was $27,500 of consideration upon execution of the Note Purchase Agreement and all supporting documentation. On September 25, 2014, the registrant received another $27,500 pursuant to the Note Purchase Agreement. The sum of $50,000 was delivered to Mind Solutions in the nine months ended September 30, 2014, and $5,000 was retained by Iconic Holdings through an original issue discount for due diligence and legal bills related to this note.

Iconic reserves the right to pay additional consideration on the note at any time and in any amount it desires, at its sole discretion. Mind Solutions is not responsible to repay any unfunded portion of the note. The note may not be prepaid in whole or in part except as otherwise provided therein.

Conversion Right. Subject to the terms of the note, Iconic shall have the right, at Iconic’s option, at any time to convert the outstanding principal amount and interest under the note in whole or in part.

Stock Certificates or DWAC. Mind Solutions will deliver to Iconic, or Iconic’s authorized designee, no later than two Trading Days after the Conversion Date, a certificate or certificates (which certificate(s) shall be free of restrictive legends and trading restrictions) representing the number of shares of common stock being acquired upon the conversion of the note. In lieu of delivering physical certificates representing the shares of common stock issuable upon conversion of the note, provided Mind Solutions’ transfer agent is participating in the DTC Fast Automated Securities Transfer (“FAST”) program, upon request of Iconic, Mind Solutions shall use commercially reasonable efforts to cause its transfer agent to electronically transmit such shares issuable upon conversion to Iconic (or its designee), by crediting the account of Iconic’s (or such designee’s) prime broker with DTC through its Deposits and Withdrawal at Custodian (DWAC) program (provided that the same time periods herein as for stock certificates shall apply).

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

As of the date of this report, $27,500 of the note remains unpaid. There have been $27,500 in total conversions of the notes.

Copies of the Note Purchase Agreement and convertible note in favor of Iconic were filed as exhibits with the SEC.

JSJ Investments, Inc. Financing

On September 22, 2014, the registrant entered into a Convertible Note Agreement with JSJ Investments Inc. The registrant issued a $100,000 convertible note with interest of 12% per annum, unsecured, and due March 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 48% discount to the market price, calculated as the average of the three lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of September 30, 2014, JSJ Investments Inc. has not converted any principle on this note.

All shares of our common stock to be issued to JSJ Investments Inc. upon conversion of the note will be free of any restrictions pursuant to Rule 144 under the Securities Act.

As of the date of this report, $100,000 of the JSJ Investments Inc. note remains unpaid.

Copies of the Securities Purchase Agreement and convertible note in favor of JSJ Investments Inc. were filed as exhibits with the SEC.

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

Recently Issued Accounting Pronouncements

The registrant has adopted all accounting pronouncements issued since December 31, 2007, none of which had a material impact on the registrant’s financial statements.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2013, due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
34

Exhibit No.	Identification of Exhibit
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
4.1**	Certificate of Designation for Series A Preferred Stock filed with the Secretary of State of Nevada on September 10, 2014, filed as Exhibit 4.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
35

Exhibit No.	Identification of Exhibit
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
36

Exhibit No.	Identification of Exhibit
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
37

Exhibit No.	Identification of Exhibit
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
38

Exhibit No.	Identification of Exhibit
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS, Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
39

Exhibit No.	Identification of Exhibit

10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.84*	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.

40

Exhibit No.	Identification of Exhibit
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.86**	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.87**	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.93**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.94**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.2 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.95**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.96**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

 ____________

* Filed herewith.

** Previously filed.

41

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: October 27, 2014.

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Financial Officer and
Principal Accounting Officer

42