Form 10-K
period 2014-12-31
Mind Solutions Inc.
filed 2015-03-10
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 (based on the closing sale price of $0.0017 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on that date) was approximately $1,045,784. The stock price of $.0017 at June 30, 2014, takes into account a one for 2,000 reverse stock split on October 31, 2013. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 10, 2015, the registrant had outstanding 1,748,242,047 shares of common stock, par value $0.001 per share.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Mind Solutions is working with a design and manufacturing company in Southern California, which owns a manufacturing plant in China to develop our proprietary EEG headset and bring it to market. This BCI headset will allow users to operate thought-controlled applications on their mobile phone devices as well as on traditional PC computers. hawse have received working prototypes of the EEG headset, which have been successfully tested and moving into the manufacturing phase.

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

If market conditions and our financial circumstances allow, we anticipate that we may develop thought-controlled applications to communicate with our developed EEG headset and, if we are successful in these efforts, we may add additional software applications thereafter. If these efforts are successful, we may initiate one or more mobile device applications, or APP store, which will be designed to allow outside developers to participate in a revenue sharing program for the thought-controlled applications they develop.

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

Our current software products are as follows:

•	Mind Mouse. This thought-controlled software application is designed to allow the user to navigate the computer, click and double click to open programs, compose email and send with the power of his mind.

The application can be used by anyone, but we believe it is especially beneficial to people with disabilities who have communication problems.

•	Master Mind. This thought-controlled software application is designed to allow the user to play existing PC games which are on the market with the power of his mind. Rather than using a traditional keyboard, mouse or hand-held controller, the player controls the characters with his thoughts through the use of a wireless headset that reads the player’s brainwaves. The user maps specific thoughts to create commands, which are received via a Bluetooth wireless USB. Those commands cause the characters to run, shoot, jump or any other action used in the game.

•	Think-Tac-Toe. The thought-controlled version of tic-tac-toe, allows the user to play against the computer using the power of his mind. The game provides the use of a gyroscope to move right, left, up or down. Once the desired square is selected, the user concentrates to place an “X” or “O” in the respective box. The game can be played entirely by cognitive thought, by thinking Right or Left or can utilize the gyroscope to move from square to square.

•	Hardware. Our Micro EEG headset is currently in the development phase with completed, functioning prototypes delivered and tested. The prototypes have been tested positively on Apple Iphones, PC computers, and Mac computers and has received the communication and results our Scientific Advisory Board was expecting. The prototypes have also been tested anatomically on several subjects and has received the brain signals and electrical impulses we were seeking.

Our Micro EEG headset is designed to be the smallest, lightest BCI device on the market. Our goal has been to create a user-friendly BCI that uses dry sensors in a way that they do not stand out when worn and produce reliable, consistent results. While there are many uncertainties and variables beyond our control in developing new products, if our market circumstances allow and provided that we can obtain sufficient amount of additional financing, we may release the headset in the near future.

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

Competition

Currently, there are two large companies of any significance in the BCI market. They are Emotiv and Neurosky. Emotiv provides the more complex EEG headset on the market, which has 12 wet sensors and provides the most capabilities. In our discussions with Emotiv, its management have stated that it has sold in excess of 200,000 headsets. Neurosky is another leader in the field and has a simplified EEG headset on the market with only one to two sensors. It has been used to create popular toys such as “Star Wars Force Trainer,” whereby the user concentrates to elevate a ping pong ball through a maze using only his mind.

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

	High	Low
Fiscal 2013 Quarter Ended:
March 31, 2013	$0.022	$0.018
June 30, 2013	$0.003	$0.002
September 30, 2013	$0.0014	$0.0002
December 31, 2013 (1)	$0.40	$0.0014

Fiscal 2014 Quarter Ended:
March 31, 2014 (1)	$0.008	$0.0015
June 30, 2014 (1)	$0.004	$0.0016
September 30, 2014 (1)	$0.008	$0.0001
December 31, 2014 (1)	$0.0042	$0.0015

_____________

(1) This price takes into account the one for 2,000 reverse split which occurred on October 31, 2013.

As of March 10, 2015, we had 1,748,242,047 shares of our common stock outstanding. Our shares of common stock are held by approximately 538 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Mind Solutions is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which 10,000,000 shares are issued or outstanding. Consequently, there is no trading market for the shares of our preferred stock.

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

Issuance of Equity Compensation Plan Shares

Since January 1, 2013, we have issued the following shares for services rendered (all shares of our common stock which were issued have been adjusted to take into account the one for 2,000 reverse split of the shares of our common stock which occurred on October 31, 2013):

•	Pursuant to a Consulting Agreement dated January 30, 2013, on February 6, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3, 2012
•	On February 8, 2013, we issued 5,000 post reverse-split shares of our common stock to Mark Lucky for his consulting services rendered during the reverse merger with VOIS, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3, 2012.
•	Pursuant to a Consulting Agreement dated February 20, 2013, on February 28, 2013, we issued 7,500 post reverse split shares of our common stock to Brent Fouch for consulting services rendered in the year ended December 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on December 3,2012.
•	On March 18, 2013, we issued 5,000 post reverse-split shares of our common stock to Christian Hansen for consulting services, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
•	On April 17, 2013, we issued 1,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered as of March 31, 2013, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
11

•	Pursuant to a Consulting Agreement dated May 1, 2013, on May 10, 2013, we issued 5,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 19, 2013.
•	Pursuant to a Consulting Agreement dated July 19, 2013, on July 26, 2013, we issued 10,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on March 13, 2013.
•	Pursuant to a Consulting Agreement dated September 2, 2013, on September 11, 2013, we issued 35,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	On September 20, 2013, we issued 20,000 post reverse-split shares of our common stock to Jeff Dashefsky for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated September 26, 2013, on September 30, 2013, we issued 19,688 post reverse-split shares of our common stock to Brent Fouch for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	On September 30, 2013, we issued 17,812 post reverse-split shares of our common stock to Kerry Driscoll for consulting services rendered, which shares had been registered pursuant to our Registration Statement on Form S-8 filed June 11, 2009, with the SEC and a subsequent Post-Effective Amendment to Form S-8 filed with the SEC on September 9, 2013.
•	Pursuant to a Consulting Agreement dated January 2, 2014, on January 31, 2014, we issued 10,000,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed with the SEC on January 28, 2014.
•	On March 31, 2014, we issued 5,000 post reverse-split shares to Noah Fouch for consulting services, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014.
•	Pursuant to a Consulting Agreement dated May 2, 2014, on May 14, 2014, we issued 2,500 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014, with the SEC.
•	Pursuant to a Consulting Agreement dated August 20, 2014, on August 28, 2014, we issued 30,000,000 post reverse-split shares of our common stock to Brent Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014, with the SEC.
•	Pursuant to a Consulting Agreement dated September 2, 2014, on September 30, 2014, we issued 30,000,000 post reverse-split shares of our common stock to Noah Fouch, which shares had been registered pursuant to our Registration Statement on Form S-8 filed January 28, 2014, with the SEC.
12

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock to various creditors, IBC Funds, LLC, Magna Group, LLC, Hanover Holdings I, LLC, Asher Enterprises, Inc., JMJ Financial, Gel Properties, LLC, LG Capital Funding, LLC, WHC Capital, AARG Corp, KBM Worldwide, Inc., Cicero Consulting Group, LLC and other parties.

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
13

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

 Asher Enterprises, Inc. In 2012, 2013, and 2014, we executed various Securities Purchase Agreements with Asher Enterprises, Inc., whereby we issued convertible promissory notes to Asher Enterprises, Inc. bearing interest on the unpaid balance at the rate of eight percent. We issued 62,644,259 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of the conversion of the convertible promissory notes as follows:

•	On July 30, 2013, we issued 18,293 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 31, 2013, we issued 19,595 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $14,500 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
17

•	On August 8, 2013, we issued 6,515 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,000 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 13, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $6,400 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 19, 2013, we issued 26,250 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $4,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 20, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 24, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 25, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 27, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 30, 2013, we issued 26,667 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $3,200 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 25, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 26, 2013, we issued 131,707 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,700 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 4, 2013, we issued 1,191,403 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 5, 2013, we issued 134,328 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $500 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 12, 2013, we issued 2,411,765 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $12,300 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
18

•	On January 9, 2014, we issued 2,419,355 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,250 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On January 14, 2014, we issued 2,428,571 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $2,210 of their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 19, 2014, we issued 2,457,831 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $740 of principle and $1,300 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 19, 2014, we issued 15,463,918 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 27, 2014, we issued 15,789,474 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On May 28, 2014, we issued 14,947,368 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $12,500 together with $1,700 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 14, 2014, we issued 18,072,289 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 18, 2014, we issued 18,518,519 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $15,000 on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 21, 2014, we issued 14,516,129 post reverse split shares of our common stock to Asher Enterprises, Inc., as a result of their notice to convert $7,500 together with $1,500 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded on May 15, 2013, in the amount of $30,000, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, in the amount of $20,000, on December 9, 2013, in the amount of $25,000, on April 16, 2014, in the amount of $40,000, on June 23, 2014 in the amount of $60,000 and on December 16, 2014, in the amount of $25,000. After allowing for conversions, only $59,311 of the note was convertible on the date of this report. We issued 225,433,784 post reverse split shares of our common stock to JMJ Financial, as a result of the conversion of the convertible promissory note as follows:

•	On December 5, 2013, we issued 822,674 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
19

•	On January 29, 2014, we issued 7,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $5,214 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 5, 2014, we issued 11,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $7,392 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 10, 2014, we issued 16,200,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $10,692 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 24, 2014, we issued 18,900,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,474 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 27, 2014, we issued 20,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $12,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On April 3, 2014, we issued 14,363,704 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $8,618 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On June 20, 2014, we issued 16,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,360 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On July 15, 2014, we issued 16,407,407 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $15,751 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 16, 2014, we issued 20,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $21,600 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On November 10, 2014, we issued 18,062,673 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $28,178 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•	On December 29, 2014, we issued 66,000,000 post reverse split shares of our common stock to JMJ Financial, as a result of their notice to convert $19,800 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 Gel Properties, LLC. In 2014, we executed various Securities Purchase Agreements with Gel Properties, LLC, whereby we issued convertible promissory notes to Gel Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent. We issued 104,836,148 post reverse split shares of our common stock to Gel Properties, LLC, in connection with the conversions of the convertible promissory notes as follows:

20

•	On August 18, 2014, we issued 7,575,758 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $5,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 20, 2014, we issued 13,223,140 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $8,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 25, 2014, we issued 12,727,273 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $7,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 1, 2014, we issued 14,491,795 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $5,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 3, 2014, we issued 23,863,636 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $10,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 8, 2014, we issued 22,727,273 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $10,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 11, 2014, we issued 10,227,273 post reverse split shares of our common stock to Gel Properties, LLC, as a result of their notice to convert $5,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 LG Capital Funding, LLC. In 2014, we executed various Securities Purchase Agreements with LG Capital Funding, LLC, whereby we issued convertible promissory notes to with LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. We issued 145,117,267 post reverse split shares of our common stock to with LG Capital Funding, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On August 3, 2014, we issued 23,872,976 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $15,000 of principle and $756 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On August 27, 2014, we issued 23,991,282 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $10,000 of principle and $556 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•	On August 28, 2014, we issued 36,801,432 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $15,100 of principle and $93 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On September 11, 2014, we issued 20,404,607 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $8,900 of principle and $78 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
21

•	On September 29, 2014, we issued 20,018,266 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $20,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On October 1, 2014, we issued 20,028,704 post reverse split shares of our common stock to with LG Capital Funding, LLC, as a result of their notice to convert $20,000 of principle and $1,030 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

WHC Capital, LLC. In 2014, we executed various Securities Purchase Agreements with WHC Capital, LLC, whereby we issued convertible promissory notes to with WHC Capital, LLC bearing interest on the unpaid balance at the rate of 12 percent. We issued 32,000,000 post reverse split shares of our common stock to with WHC Capital, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On December 9, 2014, we issued 32,000,000 post reverse split shares of our common stock to with WHC Capital, LLC, as a result of their notice to convert $24,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 ARRG Corp. In 2014, we executed various Securities Purchase Agreements with ARRG Corp., whereby we issued convertible promissory notes to with ARRG Corp. bearing interest on the unpaid balance at the rate of 8 percent. We issued 37,142,857 post reverse split shares of our common stock to with ARRG Corp., in connection with the conversions of the convertible promissory notes as follows:

•	On November 27, 2014, we issued 37,142,857 post reverse split shares of our common stock to with ARRG Corp., as a result of their notice to convert $50,000 of principle and $2,000 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 Caesar Capital Group, LLC. In 2014, we executed various Securities Purchase Agreements with Caesar Capital Group, LLC, whereby we issued convertible promissory notes to with Caesar Capital Group, LLC bearing interest on the unpaid balance at the rate of 8 percent. We issued 37,166,878 post reverse split shares of our common stock to with Caesar Capital Group, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On October 17, 2014, we issued 37,166,878 post reverse split shares of our common stock to with Caesar Capital Group, LLC, as a result of their notice to convert $50,000 of principle and $2,034 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

KBM Worldwide, Inc. In 2014, we executed various Securities Purchase Agreements with KBM Worldwide Inc., whereby we issued convertible promissory notes to with KBM Worldwide Inc. bearing interest on the unpaid balance at the rate of 8 percent. We issued 45,948,276 post reverse split shares of our common stock to with KBM Worldwide Inc., in connection with the conversions of the convertible promissory notes as follows:

•	On November 8, 2014, we issued 15,000,000 post reverse split shares of our common stock to with KBM Worldwide Inc., as a result of their notice to convert $15,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
22

•	On November 17, 2014, we issued 17,500,000 post reverse split shares of our common stock to with KBM Worldwide Inc., as a result of their notice to convert $17,500 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•	On November 19, 2014, we issued 13,448,276 post reverse split shares of our common stock to with KBM Worldwide Inc., as a result of their notice to convert $10,000 of principle and $1,700 of accrued interest on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 Cicero Consulting Group, LLC. In 2014, we executed various Securities Purchase Agreements with Cicero Consulting Group, LLC, whereby we issued convertible promissory notes to with Cicero Consulting Group, LLC bearing interest on the unpaid balance at the rate of 8 percent. We issued 131,078,431 post reverse split shares of our common stock to with Cicero Consulting Group, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On November 17, 2014, we issued 29,411,764 post reverse split shares of our common stock to with Cicero Consulting Group, LLC, as a result of their notice to convert $50,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On December 16, 2014, we issued 41,666,667 post reverse split shares of our common stock to with Cicero Consulting Group, LLC, as a result of their notice to convert $50,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.
•	On February 11, 2015, we issued 50,000,000 post reverse split shares of our common stock to with Cicero Consulting Group, LLC, as a result of their notice to convert $50,000 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

 Iconic Holdings, LLC. In 2014, we executed various Securities Purchase Agreements with Iconic Holdings, LLC, whereby we issued convertible promissory notes to with Iconic Holdings, LLC, bearing interest on the unpaid balance at the rate of 8 percent. We issued 68,750,000 post reverse split shares of our common stock to with Iconic Holdings, LLC, in connection with the conversions of the convertible promissory notes as follows:

•	On December 27, 2014, we issued 68,750,000 post reverse split shares of our common stock to with Iconic Holdings, LLC, as a result of their notice to convert $27,500 of principle on their outstanding convertible promissory note. The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

We issued 237,603,815 post reverse split shares of our common stock to consultants and others, as follows;

•	On November 4, 2012, we issued 5,000 post reverse split shares of our common stock to James Mahony for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Mahony were restricted in their transfer as required by the Securities Act.
•	On November 14, 2012, we issued 98,000 post reverse split shares of our common stock to Kerry Driscoll as a result of a cash payment of $50,000, in connection with the merger of Mind Solutions, Inc. and VOIS, Inc. The shares issued to Mr. Driscoll were restricted in their transfer as required by the Securities Act.
•	On November 15, 2012, we issued 100 post reverse split shares of our common stock to JT Trading for consulting services rendered in the year ended December 31, 2012. The shares issued to JT Trading were restricted in their transfer as required by the Securities Act.
23

•	On November 15, 2012, we issued 250 post reverse split shares of our common stock to Kyle Spiewek for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Spiewek were restricted in their transfer as required by the Securities Act.
•	On December 12, 2012, we issued 100 post reverse split shares of our common stock to Jeff Dashefsky for consulting services rendered in the year ended December 31, 2012. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	Pursuant to a License Agreement dated December 18, 2012, on December 18, 2012, we issued 3,500 post reverse split shares of our common stock to Mind Technologies, Inc. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
•	On March 22, 2013, we issued 4,000 post reverse split shares of our common stock to Larry Simon for consulting services rendered in the year ended December 31, 2013. The shares issued to Mr. Simon were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated March 18, 2013, on March 22, 2013, we issued 15,000 post reverse split shares of our common stock to Relaunch Consulting Group for consulting services rendered in the year ended December 31, 2013. The shares issued to Relaunch Consulting Group were restricted in their transfer as required by the Securities Act.
•	On April 11, 2013, we issued 10,625 post reverse-split shares of our common stock to Brent Fouch, which were issued free of any restrictions pursuant to Rule 144 under the Securities Act. The shares were issued resulting from the conversion of the Convertible Promissory Note dated December 31, 2010.
•	On June 16, 2013, we issued 15,000 post reverse split shares of our common stock to Mind Technologies, Inc. pursuant to an Asset Purchase Agreement. The shares issued to Mind Technologies, Inc. were restricted in their transfer as required by the Securities Act.
•	On August 23, 2013, pursuant to an Officer Agreement, we issued 238,000 post reverse split shares of our common stock to Jeff Dashefsky in consideration for services rendered by Mr. Dashefsky as an officer of VOIS, Inc. since April 4, 2011, and to be rendered throughout the one year term of the Officer Agreement, as full compensation in lieu of cash payment for services. The shares issued to Mr. Dashefsky were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated November 11, 2013, on November 11, 2013, we issued 1,500,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services rendered in the year ended December 31, 2013. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated November 11, 2013, on November 25, 2013, we issued 200,000 post reverse split shares of our common stock to First Swiss Capital, Inc. for consulting services rendered in the year ended December 31, 2013. The shares issued to First Swiss Capital, Inc. were restricted in their transfer as required by the Securities Act.
•	On December 25, 2013, we issued 20,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	On January 6, 2014, we issued 100,000,000 post reverse split shares of our common stock to Kerry Driscoll pursuant to a Consulting Agreement dated December 25, 2013. The shares issued to Mr, Driscoll were restricted in their transfer as required by the Securities Act.
•	Pursuant to a Consulting Agreement dated November 11, 2013, on January 15, 2014, we issued 6,000,000 post reverse split shares of our common stock to Mirador Consulting LLC for consulting services to be rendered in the year ended December 31, 2014. The shares issued to Mirador Consulting LLC were restricted in their transfer as required by the Securities Act.
24

•	On March 14, 2014, we issued 11,627,907 post reverse split shares of our common stock to Monster Arts, Inc. for consulting services pursuant to a Consulting Agreement dated February 12, 2014. The shares issued to Monster Arts, Inc. were restricted in their transfer as required by the Securities Act.
•	On March 18, 2014, we issued 5,000,000 post reverse split shares of our common stock to Brett Cusick pursuant to a Consulting Agreement dated March 18, 2014. The shares issued to Mr. Cusick were restricted in their transfer as required by the Securities Act.
•	On March 19, 2014, we issued to Premier Venture Partners, LLC, a California limited liability company, 12,765,957 shares of our common stock as Initial Commitment Shares in connection with an Equity Purchase Agreement dated March 11, 2014. The shares issued to Premier Venture Partners were restricted in their transfer as required by the Securities Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”
•	On May 11, 2014, we issued 5,000,000 post reverse split shares of our common stock to IN2NE Corp. pursuant to a Consulting Agreement dated May 11, 2014. The shares issued to IN2NE Corp. were restricted in their transfer as required by the Securities Act.
•	On June 2, 2014, we issued 15,000,000 post reverse-split shares of our common stock to Dr. Gordon Chiu. The shares issued to Dr. Chiu were restricted in their transfer as required by the Securities Act.
•	On August 28, 2014, we issued 30,000,000 post reverse split shares of our common stock to Brent Fouch pursuant to a Consulting Agreement dated August 20, 2014. The shares issued to Mr, Fouch were restricted in their transfer as required by the Securities Act.
•	On September 30, 2014, we issued 30,000,000 post reverse split shares of our common stock to Noah Fouch pursuant to a Consulting Agreement dated September 2, 2014. The shares issued to Mr, Fouch were restricted in their transfer as required by the Securities Act.

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

Going Concern

As of December 31, 2014, Mind Solutions had an accumulated deficit during development stage of $20,892,024. Also, during the year ended December 31, 2014, we used net cash of $781,293 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

Revenues

During the years ended December 31, 2014 and 2013 we had little revenue. In the years ended December 31, 2014 and 2013, we had revenues from the sale of our software products in the amounts of $534 and $1,163 which was decrease of $629. In the years ended December 31, 2014 and 2013, we had services revenues of $100,000 and $0 which was an increase of $100,000. The increase in service revenues were from a consulting agreement in which the Company was paid in stock of the client. Therefore, we classified the stock as a Marketable Securities: Available for Sale asset in which we revalued at each reporting date based on the closing stock price. The client’s stock price has greatly decreased since receiving the stock, so we have recorded an Other Comprehensive Loss on Available-for-Sale Securities of $96,042 in the year ended December 31, 2014. We are aggressively looking for ways to leverage our technology to develop revenue streams.

Cost of Sales

During the years ended December 31, 2014 and 2013 we had cost of sales of $174 and $678 which was a decrease of $504. Our cost of sales is primarily made up of the cost to produce and distribute our software applications.

Operating Expenses.

Consulting Fees. For the year ended December 31, 2014, consulting expense decreased to $1,125,289 as compared to $1,603,037 from the prior year ended December 31, 2013 which was a decrease of $477,748. The decrease was primarily the result of less stock being issued to consultants for services rendered to the Company.

Officer Compensation. For the year ended December 31, 2014, officer compensation decreased to $160,000 as compared to $289,748 from the prior year ended December 31, 2013 which was a decrease of $129,748. Officer compensation decreased due to less stock being issued to our sole officers as compensation for services. In the year ended December 31, 2014, our sole officer received $155,000 cash as compensation. In the year ended December 31, 2013, our sole officer received $15,060 cash and $274,688 in stock compensation.

Professional Fees. For the year ended December 31, 2014, professional fees decreased to $201,595 as compared to $229,420 from the prior year ended December 31, 2013 which was a decrease of $27,825. Professional fee expense decreased slightly due to decrease in accounting and legal fees due to the merger with Mind Solutions, Inc. in 2013.

General and Administrative Expense. For the year ended December 31, 2014, general and administrative expenses increased to $54,013 as compared to $48,564 from the prior year ended December 31, 2013 which was a increase of $5,449. For the years ended December 31, 2014, and 2013, general and administrative expenses consisted of the following:

	2014	2013
Advertising	$11,815	$4,735
Edgarizing & XBRL	17,353	12,783
Depreciation	2,577	2,442
Other	22,268	28,604
	$54,013	$48,564

Advertising. For the year ended December 31, 2014, advertising expense amounted to $11,815 as compared to $4,735 for the year ended December 31, 2013. The increase was due to additional funds being spent on web development.

Edgarizing & EBRL. For the year ended December 31, 2014, edgarizing and XBRL expense amounted to $17,353 as compared to $12,783 for the year ended December 31, 2013.

Depreciation. For the year ended December 31, 2014, depreciation expense amounted to $2,577 as compared to $2,442 for the year ended December 31, 2013.

Other Expense. For the year ended December 31, 2014, other expenses which includes repairs and maintenance, postage, dues and subscriptions, supplies, etc. amounted to $22,268 as compared to $28,604 for the year ended December 31, 2013.

Net Loss. Our net loss from operations decreased to $1,440,537 for the year ended December 31, 2014, from $2,170,284 for the year ended December 31, 2013.

Interest Expense. For the year ended December 31, 2014, interest expense increased to $143,332 as compared to $46,834 for the year ended December 31, 2013. The increase was due to additional original issue discount interest expense incurred on the convertible notes payable funded in 2014.

Gain/(Loss) on Derivative Adjustment. For the year ended December 31, 2014, the Company had a gain on derivative adjustment of $4,077,634 as compared to loss on derivative adjustment of $20,036,965 for the year ended December 31, 2013. The decrease in the fair value of the derivative liability calculated using the Black Scholes Model pertaining to our outstanding convertible notes payable caused the gain/(loss) on derivative adjustment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2014, and December 31, 2013:

	December 31,	December 31,	$	Percent
	2014	2013	Change	Change
Working Capital	$ (2,905,127)	$ (20,639,541)	$ 17,734,414	Over 100%
Cash	113,199	47,428	65,771	Over 100%
Total current assets	159,219	336,978	(177,759)	(52.8)%
Total assets	165,954	339,396	(173,442)	(51.1)%
Accounts payable and accrued liabilities	392,665	394,859	(2,194)	(0.5)%
Notes payable and accrued interest	939,375	670,918	268,457	40.0%
Total current liabilities	3,099,263	20,976,519	(17,877,256)	(Over 100%)
Total liabilities	$ 3,099,263	$ 20,976,519	$ (17,877,256)	(Over 100%)

At December 31, 2014, our working capital deficit decreased as compared to December 31, 2013, primarily as a result of an decrease in derivative liability of $18,140,019.

Operating Activities

Net cash used for continuing operating activities during fiscal 2014 was $781,293 as compared to $388,177 for fiscal 2013. Non-cash items totaling approximately $3,309,975 contributing to the net cash used in continuing operating activities for fiscal 2014 include:

•	$562,361 representing the value of shares issued to consultants and officers;
•	$4,077,634 of gain on derivative adjustment;
•	$100,000 of available-for-sale securities received for service revenues;
•	$57,139 of original issue discount;
•	$2,577 of depreciation; and
•	$80,499 increase in accounts payable.

 Net cash used for continuing operating activities during fiscal 2013 was $388,177. Non-cash items totaling approximately $21,754,296 contributing to the net cash used in continuing operating activities for fiscal 2013 include:

•	$1,467,703 representing the value of shares issued to consultants and officers;
•	$19,907,242 of derivative expense;
•	$480,000 of available-for-sale securities compensation;
•	$111,610 of forgiveness of debt;
•	$2,442 of depreciation; and
•	$8,519 increase in accounts payable.

Investing Activities

Net cash used in investing activities was $0 for both fiscal 2014 and 2013.

Financing Activities

For the year ended December 31, 2014, net cash used in financing activities was $850,000 which consisted of $850,000 in proceeds from convertible notes. For the year ended December 31, 2013, net cash used in financing activities was $435,397 which consisted of $425,345 in proceeds from convertible notes, $48,526 in proceeds from convertible notes to related parties and $38,474 in payments against notes payable to related parties.

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
30

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

JMJ Financial Financing. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013, over six months ago, in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013, over six months ago, in the amount of $20,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $4,888.89, on December 10, 2013, over six months ago, in the amount of $25,000, plus pro-rated original issue discount and pro-rated interest in the amount of $6,111.11, on April 16, 2014, less than six months ago, in the amount of $40,000, plus pro-rated original issue discount and pro-rated interest in the amount of $9,777.77, on June 24, 2014, over six months ago, in the amount of $60,000, plus pro-rated original issue discount and pro-rated interest in the amount of $14,666.67 and on December 16, 2014, less than six months ago, in the amount of $25,000.00, plus pro-rated original issue discount and pro-rated interest of $6,110. After allowing for previous conversions, $31,111 remains unpaid on the note on the date of this report.

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

As of the date of this report, $31,111 of the JMJ Financial note remains unpaid.

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

LG Capital Funding, LLC Financing. Throughout 2014, we executed multiple Securities Purchase Agreements with LG Capital Funding, LLC, whereby we issued convertible promissory notes in to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. They are as follows:

•	Convertible promissory note dated February 4, 2014, in the original principal amount of $25,000. On February 25, 2014, we issued a $25,000 convertible note with interest of 10 percent per annum, unsecured, and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	On March 25, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $40,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On March 25, 2014, we issued a $40,000 convertible note unsecured and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	On August 7, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $25,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On August 7, 2014, we issued a $25,000 convertible note unsecured and due August 7, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	On September 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $31,500 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On September 4, 2014, we issued a $31,500 convertible note unsecured and due September 4, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
•	On February 10, 2015, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $31,500 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On February 10, 2015, we issued a $31,500 convertible note unsecured and due September 4, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

As of the date of this report, $64,000 of the LG Capital Funding, LLC note remains unpaid.

Copies of the Securities Purchase Agreements and the convertible promissory notes in favor of LG Capital Funding, LLC executed prior to February 10, 2015, were filed as exhibits with the SEC. Copies of the Securities Purchase Agreement with LG Capital Funding, LLC dated February 10, 2015, and the convertible promissory note in the amount of $31,500 in favor of LG Capital Funding, LLC are filed as exhibits with this report.

GEL Properties, LLC Financing. Throughout 2014, we executed multiple convertible promissory notes to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent. They are as follows:

•	On February 4, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due February 4, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.
34

•	On August 28, 2014, we issued a convertible promissory note to GEL Properties, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $25,000. The note is unsecured, and due August 28, 2015, and is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

 As of the date of this report, $0 of the notes remain unpaid to GEL Properties, LLC.

A copy of the convertible promissory notes in favor of GEL Properties, LLC was filed as an exhibit with the SEC.

Premier Venture Partners, LLC Financing. On March 11, 2013, Mind Solutions and Premier Venture Partners, LLC, a California Limited Partnership executed that certain Equity Purchase Agreement with respect to the resale of up to 200,000,000 shares of our common stock by Premier pursuant to a “put right.” The Equity Purchase Agreement permitted us to “put” up to $1,000,000 in shares of our common stock to Premier. Moreover, we also agreed to register the resale by Premier of an additional 12,765,957 shares of our common stock issued as Initial Commitment Shares in connection with the Equity Purchase Agreement. We were not to receive any proceeds from the sale of the shares of our common stock offered by Premier. However, we were to receive proceeds from the sale of securities pursuant to our exercise of the put right described in the Equity Purchase Agreement. We agreed to bear all costs associated with the registration.

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

As of the date of this report, $0 of the note remains unpaid to Caesar Capital Group LLC.A copy of the Securities Purchase Agreement and the convertible promissory note in favor of Caesar Capital Group LLC was filed as an exhibit with the SEC.

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

As of the date of this report, $0 of the note remains unpaid to ARRG Corp.

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

As of the date of this report, $100,000 of the note remains unpaid to Cicero Consulting Group, LLC

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

Additional KBM Worldwide, Inc. Financing. On October 29, 2014, we executed a Securities Purchase Agreement with KBM Worldwide, Inc., whereby we issued a convertible promissory note dated October 29, 2014, to KBM Worldwide, Inc. bearing interest on the unpaid balance at the rate of eight percent, in the original principal amount of $32,500.The notes are convertible into shares of our common stock by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion. The term “Conversion Amount” means, with respect to any conversion of a note, the sum of (1) the principal amount of the note to be converted in such conversion plus (2) at KBM Worldwide, Inc.’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the note to the Conversion Date; provided, however, that Mind Solutions shall have the right to pay any or all interest in cash plus (3) at our option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at KBM Worldwide, Inc.’s option, any amounts owed to KBM Worldwide, Inc. under the note.

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

As of the date of this report, $32,500 of the note outstanding with KBM Worldwide, Inc. remains unpaid.

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

As of the date of this report, $0 of the WHC Capital, LLC note remains unpaid.

Copies of the Securities Purchase Agreement and convertible note in favor of WHC Capital, LLC are filed as exhibits to this report.

Iconic Holdings, LLC Financing. On February 18, 2014, we executed a Note Purchase Agreement with Iconic Holdings, LLC, whereby we issued a convertible promissory note dated February 18, 2014, to Iconic Holdings, LLC bearing interest on the unpaid balance at the rate of 10 percent, in the original principal amount of $220,000. The note is convertible into shares of the Company’s stock at a 45% discount from the lowest trading price in the (10) ten days prior to conversion. As of the date of this filing, only $132,500 of principle has been funded which includes original issue discount of $13,250.

The initial funding on February 25, 2014, was in the amount of $27,500 with $2,750 of original issue discount. The sum of $25,000 was delivered to Mind Solutions, and $2,500 was retained by Iconic Holdings for original issue discount and due diligence and legal bills related to this note.

Additional Iconic Holdings, LLC Financing. An additional funding on September 25, 2014, was in the amount of $27,500 with $2,750 of original issue discount. The sum of $25,000 was delivered to Mind Solutions, and $2,500 was retained by Iconic Holdings for original issue discount and due diligence and legal bills related to this note.

Additional Iconic Holdings, LLC Financing. An additional funding on November 4, 2014, was in the amount of $27,500 with $2,750 of original issue discount. The sum of $25,000 was delivered to Mind Solutions, and $2,500 was retained by Iconic Holdings for original issue discount and due diligence and legal bills related to this note.

Additional Iconic Holdings, LLC Financing. An additional funding on February 4, 2015, was in the amount of $50,000 with $5,000 of original issue discount. The sum of $50,000 was delivered to Mind Solutions, and $5,000 was retained by Iconic Holdings for original issue discount and due diligence and legal bills related to this note

Iconic reserves the right to pay additional consideration on the note at any time and in any amount it desires, at its sole discretion. Mind Solutions is not responsible to repay any unfunded portion of the note. The note may not be prepaid in whole or in part except as otherwise provided therein.

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

As of the date of this report, $118,250 of the note remains unpaid to Iconic Holdings, LLC. Copies of the Note Purchase Agreement and convertible note in favor of Iconic Holdings, LLC were filed as exhibits with the SEC.

On September 22, 2014, the registrant entered into a Convertible Note Agreement with JSJ Investments Inc. The registrant issued a $100,000 convertible note with interest of 12% per annum, unsecured, and due March 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 48% discount to the market price, calculated as the average of the three lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of December 31, 2014, JSJ Investments Inc. has not converted any principle on this note.

As of the date of this report, $100,000 of the note remains unpaid to JSJ Investments, Inc.

Copies of the Note Purchase Agreement and convertible note in favor of JSJ Investments, Inc. were filed as exhibits with the SEC.

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

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Mind Solutions as of the date of this report:

Name	Age	Position	Director Since
Kerry Driscoll	46	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Secretary	2012

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
47

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

Mind Solutions Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2014, and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Kerry Driscoll (1)	2014	155,000	-0-	5,000	-0-	-0-	-0-	-0-	160,000
	2013	15,060	-0-	274,688	-0-	-0-	-0-	-0-	289,748
Jeff Dashefsky (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	23,000	-0-	300,200	-0-	-0-	-0-	-0-	323,200

________

(1) Mr. Driscoll is our chairman of the board, president, chief financial officer, principal accounting officer, and secretary.

(2)	Mr. Dashefsky was our corporate secretary. On or about September 17, 2013, Mr. Dashefsky verbally resigned as an officer of Mind Solutions. On October 7, 2013, Mr. Dashefsky executed a formal written notice of resignation as an officer of Mind Solutions.

How Mr. Driscoll’s compensation was determined. Mr. Driscoll’s has been serving as our chief executive officer and chief financial officer since October 2012, and is also a member of our board of directors. Mr. Driscoll executed a Consulting Agreement on December 25, 2013, whereby Mind Solutions issued to him 120,000,000 post reverse split restricted common shares in return for his services for one year. We recorded the portion of the contract not yet completed at December 31, 2013, as a prepaid expense of $263,397. Of the 120,000,00 post reverse split shares of our common stock, 100,000,000 were not issued until January 2014, and therefore were recorded as a stock payable of $220,000 which represented the value of the shares based on the closing share price on the date of the executed consulting agreement. The 120,000,000 shares were restricted in their transfer pursuant to the Securities Act. On September 26, 2013, pursuant to our 2009 Incentive Stock Plan, we also issued to Mr. Driscoll 17,813 post reverse split shares of our common stock which were valued at $11,291. The shares were registered with the SEC on a Form S-8 registration statement. On September 12, 2014, the Company issued 5,000,000 Series A preferred shares to Mr. Driscoll for services provided which were valued at par $0.001, resulting in an expense of $5,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2014:

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

________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
•	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;
•	Each director;
•	Each named executive officer; and
•	All directors and officers as a group.
Name of Beneficial Owner (1)	Shares of Preferred Stock Beneficially Owned (2)	Shares of Common Stock Beneficially Owned (2)
	Number Percent	Number	Percent
Kerry Driscoll (3)	5,000,000 50.00	113,782,343	6.86
Brent Fouch (4)	5,000,000 50.00	-0-	-0-
All officers and directors as a group (one person)	5,000,000 50.00	113,782,343	6.86

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Mind Solutions, Inc., at 3525 Del Mar Heights Road, Suite 802, San Diego, California 92130. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were outstanding 1,658,464,262 shares of our common stock. As of the date of this report, we have 10,000,000 shares of the Series A Preferred Stock issued and outstanding. The Series A Preferred Stock does not have any voting rights. However, subject to adjustment as provided in the Certificate of Designation, each share of the Series A Preferred Stock shall be convertible into 100 fully paid and nonassessable share of our common stock. The conversion rights with respect to the Series A Preferred Stock mean that Mr. Driscoll has the right to convert his shares of preferred stock into 500,000,000 shares of common stock. However, Mr. Driscoll shall have no right to convert any shares of Series A Preferred Stock, to the extent that after giving effect to such conversion, he (together with his affiliates) would have acquired, through conversion of shares of the Series A Preferred Stock or otherwise, beneficial ownership of a number of shares of our common stock that exceeds 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion. As of the date of this report, Mr. Driscoll has not converted any shares of the Series A Preferred Stock into shares of our common stock.
(3)	Mr. Driscoll is our president, chief executive officer, and sole director.
(4)	Mr. Fouch is a former officer of the registrant. However, Mr. Fouch shall have no right to convert any shares of Series A Preferred Stock, to the extent that after giving effect to such conversion, he (together with his affiliates) would have acquired, through conversion of shares of the Series A Preferred Stock or otherwise, beneficial ownership of a number of shares of our common stock that exceeds 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion. As of the date of this report, Mr. Fouch has not converted any shares of the Series A Preferred Stock into shares of our common stock.

As a result of both common and preferred stock ownership by Mr. Driscoll, he may be able to influence most matters requiring stockholder approval including the election of directors, merger or consolidation. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of Mind Solutions; or
•	With respect to the election of directors or other matters.
51

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

Accounts Payable to a Related Party

Mind Solutions was advanced money by Iceweb Storage Corporation, Inc, at zero percent interest, for working capital commitments. Mark Lucky, our former chief operating officer, is a current officer of Iceweb Storage. At December 31, 2014, and December 31, 2013, the balance due to Iceweb Storage was $3,500.

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

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer of the registrant, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 shares were valued at par $0.001 which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

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
53

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

Consulting Agreements with Brent Fouch. Beginning in 2012, we have executed Consulting Agreements with Brent Fouch, as follows:

•	Consulting Agreement dated October 24, 2012. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. so as to effect a reverse merger to become a fully reporting public company on the OTCQB. In addition, Mr. Fouch provided ongoing advisory services related to maintaining compliance and advise VOIS, Inc. in conducting due diligence to comply all applicable federal, state and local laws. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement. The shares were delivered upon successful completion of our reverse merger.

•	Consulting Agreement dated December 18, 2012. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of licensing and acquiring assets related to our business. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated January 30, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of securing BCI software compatible with the Emotiv Headset. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated February 20, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of EEG headset development, and to finalize the SDK software system for the EEG headset, as well as ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 7,500 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated September 2, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of capital structure, and such services and advice so as to recapitalize VOIS, Inc. through a 14C filing, and guidance regarding a name change, re-domicile and designation of the Preferred A class of stock.. In addition, Mr. Fouch provided ongoing advisory services to VOIS, Inc. as related to compliance, guidance, infrastructure, and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 35,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated September 26, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of EEG research and development, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 19,688 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated May 1, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of guiding VOIS, Inc. through the process of completing an asset acquisition, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated July 19, 2013. Pursuant to the agreement, Mr. Fouch provided such services and advice to VOIS, Inc. in the areas of capital structure, and to provide compliance, guidance, infrastructure and business strategy in connection with the operation of a publicly-traded company. In consideration of services rendered during the term of the agreement, Mr. Fouch received 10,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated January 2, 2014. Pursuant to the agreement, Mr. Fouch will provide services and advise on all matters which relate to the public filings and compliance by Mind Solutions under the rules of the SEC. In addition, Mr. Fouch will provide guidance regarding development of the next generation of software applications. As compensation, Mr. Fouch has received 5,000 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	Consulting Agreement dated May 2, 2014. Pursuant to the agreement, Mr. Fouch will locate an experienced, proven company and owner in the field of software technology and negotiate a position on the company’s advisory board. The individual or company selected must have a history of operating or selling companies in excess of $100 million. Mr. Fouch shall provide such services related to maintaining compliance and advise Mind Solutions in conducting due diligence to comply all applicable federal, state and local laws. In consideration of services rendered to date and to be rendered during the term of the agreement, Mr. Fouch received 2,500 post reverse-split shares of our common stock which have been registered pursuant to an S-8 registration statement.

•	The registrant executed a service agreement on September 12, 2014, with Mr. Fouch, a former officer of the registrant, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 shares were valued at par $0.001 which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Terry L. Johnson, CPA for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and 2013, were $20,500.

The aggregate fees billed by Patrick Rodgers, CPA, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013, were $17,500.

Audit Related Fees

The aggregate audit-related fees billed by Terry L. Johnson, CPA for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and 2013, were $0.

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

The aggregate tax fees billed by a prior audit firm for professional services rendered for tax services for fiscal year ended December 31, 2014, were $2,000.

All Other Fees

There were no other fees billed by Patrick Rodgers, CPA, P.A. or Terry L. Johnson, CPA for professional services rendered during the fiscal years ended December 31, 2014 and 2013, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
58

3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
4.1**	Certificate of Designation for Series A Preferred Stock filed with the Secretary of State of Nevada on September 10, 2014, filed as Exhibit 4.1 to the registrant’s Report on Form 8-K on September 10, 2014, Commission File Number 000-33035.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
59

10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
60

10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
61

10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.45 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.46 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
62

10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
63

10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.84**	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.86**	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.87**	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
64

10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.93**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.94**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.2 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.95**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.96**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.97**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.98**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.99**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.100**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.21 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.101**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.102**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.13 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.103**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
65

10.104**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.105*	Securities Purchase Agreement dated February 10, 2015, between LG Capital Funding, LLC, and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $31,500.
10.106*	Convertible Promissory Note date February 10, 2015, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $31,500.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: March 10, 2015.

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll
Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry Driscoll KERRY DRISCOLL	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	March 10, 2015

66

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mind Solutions, Inc.,

I have audited the accompanying balance sheets of Mind Solutions, Inc. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind Solutions, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 3, 2015

MIND SOLUTIONS, INC.
BALANCE SHEETS (Development Stage Registrant)

	December 31,	December 31,
Assets:	2014	2013
Current Assets
Cash and Cash Equivalents	$113,199	$47,428
Prepaids	46,020	289,550
Total Current Assets	159,219	336,978

Fixed Assets
Property Plant & Equipment	89,653	86,717
Accumulated Depreciation	(86,876)	(84,299)
Total Fixed Assets	2,777	2,418

Other Assets
Marketable Securities: Available-for-Sale	3,958	—
Total Other Assets	3,958	—

Total Assets	$165,954	$339,396

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$389,165	$394,859
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	342,647	277,560
Notes Payable	145,000	145,000
Convertible Notes Payable	451,728	248,358
Derivative Liability	1,767,223	19,907,242
Total Liabilities	3,099,263	20,976,519

Stockholders' Equity:
Series A Preferred Stock, $0.001 par value 10,000,000
shares authorized, 10,000,000 shares issued and outstanding	10,000	—
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 1,388,783,762 and 36,024,969 shares
issued and outstanding	1,388,784	36,025
Stock Payable	36,605	235,375
Additional Paid-In Capital	16,949,368	2,807,266
Accumulated Comprehensive Loss	(426,042)	(330,000)
Deficit Accumulated During the Development Stage	(20,892,024)	(23,385,789)
Total Stockholders' Equity (Deficit)	(2,933,309)	(20,637,123)

Total Liabilities and Stockholders' Equity	$165,954	$339,396

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Registrant)

			From Inception
			(May 24, 2002) to
	For the Years Ended December 31,		December 31,
	2014	2013	2014

Product Revenues	$534	$1,163	$1,697
Service Revenues	100,000	—	100,000
Total Revenues	100,534	1,163	101,697

Cost of Sales	174	678	852

Gross Profit	100,360	485	100,845

Operating expenses:
Consulting	1,125,289	1,603,037	2,807,758
Officer compensation	160,000	289,748	449,748
Professional Fees	201,595	229,420	431,015
General and Administration	54,013	48,564	1,257,618
Total operating expenses	1,540,897	2,170,769	4,946,139

Loss from operations	(1,440,537)	(2,170,284)	(4,845,294)

Other Income and (Expenses):
Interest Expense	(143,332)	(46,834)	(199,009)
Gain/(Loss) on Derivative adjustment	4,077,634	(20,036,965)	(15,959,331)
Forgiveness of Debt	—	111,610	111,610
Total Other Income and (Expenses)	3,934,302	(19,972,189)	(16,046,730)

Net Gain (Loss) before taxes	2,493,765	(22,142,473)	(20,892,024)

Tax provisions	—	—	—

Net Gain (Loss) After Taxes	$2,493,765	$(22,142,473)	$(20,892,024)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(96,042)	90,000	(426,042)

Other Comprehensive Income (Loss)	$2,397,723	$(22,052,473)	$(21,318,066)

Basic & diluted loss per share	$0.00	$(1.34)

Weighted average shares outstanding	698,853,974	16,468,592

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Development Stage Registrant)

					Additional		Accumulated
	Common Stock		Preferred Stock		Paid in	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Income (loss)	Deficit	Total
Balance May 24, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued to founder	23,516	24	-	-	76	-	-	-	100
Net loss for year	-	-	-	-	-	-	-	(100)	(100)
Balance December 31, 2002	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2003	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2004	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2005	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2006	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2007	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2008	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-	-	-	-	-	-	-	-
Balance December 31, 2009	23,516	24	-	-	76	-	-	(100)	-

Net loss for year	-	-			-	-	-	(145,634)	(145,634)
Balance December 31, 2010	23,516	24	-	-	76	-	-	(145,734)	(145,634)
									-
Investment	-	-	-	-	810,000	-	210,000	-	1,020,000
Net loss for year	-	-			-	-	-	(150,656)	(150,656)
Balance December 31, 2011	23,516	24	-	-	810,076	-	210,000	(296,390)	723,710

Recapitalization	98,000	98	-	-	(806,351)	-	-	-	(806,253)
Capital contribution from officer	-	-	-	-	61,000	-	-	-	61,000
Investment adjustment to fmv	-	-	-	-	-	-	(630,000)	-	(630,000)
Stock issued for cash	250	1	-	-	9,999	-	-	-	10,000
Stock issued for services	5,200	5	-	-	775,995	-	-	-	776,000
Stock issued for licensing agreement	3,500	2	-	-	(2)	-	-	-	-
Net loss for year	-	-	-	-	-	-		(946,926)	(946,926)
Balance December 31, 2012	130,466	130	-	-	850,717	-	(420,000)	(1,243,316)	(812,469)

Investment adjustment to fmv	-	-	-	-	-	-	90,000	-	90,000
Stock issued for services	22,088,000	22,088	-	-	1,445,615	-	-	-	1,467,703
Stock payable to IBC Funds LLC	-	-	-	-	-	15,375	-	-	15,375
Stock payable for services	-	-	-	-	-	220,000	-	-	220,000
Stock issued for debt reduction	13,777,673	13,778	-	-	455,568	-	-	-	469,346
Stock issued for related party
debt reductions	10,625	11	-	-	50,989	-	-	-	51,000
Asset purchase agreement	15,000	15	-	-	4,380	-	-	-	4,395
Rounding adj per reverse split	3,205	3	-	-	(3)	-	-	-	-
Net loss for year ended						-
December 31, 2013	-	-	-	-	-	-	-	(22,142,473)	(22,142,473)
Balance December 31, 2013	36,024,969	36,025	-	-	2,807,266	235,375	(330,000)	(23,385,789)	(20,637,123)

Available-for-sale securities adj.	-	-	-	-	-	-	(96,042)	-	(96,042)
Stock issued for services	252,895,776	252,896	10,000,000	10,000	299,465	-	-	-	562,361
Stock issued for reduction of debt	1,099,863,017	1,099,863	-	-	(219,747)	-	-	-	880,116
Stock payable for reduction of debt	-	-	-	-	-	21,230	-	-	21,230
Stock payable for services	-	-	-	-	-	(220,000)	-	-	(220,000)
Derivative liability	-	-	-	-	14,062,384	-	-	-	14,062,384
Net loss for the year ended									-
December 31, 2014	-	-	-	-	-	-	-	2,493,765	2,493,765
Balance December 31, 2014	1,388,783,762	$ 1,388,784	10,000,000	$10,000	$ 16,949,368	$ 36,605	$ (426,042)	$(20,892,024)	$ (2,933,309)

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Registrant)

			From Inception
	For the Years Ended		(May 24, 2002) to
	December 31,		December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (Loss) for the period	$2,493,765	$(22,142,473)	$(20,892,024)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	562,361	1,467,703	2,806,164
Derivative (gain)/loss adjustment	(4,077,634)	19,907,242	15,829,608
Available-for-sale securities transferred as compensation	—	480,000	480,000
Available-for-sale securities received for service revenues	100,000	—	100,000
Forgiveness of debt	—	(111,610)	(111,610)
Original issue discount	57,139	—	57,139
Depreciation	2,577	2,442	5,237
Changes in Operated Assets and Liabilities:
Accounts payable and accrued expenses	80,499	4,907	91,665
Accounts payable to related parties	—	3,612	115,110
Net cash used in operating activities	(781,293)	(388,177)	(1,518,711)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	(2,936)	—	(3,620)
Net cash used by investing activities	(2,936)	—	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	—	10,000
Proceeds from officer contributions	—	—	61,000
Proceeds from convertible notes	850,000	425,345	1,275,345
Proceed from convertible note to related party	—	48,526	48,526
Payments on convertible note to related party	—	(38,474)	(38,474)
Proceeds from notes payable to related parties	—	—	418,769
Payments on notes payable to related parties	—	—	(139,636)
Net cash provided by financing activities	850,000	435,397	1,635,530

Net (Decrease) Increase in Cash	65,771	47,220	113,199
Cash at Beginning of Period	47,428	208	—
Cash at End of Period	$113,199	$47,428	$113,199

Supplemental Disclosures:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$880,116	$469,346	$1,349,462

Issuance of common stock in payment of related party debt	$—	$51,000	$51,000

Issuance of convertible note for consulting services	$200,000	$—	$200,000

Consulting fees paid with available-for-sale securities
asset	$—	$480,000	$480,000

Stock issued for assets	$—	$90,000	$90,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage registrant)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $1,000. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three, five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the year ended December 31, 2014 and 2013, advertising and marketing expense were $11,815 and $4,735, respectively.

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

E. Stock-based compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

  Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

There are approximately 655,525,261 potentially dilutive post reverse stock-split shares of common stock outstanding as of December 31, 2014, which are derived from the outstanding convertible promissory notes. The registrant also has 10,000,000 shares of Series A Preferred Stock issued and outstanding, each share of which can be converted into 100 shares of our common stock, therefor there are an additional 1,000,000,000 potentially dilutive post revere stock-split shares of common stock.

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

I. Business Segments

The Company operates in one segment and therefore segment information is not presented.

J. Fair value of financial instruments measured on a recurring basis

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

The carrying amount of the registrant’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The registrant’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the registrant for similar financial arrangements at December 31, 2014, and December 31, 2013.

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

K. Commitments and contingencies

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

L. Related parties

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

M. Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

N. Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

O. Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

P. Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Q. Cash flows reporting

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

R. Subsequent events

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

S. Recently Issued Accounting Standards

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of December 31, 2014, the registrant had an accumulated deficit during development stage of $20,892,024. Also, during the year ended December 31, 2014, the registrant used net cash of $781,293 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5– PREPAIDS

The prepaid asset recorded at December 31, 2014, was the result of:

a.)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.
b.)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.
c.)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.

As of December 31, 2014 and 2013, the registrant had a prepaid balance of $46,020 and $289,550 which are derived from the uncompleted portion of the consulting agreements with the registrant.

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31, 2014	December 31, 2013

Equipment	$85,467	$82,531
Furniture	4,186	4,186
Total	89,653	86,717
Less accumulated Depreciation	(86,876)	(84,299)
Property and equipment, net	$2,777	$2,418

On April 30, 2013, the registrant acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the year ended December 31, 2014, and 2013 was $2,577 and $2,442.

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

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer of the Company, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.001which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

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

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant will provide Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As of December 31, 2014, the registrant has received two certificates of Monster’s stock totally 39,583,333 common shares worth approximately $100,000, based on the closing stock price at the date of receipt, which was recorded as an available-for-sale security asset with the credit to deferred revenues. The registrant revalued the 39,583,333 shares on December 31, 2014, which resulted in an unrealized loss on available-for-sale securities of $96,042 as the stock price of Monster decreased to $0.0001.

As of December 31, 2014, and December 31, 2013, the registrant had available for sale securities balance of $3,958 and $0.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the registrant signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The registrant issued 3,500 post reverse-split common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at December 30, 2014, and December 31, 2013, respectively.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the year ended December 31, 2014, the registrant entered into nineteen convertible note agreements. As of December 31, 2014 and 2013, the registrant has $451,728 and $248,358 in outstanding convertible notes payable with eight non-related entities.

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

On February 4, 2014, the registrant entered into a Convertible Note Agreement with GEL Properties LLC. The registrant issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, GEL Properties LLC converted the entire principle balance of $25,000 into 48,017,966 shares of common stock.

On February 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC whereby there is a front end and a back end note with the same terms. On February 4, 2014, the registrant issued a $25,000 front end convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. On August 7, 2014, the registrant issued a back end note of $25,000 with the same terms. As of December 31, 2014, LG Capital Funding LLC converted the entire principle balance of the front end note, $25,000, and $1,312 of accrued interest into 47,864,258 shares of our common stock. As of December 31, 2014, the registrant has converted the entire principle of the back end note, $25,000, into 57,206,039 shares of our common stock.

On February 6, 2014, the registrant entered into a Securities Purchase Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable due interest at 8% per annum, unsecured, and due November 10, 2014. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 58% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As of December 31, 2014, Asher converted the entire principle balance of $37,500 and $4,500 of accrued interest into 99,765,528 shares of common stock.

On February 25, 2014, the registrant entered into a Convertible Note Agreement with Iconic Holdings, LLC. The registrant issued a $27,500 convertible note, with $2,750 of original issue discount, with interest of 10% per annum, unsecured, and due February 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, Iconic Holdings, LLC converted the entire principle balance of $27,500 into 68,750,000 shares of common stock.

On March 11, 2014, the registrant entered into a Convertible Note Agreement with Premier Venture Partners, LLC. The registrant issued a $10,000 convertible note with interest of 8% per annum, unsecured, and due March 11, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, Premier Venture Partners, LLC converted the entire principle balance of $10,000 and $605 of accrued interest into 15,149,902 shares of common stock of which 15,149,902 have yet to be issued as of December 31, 2014 and have been recorded as stock payable.

On March 25, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC. The registrant issued a $40,000 convertible note with interest of 10% per annum, unsecured, and due March 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, LG Capital Funding LLC converted the entire principle balance of $40,000 and $171 of accrued interest into 77,224,305 shares of common stock.

On April 15, 2014, the registrant entered into a Convertible Note Agreement with Caesar Capital Group, LLC. The registrant issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 15, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, Caesar Capital Group, LLC has converted the entire principle of $50,000 and $2,034 of accrued interest into 37,166,878 shares of common stock in the Company.

On April 30, 2014, the registrant entered into a Convertible Note Agreement with ARRG, Corp. The registrant issued a $50,000 convertible note with interest of 8% per annum, unsecured, and due April 30, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, ARRG Corp has converted the entire principle of $50,000 and $2,000 of accrued interest into 37,142,857 shares of common stock in the Company.

On May 8, 2014, the registrant entered into a Securities Purchase Agreement with KBM Worldwide, Inc. for a $42,500 convertible note payable due interest at 8% per annum, unsecured, and due February 12, 2014. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the three lowest trading prices in the previous 30 days leading up to the date of conversion. As of December 31, 2014, KBM Worldwide, Inc. has converted the entire principle balance of $42,500 into 45,948,276 shares of common stock in the Company.

On May 12, 2014, we executed a Consulting Agreement with Cicero Consulting Group, LLC and convertible promissory note in the amount of $200,000 due May 12, 2015. Cicero Consulting Group, LLC will provide management consulting and business advisory services to Mind Solutions over a one year term. We have compensated Cicero Consulting Group, LLC with a $200,000 convertible promissory note which is considered earned in full as of May 12, 2014. The convertible note issued pursuant to the Consulting Agreement may be converted into shares of our common stock after six months from the date of the executed note at a 10 percent discount to market based on the lowest trading price during the 10 trading days prior to the conversion date. As of December 31, 2014, Cicero Consulting Group, LLC has converted $100,000 principle into 71,078,431 shares of our common stock.

On May 30, 2014, the registrant entered into a Convertible Note Agreement with WHC Capital, LLC. The registrant issued a $60,000 convertible note with interest of 12% per annum, unsecured, and due May 30, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 50% discount to the market price, calculated as the lowest trading price in the previous 10 trading days leading up to the date of conversion. As of December 31, 2014, WHC Capital, LLC has converted $50,000 of principle into 72,000,000 shares of common stock in the Company.

On May 15, 2013, the registrant executed a convertible promissory note with JMJ Financial, (“JMJ”) in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On May 15, 2013, the registrant received $30,000 pursuant to this convertible promissory note with JMJ Financial. On August 14, 2013, the registrant received $20,000 pursuant to this convertible promissory note with JMJ Financial. On December 4, 2013, the registrant received $25,000 pursuant to this convertible promissory note with JMJ Financial. On April 16, 2014, the registrant received $40,000 pursuant to this convertible promissory note with JMJ Financial. On June 23, 2014, the registrant received $60,000 pursuant to this convertible promissory note with JMJ Financial. On December 16, 2014, the registrant received $25,000 pursuant to this convertible promissory note with JMJ Financial. The notes are interest free for the first 180 days after which it accrues interest of 12% per annum. The note is convertible after 180 days into common shares of the registrant at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 trading days previous to conversion. As of December 31, 2014, the Company recorded $48,889 in original debt discount pertaining to the accumulation from all the notes issued to JMJ. As of December 31, 2014, JMJ Financial converted $162,911 in principle into 206,971,111 shares of common stock leaving a note payable balance of $85,978 due to JMJ.

On July 22, 2014, the registrant entered into a Securities Purchase Agreement (SPA) with KBM Worldwide, Inc. The registrant issued a $27,500 convertible note in connection with the SPA which has interest of 8% per annum, unsecured, and due July 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As of December 31, 2014, KBM Worldwide, Inc. has not converted any principle on this note.

On August 28, 2014, the registrant entered into a Convertible Note Agreement with GEL Properties LLC. The registrant issued a $25,000 convertible note with interest of 10% per annum, unsecured, and due August 28, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 trading days leading up to the date of conversion. As of December 31, 2014, GEL Properties LLC converted the entire principle balance of $25,000 into 56,818,182 shares of common stock.

On September 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC. The registrant issued a $31,500 convertible note with interest of 10% per annum, unsecured, and due September 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, LG Capital Funding LLC has not converted any principle on this note.

On September 22, 2014, the registrant entered into a Convertible Note Agreement with JSJ Investments Inc. The registrant issued a $100,000 convertible note with interest of 12% per annum, unsecured, and due March 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 48% discount to the market price, calculated as the average of the three lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of December 31, 2014, JSJ Investments Inc. has not converted any principle on this note.

On September 25, 2014, the registrant entered into a Convertible Note Agreement with Iconic Holdings, LLC. The registrant issued a $27,500 convertible note, with $2,750 of original issue discount, with interest of 10% per annum, unsecured, and due September 25, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, Iconic Holdings, LLC has not converted any principle on this note.

On October 30, 2014, the registrant entered into a Convertible Note Agreement with Iconic Holdings, LLC. The registrant issued a $27,500 convertible note, with $2,750 of original issue discount, with interest of 10% per annum, unsecured, and due October 30, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of December 31, 2014, Iconic Holdings, LLC has not converted any principle on this note.

On October 29, 2014, the registrant entered into a Securities Purchase Agreement (SPA) with KBM Worldwide, Inc. The registrant issued a $32,500 convertible note in connection with the SPA which has interest of 8% per annum, unsecured, and due July 31, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As of December 31, 2014, KBM Worldwide, Inc. has not converted any principle on this note.

Conversion of convertible debt.

In the year ended December 31, 2014, Asher Enterprises converted 85,200 of convertible debt and $4,500 of accrued interest into 104,613,454 post reverse-split shares of common stock, Magna Group, LLC converted $37,000 of convertible debt into 4,510,292 post reverse-split shares of common stock, Hanover Holdings converted $94,500 of convertible debt into 106,789,630 post reverse-split shares of common stock, JMJ Financial converted $157,079 into 208,833,784 post reverse-split shares of commons stock, GEL Properties, LLC converted $50,000 of convertible debt into 104,836,148 post reverse-split shares of common stock, LG Capital Funding LLC converted $89,000 of convertible debt into 145,117,267 post reverse-split shares of common stock, Iconic Holdings, LLC converted $27,500 of convertible debt into 68,750,000 post reverse-split shares of common stock and IBC Funds LLC converted $61,085 of convertible debt, $2,030 of accrued interest into 73,876,000 post reverse-split shares of common stock, AARG Corp. converted $50,000 of convertible debt into 37,142,857 post reverse-split shares of common stock, Caesar Capital Group, LLC converted $50,000 of convertible debt into 37,166,878 post reverse-split shares of common stock, KBM Worldwide Inc. converted $42,500 of convertible debt into 45,948,276 post reverse-split shares of common stock, Cicero Consulting Group converted $100,000 of convertible debt into 71,078,431 post reverse-split shares of common stock. Premier Venture Partners, LLC converted $10,000 of convertible debt and $605 of accrued interest into 15,149,902 post reverse-split shares of common stock of which 15,149,902 shares have yet to be issued and have been recorded as a stock payable and WHC Capital, LLC converted $50,000 of convertible debt into 72,000,000 shares of common stock of which 40,000,000 shares have yet to be issued and have been recorded as a stock payable.

The following table summarizes the total outstanding principle on convertible notes payable:

	December 31, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$—	$47,700
Convertible Notes Payable- Magna Group, LLC	—	37,000
Convertible Notes payable - Hanover Holdings, LLC	—	33,404
Convertible Notes Payable - JMJ Financial, LLC	85,978	69,168
Convertible Notes Payable - IBC Funds LLC	—	61,086
Convertible Notes Payable - LG Capital Funding LLC	32,500	—
Convertible Notes Payable - Iconic Holdings	63,250	—
Convertible Notes Payable - KBM Worldwide, Inc.	60,000	—
Convertible Notes Payable - WHC Capital, LLC	10,000	—
Convertible Notes Payable - Cicero Consulting Group, LLC	100,000	—
Convertible Notes Payable - JSJ Investments Inc.	100,000	—
Total	$451,728	$248,358

In the year ended December 31, 2014, and 2013, the registrant recorded interest expense relating to the outstanding convertible notes payable in the amounts of $16,295 and $6,478.

Derivative liability.

At December 31, 2014 and 2013, the Company had $1,767,223 and $19,907,242 in derivative liability. In the year ended December 31, 2014, the Company reduced its derivative liability by $18,140,019 of which 4,077,634 was credited as an Other Income Item- Gain on Derivative Adjustment due to the change in derivative liability calculated by the Black Scholes Model pertaining to the outstanding convertible notes payable.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	508.1%	372.2%

NOTE 11– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	December 31, 2014	December 31, 2013

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The registrant has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At December 31, 2014, and December 31, 2013, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $280,024 and $251,019.

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

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.001 which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

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

In the year ended December 31, 2014, the registrant issued 1,352,758,793 post reverse-split shares of common stock, of which 252,895,776 shares were issued for services and 1,099,863,017 shares were issued for the reduction of $861,629 in convertible notes payable debt and $18,487 of accrued interest. The 252,897,776 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the registrant recording a consulting expense of $562,361.

Stock Payable

As of December 31, 2014, the Company had a stock payable balance of $36,605 pursuant to two conversion notices for the reduction of $36,605 in convertible debt for the issuance of 55,149,902 shares of our common stock which were issued in January of 2015. As of December 31, 2013, the Company recorded a stock payable of $235,357 pursuant to the uncompleted portion of the consulting agreement with our chief executive officer which accounted for $220,000. The remaining stock payable balance is made up of $15,375 which is due to IBC Funds, Inc. based on the settlement fee on the date of the agreement.

NOTE 14– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition registrant, LLC vs. VOIS, Inc., both as filed in December 2009 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April, 2010 against VOIS, Inc. in the amount of $106,231. At December 31, 2014 and 2013, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $30,278 and $23,903 in accrued interest, respectively.

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, there were no other material subsequent events exist.

1.	In January and February of 2015, convertible note holders converted $142,367 of principle and $5,105 of accrued interest into 304,308,383 shares of common stock. The Company also issued 55,149,902 shares of common stock in January 2015 to convertible note holders who executed conversion notices in December 2014.

2.	In February of 2015, the Company issued a $50,000 convertible note with $5,000 of original issue discount to Iconic Holdings, LLC for a total consideration of $55,000. The note bears interest of 10% per annum and is convertible into shares of stock in the Company at a 45% discount from lowest trading day in the 10 days prior to conversion. The Company received $50,000 in proceeds from the issuance of this note.

3.	On February 10, 2015, the Company issued a $31,500 convertible note to LG Capital Funding, LLC. The note bears interest of 10% per annum is convertible in into shares of stock in the Company at a 45% discount from lowest trading day in the 10 days prior to conversion. The Company received $30,000 in proceeds from the issuance of this note with $1,500 going toward legal fees.

