Form 10-Q
period 2015-03-31
Mind Solutions Inc.
filed 2015-05-20
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 20, 2015, the registrant had outstanding 2,322,489,859 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Development Stage Registrant)

	March 31,	December 31,
Assets:	2015 (UNAUDITED)	2014 (AUDITED)
Current Assets
Cash and Cash Equivalents	$56,322	$113,199
Prepaids	89,812	46,020
Total Current Assets	146,134	159,219

Fixed Assets
Property Plant & Equipment	89,653	89,653
Accumulated Depreciation	(87,581)	(86,876)
Total Fixed Assets	2,072	2,777

Other Assets
Marketable Securities: Available-for-Sale	257	3,958
Total Other Assets	257	3,958

Total Assets	$148,463	$165,954

Liabilities and Stockholders' Equity:
Accounts Payable & Accrued Expenses	$403,334	$389,165
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	351,413	342,647
Notes Payable	145,000	145,000
Convertible Notes Payable	286,861	451,728
Derivative Liability	573,290	1,767,223
Total Liabilities	1,763,398	3,099,263

Stockholders' Equity:
Series A Preferred Stock, $0.001 par value 10,000,000
shares authorized, 9,109,110 shares issued and outstanding	9,110	10,000
Common Stock, $0.001 par value 5,000,000,000
shares authorized, 2,147,741,683 and 1,388,783,762 shares
issued and outstanding	2,147,741	1,388,784
Stock Payable	—	36,605
Additional Paid-In Capital	17,777,243	16,949,368
Accumulated Comprehensive Loss	(429,743)	(426,042)
Deficit Accumulated During the Development Stage	(21,119,286)	(20,892,024)
Total Stockholders' Equity (Deficit)	(1,614,935)	(2,933,309)

Total Liabilities and Stockholders' Equity	$148,463	$165,954
The accompanying notes are an integral part of these financial statements.
3

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Development Stage Registrant)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Product Revenues	$—	$—
Service Revenues	—	31,111
Total Revenues	—	31,111

Cost of Sales	—	—

Gross Profit	—	31,111

Operating expenses:
Consulting	100,000	363,234
Officer compensation	40,130	35,000
Professional Fees	24,411	28,827
Research and Development	50,140	—
General and Administration	16,278	23,472
Total operating expenses	230,959	450,533

Loss from operations	(230,959)	(419,422)

Other Income and (Expenses):
Interest Expense	(36,583)	(17,637)
Gain/(Loss) on Derivative adjustment	40,280	—
Forgiveness of Debt	—	—
Total Other Income and (Expenses)	3,697	(17,637)

Net Gain (Loss) before taxes	(227,262)	(437,059)

Tax provisions	—	—

Net Gain (Loss) After Taxes	$(227,262)	$(437,059)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(3,701)	(28,333)

Other Comprehensive Income (Loss)	$(230,963)	$(465,392)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	1,674,158,410	312,808,041

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Development Stage Registrant) (UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (Loss) for the period	$(227,262)	$(437,059)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for services	25,500	247,992
Derivative (gain)/loss adjustment	(40,280)	—
Available-for-sale securities transferred as compensation	—	—
Available-for-sale securities received for service revenues	—	31,111
Original issue discount	15,000	—
Depreciation	705	461
Changes in Operated Assets and Liabilities:
Prepaids	(69,292)	—
Accounts payable and accrued expenses	35,752	13,000
Net cash used in operating activities	(259,877)	(144,495)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase Equipment	—	—
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	203,000	155,000
Net cash provided by financing activities	203,000	155,000

Net (Decrease) Increase in Cash	(56,877)	10,505
Cash at Beginning of Period	113,199	47,428
Cash at End of Period	$56,322	$57,933

Supplemental Disclosures:
Income Taxes Paid	$—	$—
Interest Paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in payment of non related
party convertible debt	$—	$226,787

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

(A Development Stage registrant)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Development Stage registrant

The registrant is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Restated Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the one (1) for two thousand (2,000) reverse stock split on October 15, 2013.

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

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $1,000. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three(3), five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the three months ended March 31, 2015 and 2014, advertising and marketing expense were $1,650 and $2,240, respectively.

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

There are approximately 257,973,149 potentially dilutive shares of common stock outstanding as of March 31, 2015, which are derived from the outstanding convertible promissory notes. The registrant also has 9,109,110 shares of Series A Preferred Stock issued and outstanding, each share of which can be converted into 100 shares of our common stock, therefor there are an additional 910,911,000 potentially dilutive shares of common stock.

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

The carrying amount of the registrant’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The registrant’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the registrant for similar financial arrangements at March 31, 2015 and December 31, 2014.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) ammounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

S. Recently Issued Accounting Standards

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended March 31, 2015.

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

As of March 31, 2015, the registrant had an accumulated deficit during development stage of $21,119,286. Also, during the three months ended March 31, 2015, the registrant used net cash of $259,877 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5– PREPAIDS

The prepaid assets recorded at March 31, 2015 and December 31, 2014, were the result of:

a.)	In the three months ended March 31, 2015, the Company made prepayments totaling $69,292 in cash which consisted of $54,792 to a manufacturer overseas and $14,500 for consulting and legal services.

b.)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.
13

c.)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.

d.)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.001 which will result in the registrant recording officer compensation expense of $5,000 over the life of the contract.

As of March 31, 2015 and December 31, 2014, the registrant had a prepaid balance of $89,812 and $46,020 which is derived from the uncompleted portion of the consulting agreements as well as prepayments for manufacturing costs and legal services.

NOTE 6– PROPERTY PLANT & EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31, 2015	December 31, 2014

Equipment	$85,467	$85,467
Furniture	4,186	4,186
Total	89,653	89,653
Less accumulated Depreciation	(87,581)	(86,876)
Property and equipment, net	$2,072	$2,777

On April 30, 2013, the registrant acquired all the assets of Mind Technologies, Inc. through an executed Asset Purchase Agreement (Described in Note 9).

Depreciation expense for the three months ended March 31, 2015 and 2014 was $705 and $461.

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

Consulting agreement(s) with CEO

The registrant executed a consulting agreement on December 25, 2013, with its current Chief Executive Officer whereby the registrant issued 120,000,000 shares of common stock for one year of executive services. The 120,000,000 shares were valued at the closing price of $0.0022 on the date of the agreement which will result in the registrant recording officer compensation of $264,000 over the life of the contract.

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

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with a former officer of the Company, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.001 which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

Asset Purchase Agreement

On April 30, 2013, the registrant executed an asset purchase agreement with Mind Technologies, Inc., (MTEK), whereby the registrant purchased all the assets of MTEK for 15,000 common shares. The assets purchased include those previously licensed from MTEK, described in Note 9.

Free office space provided by chief executive officer

The registrant has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

Other Comprehensive Income/Loss

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant will provide Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As March 31, 2015, the registrant has received two certificates of Monster’s stock totally 39,583,333 common shares worth approximately $100,000, based on the closing stock price at the date of receipt. The registrant revalued the 39,583,333 shares on March 31, 2015. For the three months ended March 31, 2015 and 2014, the Company recorded an unrealized loss on available-for-sale securities of $3,701 and $28,333.

As of March 31, 2015 and December 31, 2014, the registrant had available for sale securities balance of $257 and $3,958.

NOTE 9 – LICENSED PRODUCTS & ASSET PURCHASE

On December 18, 2012, the registrant signed a licensing agreement with Mind Technologies, Inc., (MTEK), for the right to use, develop, improve, manufacture, and sale the licensed software application which uses wireless headsets to read brainwaves and allow interaction with a computer. The registrant issued 3,500 common shares to MTEK as consideration for the licensing agreement. The shares were valued at the amortized holding cost of the related party. The amortized holding cost was $-0- at March 31, 2015, and March 31, 2014 respectively.

On April 30, 2013, the registrant executed an asset purchase agreement with MTEK, whereby the registrant purchased all the assets of MTEK for 15,000 common shares. The assets purchased were previously licensed from MTEK as described previously. The cost basis of the assets acquired is $86,033, with accumulated depreciation of $81,638, which resulted in a net asset balance of $4,395. The registrant recorded the excess consideration as additional paid in capital inasmuch as it was a related party transaction. The former CEO of Mind Solutions, Inc. is also the former CEO of Mind Technologies, Inc. The registrant acquired all the assets involved with the former operations of MTEK which include three thought-controlled software applications named Mind Mouse, Master Mind and Think-Tac-Toe. These purchased assets constitute neural processing software for thought-controlled technologies, allowing the user to interact with computers, gaming devices, and other machines through the power of the mind. Included in the purchase are all Mind Technologies’ inventory, fixed assets, intellectual property, and an assignment of rights and assumption of obligations under Mind Technologies’ existing contracts.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In the three months ended March 31, 2015, the registrant entered into two convertible note agreements. As of March 31, 2015 and December 31, 2014, the registrant has $286,861 and $451,728 in outstanding convertible notes payable with eight non-related entities.

Iconic Holdings, LLC

On February 4, 2015, the registrant entered into an amendment to the convertible promissory note dated February 18, 2014 with Iconic Holdings, LLC, (“Iconic”), whereby Iconic additionally funded the convertible promissory note. The Company received $55,000 cash with $5,000 of original issue discount pursuant to this additional funding of said convertible promissory note. The convertible promissory note has terms with interest of 10% per annum, unsecured, and due February 4, 2016. The note is convertible into common shares of the registrant at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has not converted any principle on this note.

On March 30, 2015, the registrant entered into an amendment to the convertible promissory note dated February 18, 2014 with Iconic Holdings, LLC, (“Iconic”), whereby Iconic additionally funded the convertible promissory note. The Company received $74,250 cash with $8,250 of original issue discount pursuant to this additional funding of said convertible promissory note. The convertible promissory note has terms with interest of 10% per annum, unsecured, and due March 30, 2016. The note is convertible into common shares of the registrant at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has not converted any principle on this note.

On March 30, 2015, the registrant entered into a convertible promissory note agreement, (“Note”), with Iconic Holdings, LLC, (“Iconic”) in the principle amount of $220,000 with interest of 10% and due March 30, 2016. As of March 31, 2015, the Registrant received $15,750 cash with $1,750 of original issue discount pursuant to this Note. The Note is convertible into common shares of the registrant at a conversion rate of 50% of the market price, calculated as the lowest trading price in the previous 20 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has not converted any principle on this note.

LG Capital, LLC

On February 10, 2015, the registrant issued a convertible promissory note to LG Capital Funding LLC with a front end and back end portion with the same terms. The front end and back end portion of the convertible promissory note are in the principle amount of $31,500. The convertible promissory note has interest of 10% per annum, is unsecured, and due February 10, 2016. The note is convertible into common shares of the registrant at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of March 31, 2015, the registrant received $60,000 cash with $3,000 of legal fees pursuant to the front end and back end of said convertible promissory note. As of March 31, 2015, LG Capital Funding LLC converted $31,500 of principle into 35,397,411 shares of our common stock on this note.

JMJ Financial

On May 15, 2013, the registrant executed a convertible promissory note with JMJ Financial, (“JMJ”) in an amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount up to $250,000, it was only partially funded. On May 15, 2013, the registrant received $30,000 pursuant to this convertible promissory note with JMJ Financial. On August 14, 2013, the registrant received $20,000 pursuant to this convertible promissory note with JMJ Financial. On December 4, 2013, the registrant received $25,000 pursuant to this convertible promissory note with JMJ Financial. On April 16, 2014, the registrant received $40,000 pursuant to this convertible promissory note with JMJ Financial. On June 23, 2014, the registrant received $60,000 pursuant to this convertible promissory note with JMJ Financial. On December 16, 2014, the registrant received $25,000 pursuant to this convertible promissory note with JMJ Financial. The notes are interest free for the first 180 days after which it accrues interest of 12% per annum. The note is convertible after 180 days into common shares of the registrant at a conversion rate of 60% of the market price, calculated as the lowest trade price in the 25 trading days previous to conversion. As of March 31, 2015, the Company recorded $48,889 in original debt discount pertaining to the accumulation from all the notes issued to JMJ. As of March 31, 2015, JMJ Financial converted $217,778 in principle into 357,948,896 shares of common stock leaving a note payable balance of $31,111 due to JMJ.

Conversion of convertible debt.

As of March 31, 2015, JMJ Financial converted $217,778 in principle into 357,948,896 shares of commons stock, JSJ Investments Inc. converted $100,000 of convertible debt into 158,079,053 shares of common stock, LG Capital Funding LLC converted $63,000 of convertible debt into 69,087,250 shares of common stock, Iconic Holdings, LLC converted $27,500 of convertible debt into 33,333,333 shares of common stock, WHC Capital, LLC converted $10,000 of convertible debt into 31,829,910 shares of common stock, KBM Worldwide Inc. converted $27,500 of convertible debt into 71,500,000 shares of common stock and Cicero Consulting Group converted $100,000 of convertible debt into 100,000,000 shares of common stock.

The following table summarizes the total outstanding principle on convertible notes payable:

	March 31, 2015	December 31, 2014

Convertible Notes Payable - JMJ Financial, LLC	31,111	85,978
Convertible Notes Payable - LG Capital Funding LLC	32,500	32,500
Convertible Notes Payable - Iconic Holdings	190,750	63,250
Convertible Notes Payable - KBM Worldwide, Inc.	32,500	60,000
Convertible Notes Payable - WHC Capital, LLC	—	10,000
Convertible Notes Payable - Cicero Consulting Group, LLC	—	100,000
Convertible Notes Payable - JSJ Investments Inc.	—	100,000
Total	$286,861	$451,728

In the three months ended March 31, 2015 and 2014, the registrant recorded interest expense relating to the outstanding convertible notes payable in the amounts of $12,738 and $8,792.

Derivative liability.

At March 31, 2015 and December 31, 2014, the Company had $573,290 and $1,767,223 in derivative liability. In the three months ended March 31, 2015, the Company reduced its derivative liability by $1,193,933 of which $40,280 was credited as an Other Income Item- Gain on Derivative Adjustment due to the change in derivative liability calculated by the Black Scholes Model pertaining to the outstanding convertible notes payable.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	509.4%	508.1%

NOTE 11– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	March 31, 2015	December 31, 2014

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The registrant has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At March 31, 2015, and December 31, 2014, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $287,274 and $280,024.

NOTE 12– STOCKHOLDERS’ EQUITY

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

The registrant executed a service agreement on September 12, 2014, with a unrelated third party whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.001which resulted in the registrant recording a consulting expense of $5,000 over the life of the contract.

In the three months ended March 31, 2015, an unrelated third party converted 890,000 preferred shares into 89,000,000 shares of common stock.

Issued Common Stock

In the year ended December 31, 2013, the registrant issued 35,894,503 shares of common stock. Of the 35,894,503 shares issued, 22,088,000 shares were to consultants for services, 15,000 shares were issued in an asset purchase agreement, 10,625 shares were issued to a related party for the reduction of $51,000 in related party convertible debt, and 13,777,673 shares were issued to non-related convertible note holders for the reduction of $469,346 in convertible debt. Of the 22,088,000 shares to consultants, 20,000,000 were issued to our chief executive officer pursuant to a one year consulting agreement dated December 25, 2013. We recorded the portion of the contract not yet completed as prepaid expense. The 22,088,000 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the registrant recording a consideration of $1,467,703. Of the other 2,088,000 shares for services, 238,000 were to the Secretary of the registrant for consulting services provided over the past two years. The other 1,850,000 were to unrelated third party consultants for investor related services completed by December 31, 2013.

In the year ended December 31, 2014, the registrant issued 1,352,758,793 shares of common stock, of which 252,895,776 shares were issued for services and 1,099,863,017 shares were issued for the reduction of $861,629 in convertible notes payable debt and $18,487 of accrued interest. The 252,897,776 shares issued for services rendered were valued at the closing price on the dates of their respective agreements which resulted in the registrant recording a consulting expense of $562,361.

In the three months ended March 31, 2015, the registrant issued 758,957,921 shares of common stock of which 669,957,921 shares were for the conversion of $382,867 in principle convertible debt and $12,817 of accrued interest and 89,000,000 shares were for the conversion of 890,000 shares of preferred stock.

Stock Payable

In the three months ended March 31, 2015, the registrant issued 55,149,902 shares of common stock pursuant to two conversion notices executed in December of 2014 totaling $36,605 leaving a stock payable balance of $0.

NOTE 13– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition registrant, LLC vs. VOIS, Inc., both as filed in December 2009 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April, 2010 against VOIS, Inc. in the amount of $106,231. At March 31, 2015 and December 31, 2014, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $31,869 and $30,278 in accrued interest, respectively.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, there were no other material subsequent events exist.

1.	In April and May of 2015, convertible note holders converted $52,500 of principle and $1,300 of accrued interest into 74,748,176 shares of common stock. The Company also issued 100,000,000 shares of common stock pursuant to the conversion of 1,000,000 preferred shares.

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

On August 1, 2012, Dr. Gordon Chiu, our chief scientific adviser, filed an International Patent Application No. PCT/US2012/049135. Generally, the proprietary technology we are using consists of a “Portable Brain Activity Monitor.” On February 12, 2011, Mind Technology, Inc., one of our predecessors, and Dr. Gordon Chiu, our chief science advisor, granted us a license to use the technology covered by his patent application. Through the series of mergers described in this report, Mind Solutions acquired the license granted to Mind Technology, Inc. For the period, that Mind Technology, Inc. (now Mind Solutions) exists and funds the development and progress of the covered invention, Dr. Chiu agreed to license the use of the technology to Mind Solutions. If Mind Solutions fails to support the launch, progress and/or funding of the production of the invention, then the license may be terminated. The agreement provided that Dr. Chiu will receive a non-refundable, non-dilatable cash royalty payment equal to 20% of the gross proceeds received by Mind Solutions from the use of the covered technology. In addition, an unrelated third party, will receive a non-refundable, non-dilatable cash royalty payment equal to 5% of the gross proceeds received by Mind Solutions from the use of the covered technology. See “Business – Patents and Intellectual Property.”

We believe a minimum of $100,000 is still needed to complete the EEG device, which will cover costs associated with the SDK (operating system), the design work to create a sleek, consumer-friendly final product and updates on the hardware including Bluetooth wireless updates. We have announced our desire to partner with a larger technology firm to invest in the completion of the EEG headset in return for a negotiated interest in the product. If successful, we will not need to raise this capital to complete the project. If we are not successful in attracting a financial partner to assist in the completion of the EEG headset, we plans to raise funds by means of an equity offering to raise the necessary capital to complete the project.

Mind Solutions currently has a need of approximately $45,000 per month to sustain operations until sales of the software and anticipated sales of the EEG headset increase.

Going Concern

As of March 31, 2015, the registrant had an accumulated deficit during development stage of $21,119,286. During the three months ended March 31, 2015, the registrant used net cash of $259,877 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014.

Revenues. During the three months ended March 31, 2015, and 2014, the registrant recognized $0 and $31,111 of revenues. The $31,111 of service revenues recognized were from the registrant’s services provided to a third party which it received stock in the third party as compensation. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended March 31, 2015, consulting expense increased to $100,000 as compared to $363,234 from the prior three months ended March 31, 2014. The decrease was primarily the result of less stock and convertible notes being issued to consultants for services rendered to the registrant.

Officer Compensation. During the three months ended March 31, 2015, officer compensation increased to $40,130 as compared to $35,000 from the prior three months ended March 31, 2014. Officer compensation increased due to additional payments made to our chief executive office for services rendered.

Professional Fees. During the three months ended March 31, 2015, professional fees decreased to $24,411 as compared to $28,827 from the prior three months ended March 31, 2014. Professional fees decreased slightly but for the most part stayed fairly constant as the registrants legal and accounting services have not changed.

Selling, General and Administrative Expense. During the three months ended March 31, 2015, selling, general and administrative expenses decreased to $16,278 as compared to $23,472 from the prior three months ended March 31, 2014. The decrease was due primarily to less travel expenses.

Research and Development. During the three months ended March 31, 2015, research and development expenses increased to $50,140 as compared to $0 from the prior three months ended March 31, 2014. Research and development costs increased as the Company is testing, modifying and updating its hardware and software with its prototype headset.

Interest Expense. During the three months ended March 31, 2015, interest expense increased to $36,583 as compared to $17,637 from the prior three months ended March 31, 2014. The increase was primarily due to original issue discount on issued convertible promissory notes. Interest expense accrued pursuant to the outstanding convertible notes stayed fairly constant.

Derivative Adjustment. During the three months ended March 31, 2015, gain on derivative adjustment was $40,280 as compared to $0 for the prior three months ended March 31, 2014. The change was due to the derivative liability calculated using the Black Scholes Model pursuant to the outstanding convertible notes payable.

Net Loss from Operations. Our net loss from operations decreased to $230,959 for the three months ended March 31, 2015 compared to $419,422 for the three months ended March 31, 2014. The decrease was primarily due to less stock issued for consulting services.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2015, and December 31, 2014:

	March 31,	December 31,	$	%
	2015	2014	Change	Change

Working Capital	$ (1,593,594)	$ (2,940,044)	$ 1,346,450	45.8%
Cash	56,322	113,199	(56,877)	(50.2)%
Total current assets	146,134	159,219	(13,085)	(8.2)%
Total assets	148,463	165,954	(17,491)	(10.5)%
Accounts payable and accrued liabilities	403,334	389,165	14,169	3.6%
Notes payable and accrued interest	783,274	939,375	(156,101)	(16.6) %
Total current liabilities	1,763,398	3,099,263	(1,335,865)	(43.1) %
Total liabilities	1,763,398	3,099,263	(1,335,865)	(43.1)%

In the three months ended March 31, 2015, our working capital deficit decreased primarily as a result of a decrease in derivative liability of $1,193,933 and a decrease in convertible notes payable of $164,867 both due from the conversion of convertible debt into shares of common stock in the registrant.

Operating activities

Net cash used for continuing operating activities during the three months ended March 31, 2015, was $259,877 as compared to $144,495 for the three months ended March 31, 2014. Non-cash items totaling approximately $56,285 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2015, include:

$25,500 representing the value of shares issued to consultants,

$40,280 gain on derivative liability adjustment,

$15,000 of original issue discount on convertible debentures issued

$69,292 in prepaids to a manufacturer and a lawyer for future legal services,

$705 of depreciation, $35,752 decrease in accounts payable and accrued expenses

Net cash used for continuing operating activities for the three months ended March 31, 2014, was $144,495. Non-cash items totaling approximately $295,564 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2014, include:

$247,992 representing the value of shares issued for consulting services, $31,111 in service revenues paid in the form of available for sale securities,
$461 of depreciation, $13,000 in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2015, and 2014.

Financing Activities

Net cash provided by financing activities was $203,000 for the three months ended March 31, 2015. This included $203,000 from proceeds from convertible notes.

Net cash provided by financing activities was $155,000 for the three months ended March 31, 2014 which was entirely from proceeds from convertible notes.

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

As permitted by the court order and the Settlement Agreement and Stipulation, we issued 77,298,674 shares of our common stock to IBC Funds, LLC. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

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

JMJ Financial Financing

On May 15, 2013, we issued to JMJ Financial our convertible promissory in the amount up to $250,000. As a result of partial conversions of the note, we issued 75,022,674 shares of our common stock to JMJ Financial. On May 15, 2013, we executed a convertible promissory note in favor of JMJ Financial in the amount up to $250,000 bearing interest on the unpaid balance at the rate of 12 percent. While the note was in the original principal amount of $250,000, it was only partially funded on May 15, 2013 in the amount of $30,000.00, plus pro-rated original issue discount and pro-rated interest in the amount of $7,333.33, on August 14, 2013 in the amount of $20,000.00, on December 9, 2013 in the amount of $25,000.00, on April 16, 2014 in the amount of $40,000 and on September 23, 2014, in the amount of $60,000. After allowing for conversions, approximately $31,111 of the principle on the convertible notes is outstanding on the date of this report.

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

As of the date hereof, $31,111 of the JMJ Financial note remains unpaid.

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

LG Capital Funding, LLC Financing

On February 4, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued convertible promissory notes in an aggregate amount of $25,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent, as follows:

•	On February 4, 2014, the registrant entered into a Convertible Note Agreement with LG Capital Funding LLC whereby there is a front end and a back end note with the same terms. On February 4, 2014, the registrant issued a $25,000 front end convertible note with interest of 10% per annum, unsecured, and due February 4, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. On August 7, 2014, the registrant issued a back end note of $25,000 with the same terms. As of March 31, 2015, LG Capital Funding LLC converted the entire principle balance of the front end note, $25,000, and $1,312 of accrued interest into 47,864,258 shares of our common stock. As of March 31, 2015, the registrant has an outstanding convertible note balance to LG Capital Funding LLC which pertains to the back end note dated February 4, 2014.

•	On March 25, 2014, we executed a Securities Purchase Agreement with LG Capital Funding, LLC, whereby we issued a convertible promissory note in the amount of $40,000 to LG Capital Funding, LLC bearing interest on the unpaid balance at the rate of 10 percent. On March 25, 2014, we issued a $40,000 convertible note unsecured and due February 25, 2015. The note is convertible into shares of our common stock at any time from the date of issuance at a conversion rate of 55 percent of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion.

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

On February 10, 2015, we executed a Securities Purchase Agreement with LG Capital Funding, LLC whereby LG Capital agreed to purchase two of our 10% convertible notes in the forms attached to the Securities Purchase Agreement as Exhibits A and B in the aggregate principal amount of $63,000 (with the first note being in the amount of $31,500 and the second note being in the amount of $31,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of our common stock, $0.001 par value per share, upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by LG Capital as set forth the Securities Purchase Agreement. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $31,500 secured note issued to the registrant by LG Capital (“Buyer Note”), provided that prior to conversion of the Second Note, LG Capital must have paid off the First Note in cash such that the Second Note may not be converted until it has been paid for in cash. Subject to the terms of the Note, LG Capital shall have the right, at LG Capital’s option, to convert the outstanding principal amount and interest under the Note in whole or in part.

As of the date hereof, $32,500 of the LG Capital LLC notes remains unpaid.

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

In the year ended December 31, 2014, Caesar Capital Group LLC converted $50,000 of principle into 37,166,878 shares of common stock. As of the date of this filing, the note is paid in full.

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

As of the date hereof, $0 of the ARRG Corp. note remains unpaid.

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

As of the date hereof, $0 of the Cicero Consulting Group, LLC note remains unpaid.

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

As of the date of this report, $7,500 of the notes to KBM Worldwide, Inc. remain unpaid. There have been no conversions of the note.

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

As of the date of this report, the note has been paid in full.

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

The initial Purchase Price was $27,500 of consideration upon execution of the Note Purchase Agreement and all supporting documentation. On September 25, 2014, the registrant received another $27,500 pursuant to the Note Purchase Agreement. The sum of $50,000 was delivered to Mind Solutions in the nine months ended March 31, 2015, and $5,000 was retained by Iconic Holdings through an original issue discount for due diligence and legal bills related to this note.

On February 4, 2015, the registrant entered into an amendment to the convertible promissory note dated February 18, 2014 with Iconic Holdings, LLC, (“Iconic”), whereby Iconic additionally funded the convertible promissory note. The Company received $55,000 cash with $5,000 of original issue discount pursuant to this additional funding of said convertible promissory note. The convertible promissory note has terms with interest of 10% per annum, unsecured, and due February 4, 2016. The note is convertible into common shares of the registrant at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has not converted any principle on this note.

On March 30, 2015, the registrant entered into an amendment to the convertible promissory note dated February 18, 2014 with Iconic Holdings, LLC, (“Iconic”), whereby Iconic additionally funded the convertible promissory note. The Company received $74,250 cash with $8,250 of original issue discount pursuant to this additional funding of said convertible promissory note. The convertible promissory note has terms with interest of 10% per annum, unsecured, and due March 30, 2016. The note is convertible into common shares of the registrant at a conversion rate of 55% of the market price, calculated as the lowest trading price in the previous 10 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has converted $55,000 of principle into 102,083,333 shares of common stock.

On March 30, 2015, the registrant entered into a convertible promissory note agreement, (“Note”), with Iconic Holdings, LLC, (“Iconic”) in the principle amount of $220,000 with interest of 10% and due March 30, 2016. As of March 31, 2015, the Registrant received $15,750 cash with $1,750 of original issue discount pursuant to this Note. The Note is convertible into common shares of the registrant at a conversion rate of 50% of the market price, calculated as the lowest trading price in the previous 20 days leading up to the date of conversion. As of March 31, 2015, Iconic Holdings, LLC has not converted any principle on this note.

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

As of the date of this report, $163,250 of the note remains unpaid.

Copies of the Note Purchase Agreement and convertible note in favor of Iconic were filed as exhibits with the SEC.

JSJ Investments, Inc. Financing

On September 22, 2014, the registrant entered into a Convertible Note Agreement with JSJ Investments Inc. The registrant issued a $100,000 convertible note with interest of 12% per annum, unsecured, and due March 22, 2015. The note is convertible into common shares of the registrant at any time from the date of issuance at a conversion rate of 48% discount to the market price, calculated as the average of the three lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of March 31, 2015, JSJ Investments Inc. has not converted any principle on this note.

All shares of our common stock to be issued to JSJ Investments Inc. upon conversion of the note will be free of any restrictions pursuant to Rule 144 under the Securities Act.

As of the date of this report, $0 of the JSJ Investments Inc. note remains unpaid.

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

Recently Issued Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2014.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2015, due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 30, 2008, we filed a complaint against two former members of our board of directors alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint, styled VOIS Inc., Plaintiff, vs. Edward Spindel and Michael Spindel, Defendants, Case No. CA012201XXXXMB, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida, alleges that during 2002 and 2003 while Mind Solutions, which at that time was known as Medstrong International, was under significant financial distress the defendants caused us to issue demand promissory notes charging excessive and/or usurious interest rates with the knowledge that we would be unable to repay the notes upon any demand. The defendants, who are brothers, were members of the Medstrong International board of directors until their resignations in April 2006.

The complaint further alleges that the defendants engaged in a repeated systematic scheme to defraud our company by continuing to restructure the promissory notes while they were members of the prior board of directors at such excessive and usurious interest rates that the defendants violated their fiduciary duties and responsibilities and approved debt obligations that benefited them and not Mind Solutions and that their wrongful actions and omissions resulted in their unjust enrichment. We sought damages in excess of $968,000.

On June 18, 2009, the defendants removed the lawsuit from Palm Beach Circuit Court (State) to the United States District Court for the Southern District of Florida (Federal). Thereafter, the defendants sought to have the case transferred to the United States District Court in New York. On October 27, 2009, the judge denied the defendant’s Motion to Transfer. On October 28, 2009 the defendants filed their Answer and Defenses to the Complaint. The defendants did not file a counterclaim at that time. On November 12, 2009, the Court entered a Scheduling Order and a Notice of Trial for December 2009. On December 4, 2009, the Court selected a mediator. In February 2010, the defendants changed law firms and sought leave from the Court to file a counterclaim. At that time, the defendants also served discovery in the form of interrogatories, request for production and request for admission. The defendant’s counterclaim was filed on February 17, 2010, and we filed our Answer on March 13, 2010. Over the course of the next several months we responded to the discovery requests.

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

On July 19, 2010, the counter–plaintiffs, Edward and Michael Spindel filed a motion for summary judgment. We filed a response in opposition on August 5, 2010. The Spindels filed a reply on September 9, 2010. The court held a hearing on September 16, 2010, and at the hearing granted summary judgment in favor of the Spindels. Final judgment was ordered on November 16, 2010, in the amount of $287,266 plus post judgment interest. Attorney’s fees of $172,304 were also awarded.

On December 6, 2010, we filed an appeal to the judgment.

On July 13, 2011, the United States Court of Appeals for the Eleventh Circuit issued an opinion in favor of VOIS, Inc. This Opinion was made final when the Court issued the mandate on August15th, 2011. This ruling effectively reversed the Summary Judgment previously granted to the Spindels by the District Court on November 4, 2010, in the amount of $287,266. At the present time, this lawsuit is still pending in the State Circuit Court of Florida. Mind Solutions intends to mount a vigorous defense.

Mind Solutions had two outstanding notes due to Edward Spindel and Michael Spindel in the aggregate amount of $145,000. The notes were unsecured and accrue interest and penalty of 15% inasmuch as they are past due. Spindels filed a lawsuit styled Edward Spindel and Michael Spindel, Counter-Plaintiffs, vs. VOIS, Inc. F/K/A Medstrong International Corp., Counter-Defendant, in the United States District Court for the Southern District of Florida, West Palm Beach Division, Case No. 08-80689-CIV-Ryskamp/Hopkins. On November 16, 2012, judgment was entered against VOIS in favor of Edward Spindel against VOIS in the amount of $188,942.47 and in favor of Michael Spindel against VOIS in the amount of $99,527.41, together with post-judgment interest as provided by law. Messrs. Spindels have sought to garnish the bank accounts of Mind Solutions to recover on the judgment and as of the date of this report, the two garnishments have netted $30,771 in favor of Messrs. Spindels. At March 31, 2015, total principal, accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $432,274.

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC vs. VOIS, Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April 2010 against VOIS in the amount of $106,231. At March 31, 2015, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $138,103 in accrued interest.

Mind Solutions is not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

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
36

3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
37

4.1**	Certificate of Designation for Series A Preferred Stock filed with the Secretary of State of Nevada on September 10, 2014, filed as Exhibit 4.1 to the registrant’s Report on Form 8-K on September 10, 2014, Commission File Number 000-33035.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
38

10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
39

10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.45 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.46 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
40

10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
41

10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
42

10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.84**	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.86**	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.87**	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.93**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.94**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.2 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.95**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.96**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
43

10.97**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.98**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.99**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.100**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.21 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.101**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.102**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.13 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.103**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.104**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.105**	Securities Purchase Agreement dated February 10, 2015, between LG Capital Funding, LLC, and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $31,500, filed as Exhibit 10.105 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.106**	Convertible Promissory Note dated February 10, 2015, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $31,500, filed as Exhibit 10.106 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.107**	Amendment to Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC in the amount of $220,000, with respect to a payment due on or before October 30, 2014, filed as Exhibit 10.107 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.108**	Amendment to Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC in the amount of $220,000, with respect to a payment due on or before February 4, 2015, filed as Exhibit 10.108 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

44

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.

Date: May 20, 2015.

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Executive Officer

By /s/ Kerry Driscoll

Kerry Driscoll, Chief Financial Officer and

Principal Accounting Officer

45