Form 10-Q
period 2015-06-30
Mind Solutions Inc.
filed 2015-11-05
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 4, 2015, the registrant had outstanding 1,081,384,647 shares of common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Unaudited)
		December 31,
	June 30,	2014
Assets:	2015	Restated
Current Assets
Cash and Cash Equivalents	$682	$113,199
Receivable From Related Party	70,538	$0
Prepaids	748,300	2,414,376
Total Current Assets	819,520	2,527,575

Fixed Assets:
Property & equipment	89,653	89,653
Less: accumulated depreciation	(88,222)	(86,876)
Total Fixed Assets	1,431	2,777

Other Assets:
Marketable Securities: Available-for-sale	40	3,958
Total Other Assets	40	3,958

Total Assets	820,991	2,534,310

Liabilities and Stockholders' (Deficit) Equity:

Current Liabilities
Accounts Payable & Accrued Expenses	383,652	389,165
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	358,956	342,647
Notes Payable	172,500	145,000
Convertible Notes Payable, net of discount of $347,041 and $381,389 as of June 30, 2015 (unaudited) and December 31, 2014 (restated)	28,320	69,339
Derivative Liability	678,707	714,633
Total Current Liabilities	1,625,635	1,664,284

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, Series A par value $0.001, 10,000,000 shares authorized, 7,010,000 and 10,000,000 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	7,010	10,000
Preferred stock, Series B par value $0.001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2015 (unaudited) and 0 as of December 31, 2014	1,000	—
Common stock, par value $0.001, 5,000,000,000 shares authorized and 2,476,489,859 and 1,388,783,762 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014 respectively.	2,476,489	1,388,784
Stock Payable	—	36,605
Additional paid in capital	21,775,206	20,339,368
Deficit Accumulated	(25,064,349)	(20,904,731)
Total Stockholders' (Deficit) Equity	(804,644)	870,026

Total Liabilities and Stockholders' Deficit	$820,991	$2,534,310

The accompanying notes are an integral part of these condensed unaudited financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$—	$18,889	$—	$50,000

Operating Expenses:
Consulting	891,164	220,292	1,827,054	618,526
Officer Compensation	596,000	—	636,130	—
Professional Fees	46,861	51,063	71,272	92,425
Research and Development	56,977	—	107,117	—
General and Administration	13,234	64,442	29,512	75,379
Total Operating Expenses	1,604,236	335,797	2,671,085	786,330

Operating Loss	(1,604,236)	(316,908)	(2,671,085)	(736,330)

Other Expense
Interest Expense	(330,304)	(16,533)	(366,887)	(34,170)
Loss on Derivative Adjustment	(105,417)	(1,070,233)	(1,117,727)	(1,070,233)
Total Other Expense	(435,721)	(1,086,766)	(1,484,614)	(1,104,403)

Net Loss before taxes	(2,039,957)	(1,403,674)	(4,155,699)	(1,840,733)

Income Tax Provision	—	—	—	—

Net Loss After Taxes	(2,039,957)	(1,403,674)	(4,155,699)	(1,840,733)

Other Comprehensive Loss:
Loss on Available-for-Sale Securities	(218)	(9,167)	(3,919)	(37,500)

Net Loss	$(2,040,175)	$(1,412,841)	$(4,159,618)	$(1,878,233)

Net (loss) per share- basic
and diluted	$(0.00) *	$(0.00) *	$(0.00) *	$(0.00) *

Weighted average common shares
outstanding- basic and diluted	2,282,261,314	570,106,350	1,979,889,705	525,648,770

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

MIND SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months	For the six months
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,159,618)	$(1,878,233)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for services	51,000	354,738
Derivative expense from convertible notes	—	1,070,233
Debt Discount	395,747	34,170
Derivative (gain) or loss adjustment	1,117,727	1,070,233
Original interest discount	20,500	—
Available-for-sale securities received for services revenues	(3,918)	87,500
Compensation for fair market value of Series B preferred shares	581,000	—
Depreciation	1,346	1,166
Changes in Operating Assets and Liabilities
Increase in receivable from related party	(70,538)	—
Increase in prepaid expense	1,666,077	—
Decrease in accounts payable	(86,840)	13,424
Net Cash Used in Operating Activities	(487,517)	(364,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(2,936)
Net Cash (Used in) Provided by Investing Activities	—	(2,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	350,000	457,500
Proceeds from promissory note	25,000	—
Net Cash Provided by Financing Activities	375,000	457,500

Net (Decrease) Increase in Cash	(112,517)	89,968
Cash at Beginning of Period	113,199	47,428
Cash at End of Period	682	137,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Shares issued as payment of note payable	$1,362,246	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

MIND SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 AND DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The registrant has developed three software applications which are compatible with the Emotiv EEG headsets currently on the market. The registrant has recently developed and brought to market a Brain-Computer-Interface (BCI) called "NeuroSync", which allows the user to operate thought-controlled applications on their mobile smart phone devices as well as on traditional PC computers. This BCI receives electrical impulses from the brain and allows the user to control actions on their smart phones and PC computers through the power of thought. The technology involves the use of a wireless headset, which detects brainwaves on both the conscious and non-conscious level. This revolutionary neural processing technology makes it possible for computers to interact directly with the human brain. The Company sells their recently developed BCI device and software online through the Company's website as well as other online platforms such as Amazon.com.

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

The registrant considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents. The Company had no cash equivalents at December 31, 2014 and June 30, 2015.

B.	Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of equipment is computed by the straight-line method over the assets estimated useful life of three, five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the six months ended June 30, 2015 and 2014, advertising and marketing expense were $5,400 and $11,815, respectively.

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

G. Loss per share

The registrant adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods, potentially issuable securities are anti-dilutive.

There are approximately 686,330,276 potentially dilutive shares of common stock outstanding as of June 30, 2015, which are derived from the outstanding convertible promissory notes. The registrant also has 7,009,110 shares of Series A Preferred Stock issued and outstanding, each share of which can be converted into 100 shares of our common stock, therefore there are an additional 700,911,0000 potentially dilutive shares of common stock.

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

Financial instruments Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

The carrying amount of the registrant’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The registrant’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the registrant for similar financial arrangements at June 30, 2015 and December 31, 2014.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Beneficial conversion	$—	$—	$678,707

J. Commitments and contingencies

The registrant follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the registrant but which will only be resolved when one or more future events occur or fail to occur. The registrant assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the registrant or unasserted claims that may result in such proceedings, the registrant evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

M. Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the multinomial lattice model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

N. Beneficial Conversion Feature

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

O. Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

P. Recently Issued Accounting Standards

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

As of June 30, 2015, the registrant had an accumulated deficit of $25,064,349. Also, during the six months ended June 30, 2015, the registrant used net cash of $487,517 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5– PREPAIDS

The prepaid assets recorded at June 30, 2015 and December 31, 2014 were the result of:

a.)	In the six months ended June 30, 2015, the Company made prepayments totaling $69,292 in cash which consisted of $54,792 to a manufacturer overseas and $14,500 for consulting and legal services.

b.)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.

c.)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

d.)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

As of June 30, 2015 and December 31, 2014, the registrant had a prepaid balance of $748,300 and $2,414,376 which is derived from the uncompleted portion of the consulting agreements as well as prepayments for manufacturing costs and legal services.

NOTE 6– PROPERTY & EQUIPMENT

Furniture and Equipment consisted of the following:

	June 30, 2015	December 31, 2014

Equipment	$85,467	$85,467
Furniture	4,186	4,186
Total	89,653	89,653
Less accumulated Depreciation	(88,222)	(86,876)
Property and equipment, net	$1,431	$2,777

Depreciation expense for the six months ended June 30, 2015 and 2014 was $1,346 and $1,166.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The registrant executed a service agreement on September 12, 2014, with its current Chief Executive Officer, Kerry Driscoll, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year of services such as compliance, guidance, infrastructure and business strategy. The 5,000,000 shares were valued at par $0.0034 which resulted in the registrant recording officer compensation of $1,700,000 over the life of the contract.

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer of the Company, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.0034 which resulted in the registrant recording a consulting expense of $1,700,000 over the life of the contract.

Free office space provided by chief executive officer

The registrant has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant provided Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As of June 30, 2015, the registrant had received two certificates of Monster’s stock totally 39,583,333 common shares worth approximately $100,000, based on the closing stock price at the date of receipt. The registrant revalued the 39,583,333 shares on June 30, 2015. For the six months ended June 30, 2015 and 2014, the Company realized a loss on available-for-sale securities of $3,919 and $37,500.

As of June 30, 2015 and December 31, 2014, the registrant had available for sale securities balance of $40 and $3,958.

NOTE 9– CONVERTIBLE NOTES PAYABLE

In the six months ended June 30, 2015, the registrant entered into three convertible note agreements. As of June 30, 2015 and December 31, 2014, the registrant has $28,320 (net of debt discount of $347,041) and $69,339 (net of debt discount of $381,389) in outstanding convertible notes payable with five non-related entities.

The following table reflects the convertible notes payable, and the related debt discount and derivative liability that have been re-measured to fair value which are discussed later in this footnote, as of June 30, 2015:

						June 30, 2015
	Date	Maturity	Original	Interest	Conversion	Note	Unamortized	Derivative
	Issued	Date	Amount	Rate	feature	Balance	Discount	Liability
GEL Properties	8/28/14	8/28/15	25,000	10.0%	55% of 1 lows in 10 previous trading days	$ 500	$ 341	$ 755
JSJ Investments	5/28/15	11/28/15	150,000	12.0%	52% of average 3 lows in previous 20 trading days	150,000	145,148	239,734
Iconic Holdings	11/4/14	11/4/15	35,750	10.0%	50% of 1 lows in 20 previous trading days	8,250	5,152	17,442
JMJ Financial	12/16/14	12/16/15	31,111	0.0%	60% of 1 lows in previous 25 trading days	30,111	24,437	48,613
Iconic Holdings	2/5/15	2/5/16	55,000	10.0%	50% of 1 lows in previous 20 trading days	55,000	45,710	114,215
LG Capital Funding	3/11/15	2/10/16	31,500	10.0%	50% of 1 lows in previous 10 trading days	31,500	27,273	52,814
Iconic Holdings	3/30/15	3/30/16	82,500	10.0%	50% of 1 lows in previous 20 trading days	82,500	81,519	169,246
Iconic Holdings	3/30/15	3/31/16	17,500	10.0%	50% of 1 lows in previous 20 trading days	17,500	17,461	35,888
						$ 375,361	$ 347,041	$ 678,707

Conversion of convertible debt.

In the six months ended June 30, 2015, JMJ Financial converted $85,978 in principle into 187,977,785 shares of commons stock, JSJ Investments Inc. converted $100,000 of convertible debt into 158,079,053 shares of common stock, LG Capital Funding LLC converted $63,000 of convertible debt into 69,087,250 shares of common stock, Iconic Holdings, LLC converted $27,500 of convertible debt into 67,708,333 shares of common stock, WHC Capital, LLC converted $10,000 of convertible debt into 31,829,910 shares of common stock, KBM Worldwide Inc. converted $52,500 of convertible debt into 111,873,176 shares of common stock and Cicero Consulting Group converted $100,000 of convertible debt into 100,000,000 shares of common stock.

In the six months ended June 30, 2015 and 2014, the registrant recorded interest expense relating to the outstanding convertible notes payable in the amounts of $366,887 and $23,414.

Derivative liability.

At June 30, 2015 and December 31, 2014, the Company had $678,707 and $714,633 in derivative liability. In the six months ended June 30, 2015, the Company reduced its derivative liability by $35,926

We calculate the derivative liability using the multinominal lattice model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Annual dividend yield	0	0
Expected life (years)	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	510.0%	508.1%

NOTE 10– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	June 30, 2015	December 31, 2014

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At June 30, 2015, and December 31, 2014, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $294,526 and $280,024.

NOTE 11– STOCKHOLDERS’ EQUITY

Authorized Common Stock

On May 17, 2013, the company’s board voted to authorize an amendment to the registrant’s articles of incorporation to increase its authorized shares of common stock from 1,000,000,000 to 3,000,000,000. On August 23, 2013, the registrant’s board authorized an amendment to the registrant’s articles of incorporation to increase its authorized shares of common stock from 3,000,000,000 to 5,000,000,000.

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

Issued Preferred Stock

On September 12, 2014, the registrant issued 5,000,000 Preferred A Shares to its chief executive officer, Kerry Driscoll, for one year of services to be rendered to the registrant. The 5,000,000 shares were valued at par $0.001 which resulted in the registrant recording officer compensation of $1,700,000 over the life of the contract.

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at par $0.001which resulted in the registrant recording a consulting expense of $1,700,000 over the life of the contract.

In the six months ended June 30, 2015, a preferred stockholder converted 2,990,000 preferred shares into 299,000,000 shares of common stock.

On June 8, 2015, the Company designated a new class of preferred stock known as Series B preferred stock. Par Value to be $0.001. The stock shall have the following rights, limitations, restrictions, and privileges as follows: (1) The Series B preferred stock is entitled to receive dividends declared by the board of directors, (2) Series B preferred stock would be entitled to a liquidation preference of $0.001 per share, (3) Series B preferred stock shall have 5,000 votes per share in any matters voted on by the shareholders, (4) Series B preferred stock shall have the right to convert to common shares at the rate of 100 common shares per share, (5) the Series B preferred stock can be redeemed by the Company at the Market Value at the option of its directors, and (6) Holders of Series A preferred stock shall have preferred status, can restrict dividends to common shareholders and retain purchase rights on an as converted basis.

On June 9, 2015 the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B preferred shares with Kerry Driscoll, the Company’s sole director and CEO/CFO. The Company recognized an additional $581,000 of compensation related to the super voting rights

Issued Common Stock

In the six months ended June 30, 2015, the registrant issued 1,087,706,097 shares of common stock of which 781,706,097 shares were for the conversion of $442,867 in principle convertible debt and $14,117 of accrued interest, 7,000,000 shares were for settlement of prepaid consulting expenses and 299,000,000 shares were for the conversion of 2,990,000 shares of preferred stock.

Stock Payable

In the three months ended June 30, 2015, the registrant issued 55,149,902 shares of common stock pursuant to two conversion notices executed in December of 2014 totaling $36,605 leaving a stock payable balance of $0.

NOTE 12– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition registrant, LLC vs. VOIS, Inc., both as filed in December 2009 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April, 2010 against VOIS, Inc. in the amount of $106,231. At June 30, 2015 and December 31, 2014, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $31,869 and $30,278 in accrued interest, respectively.

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

NOTE 13 – RESTATED FINANCIAL STATEMENTS

The Company has restated its balance sheet as of December 31, 2014 for the following;

1.      Recalculation of derivative liability and debt discount relating to the Company’s outstanding convertible debentures.

2.       Recalulation of the valuation of preferred series A shares issued for consulting expense.

3.       Write off worthless investment that resulted in accumulated comprehensive loss in prior year.

The following are previously recorded and restated balances as of December 31, 2014, for the year ended December 31, 2014.

MIND SOLUTIONS, INC.
BALANCE SHEET
(A Development Stage Company)

	December 31, 2014
	Originally
	Reported	Restated	Difference
Cash	$113,199	$113,199	$-
Prepaid expenses	46,020	2,414,376	2,368,356
Total Current Assets	159,219	2,527,575	2,368,356

Fixed Assets
Property and equipment, net	2,777	2,777	-
Total Fixed Assets	2,777	2,777	-

Other Assets
Available-for-sale securities	3,958	3,958	-
Total Other Assets	3,958	3,958	-

Total Assets	$165,954	$2,534,310	$2,368,356

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$389,165	$389,165	$-
Accounts payable to related parties	3,500	3,500		-
Accrued interest	342,647	342,647	-
Notes payable	145,000	145,000	-
Convertible notes payable, net of discounts	451,728	69,339	(382,389)
Derivative Liability	1,767,223	714,633	(1,052,590)
Total Liabilities	3,099,263	1,664,284	(1,434,979)

Stockholders' Equity:
Preferred stock, Series A, par value $0.001, 10,000,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000	-
Common stock, par value $0.0015,000,000,000 shares authorized, 1,388,783,762 shares issued and outstanding,	1,388,784	1,388,784	-
Additional paid in capital	16,949,368	20,339,368	3,390,000
Stock subscription payable	36,605	36,605	-
Accumulated Comprehensive Loss	(426,042)	-	426,042
Deficit accumulated	(20,892,024)	(20,904,731)	(12,707)
Total stockholders' equity (deficit)	(2,933,309)	870,026	3,803,335

Total Liabilities and Stockholders' Equity	$165,954	$2,534,310	$2,368,356

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

Going Concern

As of June 30, 2015, the registrant had an accumulated deficit during development stage of $25,064,349. During the six months ended June 30, 2015, the registrant used net cash of $487,517 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014.

Revenues. During the three months ended June 30, 2015, and 2014, the registrant recognized $0 and $18,889 of revenues. The $18,889 of service revenues recognized were from the registrant’s services provided to a third party which it received stock in the third party as compensation. The registrant is aggressively looking for ways to leverage it’s technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended June 30, 2015, consulting expense increased to $891,164 as compared to $220,292 from the prior three months ended June 301, 2014. The increase was primarily the result of the valuation of preferred stock being issued for services rendered to the Company

Officer Compensation. During the three months ended June 30, 2015, officer compensation increased to $596,000 as compared to $0 from the prior three months ended June 30, 2014. Officer compensation increased due to additional payments made to our chief executive office for services rendered as well as $581,000 valuation when the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B.

Professional Fees. During the three months ended June 30, 2015, professional fees decreased to $46,861 as compared to $51,063 from the prior three months ended June 30, 2014. Professional fees decreased slightly but for the most part stayed fairly constant as the registrants legal and accounting services have not changed.

General and Administrative Expense. During the three months ended June 30, 2015, general and administrative expenses decreased to $13,234 as compared to $64,442 from the prior three months ended June 30, 2014. The decrease was due primarily to less travel expenses.

Research and Development. During the three months ended June 30, 2015, research and development expenses increased to $56,977 as compared to $0 from the prior three months ended June 30, 2014. Research and development costs increased as the Company is testing, modifying and updating its hardware and software with its prototype headset.

Interest Expense. During the three months ended June 30, 2015, interest expense increased to $330,304 as compared to $16,533 from the prior three months ended June 30, 2014. The increase was primarily due to original issue discount on issued convertible promissory notes. Interest expense accrued pursuant to the outstanding convertible notes stayed fairly constant.

Derivative Adjustment. During the three months ended June 30, 2015, loss on derivative adjustment was $105,417 as compared to $1,070,233 for the prior three months ended June 30, 2014. The change was due to the derivative liability calculated using the multinominal lattice model pursuant to the outstanding convertible notes payable.

Net Loss from Operations. Our net loss from operations increased to $1,604,236 for the three months ended June 30, 2015 compared to $316,908 for the three months ended June 30, 2014. The increase was primarily due to $581,000 valuation when the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B as well as $845,178 valuation from the preferred shares issued for consulting services.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014.

Revenues. During the six months ended June 30, 2015, and 2014, the registrant recognized $0 and $50,000 of revenues. The $50,000 of service revenues recognized were from the registrant’s services provided to a third party which it received stock in the third party as compensation. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the six months ended June 30, 2015, consulting expense increased to $1,827,054 as compared to $618,526 from the previous period in 2014. The increase was primarily the result of the valuation of preferred stock being issued for services rendered to the Company.

Officer Compensation. During the six months ended June 30, 2015, officer compensation increased to $636,130 as compared to $0 from the prior six months ended June 30, 2014. Officer compensation increased due to additional payments made to our chief executive office for services rendered as well as $581,000 valuation when the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B.

Professional Fees. During the six months ended June 30, 2015, professional fees decreased to $71,272 as compared to $92,425 from the prior six months ended June 30 2014. Professional fees decreased slightly but for the most part stayed fairly constant as the registrants legal and accounting services have not changed.

General and Administrative Expense. During the six months ended June 30, 2015, general and administrative expenses decreased to $29,512 as compared to $75,379 from the prior six months ended June 30, 2014. The decrease was due primarily to less travel expenses.

Research and Development. During the six months ended June 30, 2015, research and development expenses increased to $107,117 as compared to $0 from the prior six months ended June 30, 2014. Research and development costs increased as the Company is testing, modifying and updating its hardware and software with its prototype headset.

Interest Expense. During the six months ended June 30, 2015, interest expense increased to $366,887 as compared to $34,170 from the prior six months ended June 30 2014. The increase was primarily due to original issue discount on issued convertible promissory notes. Interest expense accrued pursuant to the outstanding convertible notes stayed fairly constant.

Derivative Adjustment. During the six months ended June 30, 2015, loss on derivative adjustment was $1,117,727 as compared to $1,070,233 for the prior six months ended June 30, 2014. The change was due to the derivative liability calculated using the multinominal lattice model pursuant to the outstanding convertible notes payable.

Net Loss from Operations. Our net loss from operations increased to $2,671,085 for the six months ended June 30, 2015 compared to $736,330 for the six months ended June 30, 2014. The increase was primarily due to the $581,000 valuation when the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B as well as $845,178 valuation from the preferred shares issued for consulting services.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between June 30, 2015, and December 31, 2014:

	June 30,	December 31,	$	%
	2015	2014(Restated)	Change	Change

Working Capital	$ (805,115)	$ 862,791	$ (1,667,906)	(193.32)%
Cash	682	113,199	(112,517)	(99.4)%
Total current assets	819,520	2,527,575	(1,708,055)	(67.6)%
Total assets	820,991	2,534,310	(1,713,319)	(67.6)%
Accounts payable and accrued liabilities	383,652	389,165	(5,513)	(1.4)%
Notes payable and accrued interest	1,242,983	1,275,619	(32,636)	(2.6) %
Total current liabilities	1,625,635	1,664,784	(38,149)	(2.3) %
Total liabilities	1,625,635	1,664,784	(38,149)	(2.3)%

In the six months ended June 30, 2015, our working capital deficit decreased primarily as a result of a decrease in derivative liability of $1,303,152 and a decrease in convertible notes payable of $681,575 both due from the conversion of convertible debt into shares of common stock in the registrant.

Operating activities

Net cash used in for continuing operating activities during the six months ended June 30, 2015, was $487,517 as compared to $364,596 for the six months ended June 30, 2014. Non-cash items totaling approximately $ contributing to the net cash used in continuing operating activities for the six months ended June 30, 2015, include:

$51,000 representing the value of shares issued to consultants,

$1,117,727 loss on derivative liability adjustment,

$20,500 of original issue discount on convertible debentures issued

$395,747 of debt discount

$581,000 compensation for preferred shares exchanged

$1,666,077 in prepaids

$1,346 of depreciation, $86,840 decrease in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2015.

Net cash used in investing activities was $2,936 for the six months ended June 30, 2014

Financing Activities

Net cash provided by financing activities was $375,000 for the six months ended June 30, 2015. This included $350,000 from proceeds from convertible notes and $25,000 from promissory notes

Net cash provided by financing activities was $457,500 for the six months ended June 30, 2014 which was entirely from proceeds from convertible notes.

JSJ Investments, LLC

On May 28, 2015, the registrant executed a convertible promissory note with JSJ Investment, LLC.in the principle amount of $150,000. The convertible promissory note bore interest of 12% per annum, was unsecured, and due June 23, 2015. The note is convertible into common shares of the registrant at a conversion rate of 48% of the market price, calculated as the lowest trading price in the previous 30 days leading up to the date of conversion As of June 30, 2015 the Company recorded $150,000 in original debt discount pertaining to the note issued. As of June 30, 2015 JSJ Investments, LLC has not converted any principle on this note.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2015, due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

Mind Solutions had two outstanding notes due to Edward Spindel and Michael Spindel in the aggregate amount of $145,000. The notes were unsecured and accrue interest and penalty of 15% inasmuch as they are past due. Messrs. Spindels filed a lawsuit styled Edward Spindel and Michael Spindel, Counter-Plaintiffs, vs. VOIS, Inc. F/K/A Medstrong International Corp., Counter-Defendant, in the United States District Court for the Southern District of Florida, West Palm Beach Division, Case No. 08-80689-CIV-Ryskamp/Hopkins. On November 16, 2012, judgment was entered against VOIS in favor of Edward Spindel against VOIS in the amount of $188,942.47 and in favor of Michael Spindel against VOIS in the amount of $99,527.41, together with post-judgment interest as provided by law. Messrs. Spindels have sought to garnish the bank accounts of Mind Solutions to recover on the judgment and as of the date of this report, the two garnishments have netted $30,771 in favor of Messrs. Spindels. At March 31, 2015, total principal, accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $432,274.

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
29

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
30

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
31

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
34

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

35

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
36

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

37

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.
Date: November 4, 2015.	By /s/ Kerry Driscoll Kerry Driscoll, Chief Executive Officer By /s/ Kerry Driscoll Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer

38