Form 10-Q
period 2015-09-30
Mind Solutions Inc.
filed 2015-11-25
CIK 1136711

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 20, 2015, the registrant had outstanding 2,570,214,139 shares of common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIND SOLUTIONS, INC.
BALANCE SHEETS
(Unaudited)
		December 31,
	September 30,	2014
Assets:	2015	Restated
Current Assets
Cash and Cash Equivalents	$38,967	$113,199
Receivable From Related Party	1,108	$0
Prepaid Expenses	35,512	2,414,376
Total Current Assets	75,587	2,527,575

Fixed Assets:
Property & equipment	89,653	89,653
Less: accumulated depreciation	(88,895)	(86,876)
Total Fixed Assets	758	2,777

Other Assets:
Marketable Securities: Available-for-sale	20	3,958
Total Other Assets	20	3,958

Total Assets	76,365	2,534,310

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	435,480	389,165
Accounts Payable to Related Parties	3,500	3,500
Accrued Interest	269,252	342,647
Notes Payable	172,500	145,000
Convertible Notes Payable, net of discount of $335,952 and $381,389 as of June 30, 2015 (unaudited) and December 31, 2014 (restated)	77,409	69,339
Derivative Liability	684,131	714,633
Total Current Liabilities	1,642,272	1,664,284

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, Series A par value $0.001, 10,000,000 shares
authorized, 7,010,000 and 10,000,000 shares issued and outstanding as of June 30,	7,010	10,000
2015 (unaudited) and December 31, 2014, respectively
Preferred stock, Series B par value $0.001, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding as of June 30,	1,000	—
2015 (unaudited)
Common stock, par value $0.001, 5,000,000,000 shares
authorized and 2,570,214,139 and 1,388,783,762 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31,
2014 respectively.	2,570,213	1,388,784
Stock Payable	—	36,605
Additional paid in capital	21,805,093	20,339,368
Deficit Accumulated	(25,949,223)	(20,904,731)
Total Stockholders' Equity (Deficit)	(1,565,907)	870,026

Total Liabilities and Stockholders' Equity (Deficit)	$76,365	$2,534,310

The accompanying notes are an integral part of these condensed unaudited financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$11,981	$534	$11,981	$50,534

Cost of Sales	$—	174	$—	174

Gross Profit	$11,981	360	11,981	50,360

Operating Expenses:
Consulting	799,459	621,871	2,626,513	1,040,397
Officer Compensation	—		636,130	—
Professional Fees	27,097	62,014	98,369	144,439
Research and Development	37,612	—	144,729	—
General and Administration	19,393	15,872	48,905	91,251
Total Operating Expenses	883,561	699,757	3,554,646	1,276,087

Operating Loss	(871,580)	(699,397)	(3,542,665)	(1,225,727)

Other Expense
Interest Expense	(7,850)	(16,048)	(374,737)	(50,218)
Gain (Loss) on Derivative Adjustment	(5,424)	5,871,123	(1,123,151)	4,800,890
Total Other Expense	(13,274)	5,855,075	(1,497,888)	4,750,672

Net Income (Loss) before taxes	(884,854)	5,155,678	(5,040,553)	3,524,945

Income Tax Provision	—	—	—	—

Net Income (Loss) After Taxes	(884,854)	5,155,678	(5,040,553)	3,524,945

Other Comprehensive Loss:
Loss on Available-for-Sale Securities	(20)	(10,833)	(3,939)	(48,333)

Net Income (Loss)	$(884,874)	$5,144,845	$(5,044,492)	$3,476,612

Net Income (loss) per share- basic
and diluted	$(0.00) *	$(0.00) *	$(0.00) *	$(0.00)

Weighted average common shares
outstanding- basic and diluted	2,530,651,158	570,106,350	2,165,494,297	535,689,559

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Mind Solutions, Inc.
Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Subscription	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as originally stated at December 31, 2014	1,388,783,762	$1,388,784	10,000,000	$10,000	$36,605	$16,949,368	$(21,318,066)	$(2,933,309)
Adjustments						3,390,000	413,335
Balance, December 31, 2014 as restated	1,388,783,762	1,388,784	10,000,000	10,000	36,605	20,339,368	(20,904,731)	870,026
Conversion of subscription payable	55,149,902	55,149	—	—	(36,605)	(18,544)	—	—
Conversion of preferred shares	299,000,000	299,000	(2,990,000)	(2,990)	—	(296,010)	—	—
Conversion of convertible notes	785,280,475	785,280	—	—	—	(264,685)	—	520,595
Issuance of Series B preferred			1,000,000	1,000	—	580,000	—	581,000
Shares issued for services	42,000,000	42,000	—	—	—	42,700	—	84,700
Derivative liability adjustment	—	—	—	—	—	1,153,653	—	1,153,653
Debt discount adjustment	—	—	—	—	—	268,611	—	268,611
Net Loss	—	—	—	—	—	—	(5,044,492)	(5,044,492)
Balance, September 30, 2015 (unaudited)	2,570,214,139	$2,570,213	8,010,000	$8,010	$—	$21,805,093	$(25,949,223)	$(1,565,907)

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months	For the nine months
	Sept 30,	Sept 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(5,044,492)	$3,476,612
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for services	123,500	715,596
Debt Discount	302,371	—
Derivative (gain) or loss adjustment	1,123,151	(4,800,890)
Original interest discount	28,350	—
Available-for-sale securities received for services revenues	3,930	50,000
Compensation for fair market value of Series B preferred shares	581,000	—
Depreciation	2,019	1,872
Changes in Operating Assets and Liabilities
Increase in receivable from related party	(1,108)	—
Decrease in prepaid expense	2,378,864	—
Decrease in accounts payable	(34,928)	19,655
Net Cash Used in Operating Activities	(537,343)	(556,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(2,936)
Net Cash Used in Investing Activities	—	(2,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	438,111	694,000
Proceeds from promissory note	25,000
Net Cash Provided by Financing Activities	463,111	694,000

Net (Decrease) Increase in Cash	(74,232)	134,254
Cash at Beginning of Period	113,199	47,428
Cash at End of Period	38,967	181,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Shares issued as payment of note payable	$1,362,246	$314,050
Issuance of convertible note for consulting services		$200,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

MIND SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 AND DECEMBER 31, 2014

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

The registrant considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents. The Company had no cash equivalents at December 31, 2014 and September 30, 2015.

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the nine months ended September 30, 2015 and 2014, advertising and marketing expense were $24,882 and $7,270, respectively.

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

There are approximately 195,257,575 potentially dilutive shares of common stock outstanding as of September 30, 2015, which are derived from the outstanding convertible promissory notes. The registrant also has 7,009,110 shares of Series A Preferred Stock issued and outstanding, each share of which can be converted into 100 shares of our common stock, therefore there are an additional 700,911,0000 potentially dilutive shares of common stock.

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

The carrying amount of the registrant’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The registrant’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the registrant for similar financial arrangements at September 30, 2015 and December 31, 2014.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2015.

Description	Level 1	Level 2	Level 3

Assets
	$—	$—	$—
Liabilities
Beneficial conversion	$—	$—	$684,131

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

As of September 30, 2015, the registrant had an accumulated deficit of $25,949,223. Also, during the nine months ended September 30, 2015, the registrant used net cash of $537,343 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5– PREPAIDS

The prepaid assets recorded at September 30, 2015 and December 31, 2014 were the result of:

a)	In the nine months ended September 30, 2015, the Company made prepayments totaling $69,292 in cash which consisted of $54,792 to a manufacturer overseas and $14,500 for consulting and legal services.

b)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.

c)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

d)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

As of September 30, 2015 and December 31, 2014, the registrant had a prepaid balance of $35,512 and $2,414,376 which is derived from the uncompleted portion of the consulting agreements as well as prepayments for manufacturing costs and legal services.

NOTE 6– PROPERTY & EQUIPMENT

Furniture and Equipment consisted of the following:

	September 30, 2015	December 31, 2014

Equipment	$85,467	$85,467
Furniture	4,186	4,186
Total	89,653	89,653
Less accumulated Depreciation	(88,895)	(86,876)
Property and equipment, net	$758	$2,777

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $2,019 and $1,872.

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

The registrant executed a service agreement on September 12, 2014, with its current Chief Executive Officer, Kerry Driscoll, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year of services such as compliance, guidance, infrastructure and business strategy. The 5,000,000 shares were valued at $0.0034 which resulted in the registrant recording officer compensation of $1,700,000 over the life of the contract.

Service Agreement with Former Officer

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer of the Company, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at $0.0034 which resulted in the registrant recording a consulting expense of $1,700,000 over the life of the contract.

Free office space provided by chief executive officer

The registrant has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant provided Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As of September 30, 2015, the registrant had received two certificates of Monster’s stock totally 39,583,333 common shares worth approximately $100,000, based on the closing stock price at the date of receipt. The registrant revalued the 39,583,333 shares on September 30, 2015. For the nine months ended September 30, 2015 and 2014, the Company realized a loss on available-for-sale securities of $3,939 and $48,333.

As of September 30, 2015 and December 31, 2014, the registrant had available for sale securities balance of $20 and $3,958.

NOTE 9– CONVERTIBLE NOTES PAYABLE

In the nine months ended September 30, 2015, the registrant entered into five convertible note agreements. As of September 30, 2015 and December 31, 2014, the registrant has $77,409 (net of debt discount of $335,952) and $69,339 (net of debt discount of $381,389) in outstanding convertible notes payable with five non-related entities.

The following table reflects the convertible notes payable, and the related debt discount and derivative liability that have been re-measured to fair value which are discussed later in this footnote, as of September 30, 2015:

						September 30, 2015
	Date	Maturity	Original	Interest	Conversion	Note	Unamortized	Derivative
	Issued	Date	Amount	Rate	feature	Balance	Discount	Liability
GEL Properties	8/28/14	8/28/15	25,000	10.0%	55% of 1 lows in 10 previous trading days	$ 500	$ 0	710
JSJ Investments	5/28/15	11/28/15	150,000	12.0%	52% of average 3 lows in previous 20 trading days	150,000	110,876	218,934
Iconic Holdings	11/4/14	11/4/15	35,750	10.0%	50% of 1 lows in 20 previous trading days	8,250	1,908	15,667

Iconic Holdings	2/5/15	2/5/16	55,000	10.0%	50% of 1 lows in previous 20 trading days	35,000	22,401	65,774
LG Capital Funding	3/11/15	2/10/16	31,500	10.0%	50% of 1 lows in previous 10 trading days	31,500	21,897	50,272
Iconic Holdings	3/30/15	3/30/16	82,500	10.0%	50% of 1 lows in previous 20 trading days	82,500	78,164	152,582
Iconic Holdings	3/30/15	3/31/16	17,500	10.0%	50% of 1 lows in previous 20 trading days	17,500	17,197	32,351

JSJ Investment	7/29/2015	1/29/2016	57,000	10.0%	50% of 1 lows in previous 20 trading days	57,000	54,183	107,034

JMJ Financial	9/92015	9/9/2016	31,111	10.0%	50% of 1 lows in previous 20 trading days	31,111	29,326	40,807

						$ 413,361	$ 335,952	$ 684,131

Conversion of convertible debt.

In the nine months ended September 30, 2015, JMJ Financial converted $85,978 in principle into 187,977,785 shares of commons stock, JSJ Investments Inc. converted $100,000 of convertible debt into 158,079,053 shares of common stock, LG Capital Funding LLC converted $63,000 of convertible debt into 69,087,250 shares of common stock, Iconic Holdings, LLC converted $27,500 of convertible debt into 67,708,333 shares of common stock, WHC Capital, LLC converted $10,000 of convertible debt into 31,829,910 shares of common stock, KBM Worldwide Inc. converted $52,500 of convertible debt into 111,873,176 shares of common stock, Cicero Consulting Group converted $100,000 of convertible debt into 100,000,000 shares of common stock, JMJ Financial converted $31,111 of convertible debt into 18,724,280 shares of common stock and Iconic Holdings, LLC converted $20,000 of convertible debt into 40,000,000 shares of common stock

In the nine months ended September 30, 2015 and 2014, the registrant recorded interest expense relating to the outstanding convertible notes payable in the amounts of $274,737 and $50,218.

Derivative liability.

At September 30, 2015 and December 31, 2014, the Company had $684,131 and $714,633 in derivative liability. In the nine months ended September 30, 2015, the Company reduced its derivative liability by $30,502

We calculate the derivative liability using the multinominal lattice model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Annual dividend yield	0	0
Expected life (years)	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	510.0%	508.1%

NOTE 10– NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	September 30, 2015	December 31, 2014

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At September 30, 2015, and December 31, 2014, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $301,777 and $280,024.

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

In the nine months ended September 30, 2015, a preferred stockholder converted 2,990,000 preferred shares into 299,000,000 shares of common stock.

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

In the nine months ended September 30, 2015, the registrant issued 1,181,430,377 shares of common stock of which 785,280,475 shares were for the conversion of $507,478 in principle convertible debt and $33,209 of accrued interest, 7,000,000 shares were for settlement of prepaid consulting expenses and 299,000,000 shares were for the conversion of 2,990,000 shares of preferred stock.

Stock Payable

In the nine months ended September 30, 2015, the registrant issued 55,149,902 shares of common stock pursuant to two conversion notices executed in December of 2014 totaling $36,605 leaving a stock payable balance of $0.

NOTE 12– COMMITMENTS

We were a defendant in two actions, each entitled 951 Yamato Acquisition registrant, LLC vs. VOIS, Inc., both as filed in December 2009 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April, 2010 against VOIS, Inc. in the amount of $106,231. At September 30, 2015 and December 31, 2014, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $31,869 and $30,278 in accrued interest, respectively.

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

Going Concern

As of September 30, 2015, the registrant had an accumulated deficit during development stage of $25,949,223. During the nine months ended September 30, 2015, the registrant used net cash of $537,343 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014.

Revenues. During the three months ended September 30, 2015, and 2014, the registrant recognized $11,981 and $534 of revenues. The registrant is aggressively looking for ways to leverage it’s technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the three months ended September 30, 2015, consulting expense increased to $799,459 as compared to $621,871 from the prior three months ended September 30, 2014. The increase was primarily the result of the valuation of preferred stock being issued for services rendered to the Company

Professional Fees. During the three months ended September 30, 2015, professional fees decreased to $27,097 as compared to $62,014 from the prior three months ended September 30, 2014. Professional fees decreased slightly but for the most part stayed fairly constant as the registrants legal and accounting services have not changed.

General and Administrative Expense. During the three months ended September 30, 2015, general and administrative expenses increased to $19,393 as compared to $15,872 from the prior three months ended September 30, 2014. The increase was due primarily to an increase in advertising and promotion expenses.

Research and Development. During the three months ended September 30, 2015, research and development expenses increased to $37,612 as compared to $0 from the prior three months ended September 30, 2014. Research and development costs increased as the Company is testing, modifying and updating its hardware and software with its prototype headset.

Interest Expense. During the three months ended September 30, 2015, interest expense decreased to $7,850 as compared to $16,048 from the prior three months ended September 30, 2014. The decrease was primarily due to the conversion of outstanding convertible notes balance into shares of common stock.

Derivative Adjustment. During the three months ended September 30, 2015, loss on derivative adjustment was $5,424 as compared to a gain of $5,871,123 for the prior three months ended September 30, 2014. The change was due to the derivative liability calculated using the multinominal lattice model pursuant to the outstanding convertible notes payable.

Net Loss from Operations. Our net loss from operations increased to $884,854 for the three months ended September 30, 2015 compared to net income of $5,155,678 for the three months ended September 30, 2014. The increase was primarily due to $5,871,123 gain on derivative adjustment made in the three months ended September 30, 2014.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014.

Revenues.

During the nine months ended September 30, 2015, and 2014, the registrant recognized $11,981 and $50,534 of revenues. The $50,534 of service revenues recognized were from the registrant’s services provided to a third party which it received stock in the third party as compensation. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

General and Administrative Expenses.

Consulting Fees. During the nine months ended September 30, 2015, consulting expense increased to $2,626,513 as compared to $1,040,397 from the previous period in 2014. The increase was primarily the result of the valuation of preferred stock being issued for services rendered to the Company.

Officer Compensation. During the nine months ended September 30, 2015, officer compensation increased to $636,130 as compared to $0 from the prior nine months ended June 30, 2014. Officer compensation increased due to additional payments made to our chief executive office for services rendered as well as $581,000 valuation when the Company exchanged 1,000,000 Series A preferred shares for 1,000,000 Series B.

Professional Fees. During the nine months ended September 30, 2015, professional fees decreased to $98,369 as compared to $144,439 from the prior nine months ended June 30 2014. Professional fees decreased but for the most part stayed fairly constant as the registrants legal and accounting services have not changed.

General and Administrative Expense. During the nine months ended September 30, 2015, general and administrative expenses decreased to $48,905 as compared to $91,251 from the prior nine months ended June 30, 2014. The decrease was due primarily to less travel expenses.

Research and Development. During the nine months ended September 30, 2015, research and development expenses increased to $144,729 as compared to $0 from the prior nine months ended June 30, 2014. Research and development costs increased as the Company is testing, modifying and updating its hardware and software with its prototype headset.

Interest Expense. During the nine months ended September 30, 2015, interest expense increased to $374,737 as compared to $50,218 from the prior nine months ended September 30 2014. The increase was primarily due to original issue discount on issued convertible promissory notes. Interest expense accrued pursuant to the outstanding convertible notes stayed fairly constant.

Derivative Adjustment. During the nine months ended September 30, 2015, loss on derivative adjustment was $1,123,151 as compared to a gain of $4,800,890 for the prior nine months ended September 30, 2014. The change was due to the derivative liability calculated using the multinominal lattice model pursuant to the outstanding convertible notes payable.

Net Loss from Operations. Our net loss from operations increased to $5,040,553 for the nine months ended September 30, 2015 compared to net income of $3,524,945 for the nine months ended September 30, 2014. The increase was primarily due to the $4,800,890 gain on derivative adjustment made in the nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2015, and December 31, 2014:

	September 30,	December 31,	$	%
	2015	2014(Restated)	Change	Change

Working Capital	$ (1,566,685)	$ 862,791	$ (2,429,476)	(281.6)%
Cash	38,967	113,199	(74,232)	(99.4)%
Total current assets	75,587	2,527,575	(1,708,055)	(65.6)%
Total assets	76,365	2,534,310	(2,457,945)	(97.0)%
Accounts payable and accrued liabilities	438,980	389,165	49,815	(1.3)%
Notes payable and accrued interest	1,203,292	1,275,619	(72,327)	(5.7) %
Total current liabilities	1,642,272	1,664,784	(22,512)	(1.3) %
Total liabilities	1,642,272	1,664,784	(22,512)	(1.3)%

In the nine months ended September 30, 2015, our working capital deficit increased primarily as a result of a decrease in prepaids of $2,378,864.

Operating activities

Net cash used in for continuing operating activities during the nine months ended September 30, 2015, was $537,343 as compared to $556,810 for the nine months ended September 30, 2014. Non-cash items totaling approximately $4,539,255 contributing to the net cash used in continuing operating activities for the nine months ended September 30, 2015, include:

$123,500 representing the value of shares issued to consultants,

$1,123,151 loss on derivative liability adjustment,

$28,350 of original issue discount on convertible debentures issued,

$302,371 of debt discount,

$581,000 compensation for preferred shares exchanged,

$2,378,864 in prepaids,

$2,019 of depreciation.

Investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2015.

Net cash used in investing activities was $2,936 for the nine months ended September 30, 2014

Financing Activities

Net cash provided by financing activities was $463,111 for the nine months ended September 30, 2015. This included $438,111 from proceeds from convertible notes and $25,000 from promissory notes

Net cash provided by financing activities was $694,000 for the nine months ended September 30, 2014 which was entirely from proceeds from convertible notes.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2015, due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

Mind Solutions had two outstanding notes due to Edward Spindel and Michael Spindel in the aggregate amount of $145,000. The notes were unsecured and accrue interest and penalty of 15% inasmuch as they are past due. Messrs. Spindels filed a lawsuit styled Edward Spindel and Michael Spindel, Counter-Plaintiffs, vs. VOIS, Inc. F/K/AMedstrong International Corp., Counter-Defendant, in the United States District Court for the Southern District of Florida, West Palm Beach Division, Case No. 08-80689-CIV-Ryskamp/Hopkins. On November 16, 2012, judgment was entered against VOIS in favor of Edward Spindel against VOIS in the amount of $188,942.47 and in favor of Michael Spindel against VOIS in the amount of $99,527.41, together with post-judgment interest as provided by law. Messrs. Spindels have sought to garnish the bank accounts of Mind Solutions to recover on the judgment and as of the date of this report, the two garnishments have netted $30,771 in favor of Messrs. Spindels. At March 31, 2015, total principal, accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $432,274.

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.

3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
4.1**	Certificate of Designation for Series A Preferred Stock filed with the Secretary of State of Nevada on September 10, 2014, filed as Exhibit 4.1 to the registrant’s Report on Form 8-K on September 10, 2014, Commission File Number 000-33035.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.

10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated September 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated September 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.45 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.46 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.

10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.84**	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.86**	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.87**	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.

10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.93**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.94**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.2 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.95**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.96**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.97**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.98**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.99**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.100**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.21 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.101**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.102**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.13 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.103**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.104**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.105**	Securities Purchase Agreement dated February 10, 2015, between LG Capital Funding, LLC, and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $31,500, filed as Exhibit 10.105 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.106**	Convertible Promissory Note dated February 10, 2015, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $31,500, filed as Exhibit 10.106 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.107**	Amendment to Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC in the amount of $220,000, with respect to a payment due on or before October 30, 2014, filed as Exhibit 10.107 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.108**	Amendment to Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC in the amount of $220,000, with respect to a payment due on or before February 4, 2015, filed as Exhibit 10.108 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
31.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kerry Driscoll, Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.
Date: November 25, 2015.	By /s/ Kerry Driscoll Kerry Driscoll, Chief Executive Officer By /s/ Kerry Driscoll Kerry Driscoll, Chief Financial Officer and Principal Accounting Officer

