Form 10-K
period 2015-12-31
Mind Solutions Inc.
filed 2016-08-31
CIK 1136711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-33053

MIND SOLUTIONS, Inc.
(Exact name of registrant as specified in its charter)
Nevada	09-1001626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3755 Avocado Blvd Suite 108, La Mesa, California	91941
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 461-3932

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 15th, 2016 (based on the closing sale price of $0.0013 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on that date) was approximately $115,493. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 15, 2016, the registrant had outstanding 88,841,082 shares of common stock, par value $0.001 per share.

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

Item 1. Business

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

Upon the closing of the Merger, our sole officer and director resigned and simultaneously with the Merger, Kerry Driscoll was appointed our sole officer and director. Our business and operations became the business and operations of Mind Solutions, Inc., a Nevada corporation.

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

On May 31, 2016, we entered into a Stock Purchase Agreement with GELI Holdings, Inc., (hereinafter "GELI"), and Kerry Driscoll and Brent Fouch (collectively "Sellers") wherein Sellers conveyed certain shares of our preferred stock and we issued certain shares of our common along with two Promissory Notes to GELI and/or its designees in consideration of $50,000.The foregoing agreement contained additional covenants and warranties by the parties thereto to perform certain acts, including but not limited to causing us to become current in our reporting with the SEC.  After completion of the foregoing, GELI now owns voting control of us. On May 31, 2016, Ziyad Osachi was appointed to our board of directors.  Thereafter, Kerry Driscoll resigned all of the positions he held with us as an officer and director s a director.  On the same date, Ziyad Osachi was appointed by our board of directors to replace Kerry Driscoll as our president, principal executive officer, secretary, treasurer, principal financial officer and principal accounting officer.  At the time of Mr. Driscoll's resignation as a director and when he was replaced as an officer, Mr. Driscoll did not have any disagreements with us relating to our operations, policies or practices. The new management plans to carry on the existing operations of the Company with plans to introduce additional business models and revenue streams in the near future.

Business Overview

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

Hardware. Currently we have developed and brought to market a Brain-Computer-Interface (BCI) called "NeuroSync", which allows the user to operate thought-controlled applications on their mobile smart phone devices as well as on traditional PC computers.

Intellectual Property

Trademarks. The Company has trademarked the name “NeuroSync” for its EEG BCI device.

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

Suppliers

Our three software applications are already complete and for sale online, therefore there are no supplier issues. Our EEG headset has been produced by a company based in Southern California with manufacturing plants in Hong Kong. We intend to continue with them due to the cost savings with manufacturing overseas. In the event of a supply problem, we have several back up companies in the U.S. such as Raytheon and others that could easily supply our needs.

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

Sales and Marketing

Mind Solutions currently sells its three thought-controlled software applications and NeuroSync BCI device via the Internet through our website at www.mindsolutionscorp.com and www.theneurosync.com. Consumers can also purchase the Emotiv EEG headset through a link on our website direct to the manufacturer, which is required to operate our software. Currently all marketing has been by social mediaor through our websites. A possible planned marketing campaign will take place in the future.

Regulations

The only government regulations that we are aware of are the shipping and customs regulations for our products coming from Hong Kong. Once the final product is complete and we place the initial order for shipment, we will need to adhere to normal customs and shipping regulations.

Key Personnel of Mind Solutions This section needs to be update to include new management

Our future financial success depends to a large degree upon the personal efforts of our key personnel. ZiyadOsachi our chief executive officer, president, and chief financial officer, and his intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy. While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

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

Employees

As of the date of this report, we do not have any employees. On May 31, 2016, ZiyadOsachi became the new chief executive officer, president, and chief financial officer and is working for the company as an independent consultant, pursuant to a consulting agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Consulting Agreements.” All other persons working for Mind Solutions are also independent contractors. We plan to save costs by keeping the software development and EEG hardware development with our independent contractors. We anticipate adding up to two additional employees in the next 12 months. We do not feel that we would have any difficulty in locating needed staff.

From time-to-time, we anticipate that we will use the services of additional independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Company Contact Information

Our principal executive offices are located at 3755 Avocado Blvd Suite 108, La Mesa, California 91941, telephone (858) 880-7787. Our email address is contact@mindsolutionscorp.com. The Mind Solutions Internet website is located at www.mindsolutionscorp.com. The information contained in our website shall not constitute part of this report.

Item 1A. Risk Factors.

Not applicable.

Item1B.	Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Mind Solutions are located at 3755 Avocado Blvd Suite 108, La Mesa, California 91941. We have been provided office space by our chief executive officer, ZiyadOsachi, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

We were a defendant in two actions, each entitled 951 Yamato Acquisition Company, LLC vs. VOIS, Inc. both as filed in December 2009 the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida under case numbers 502010CA040121XXXXMB and 502010CC19027XXXXBBRS, which are related to the lease agreements for our former office space. A combined summary judgment was entered in April 2010 against VOIS in the amount of $106,231. At December 31, 2015, our liabilities as reported in our financial statements contained elsewhere in this report reflect the principal amount of the judgment together with $138,103 in accrued interest.

Mind Solutions is not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4. Risk Factors

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

The following table sets forth the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2014 Quarter Ended:
March 31, 2014	$0.008	$0.0015
June 30, 2014	$0.004	$0.0016
September 30, 2014	$0.008	$0.0001
December 31, 2014	$0.0042	$0.0015

Fiscal 2015 Quarter Ended:
March 31, 2015	$0.0015	$0.0055
June 30, 2015	$0.001	$0.0022
September 30, 2015	$0.001	$0.0014
December 31, 2015	$0.001	$0.0001

As of August 15, 2016, we had 88,841,082 shares of our common stock outstanding. Our shares of common stock are held by approximately 538 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Mind Solutions is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which 10,000,000 shares are issued or outstanding. Consequently, there is no trading market for the shares of our preferred stock.

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

Since January 1, 2014, we have taken the following actions:

On January 28, 2014, we filed with the SEC a Registration Statement on Form S-8 which covers 25,000,000 shares of our common stock available for issuance pursuant to awards under our 2014 Equity Compensation Plan.

Issuance of Equity Compensation Plan Shares

Since January 1, 2014, we have issued the following shares for services rendered

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

 Magna Group, LLC. Beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor. Mr. Fouch had loaned the sum of $347,292 to the predecessor of Mind Solutions for working capital purposes. Mr. Fouch subsequently assigned some of the notes to Magna Group, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence – Transactions with Former Officer.” Upon conversion of the notes, Magna Group, LLC received 52,803,315 post reverse split shares of our common stock as follows:

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
12

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

In 2015 the following chart illustrates conversion of shares for debt:

Date	Name	Shares Converted	Amount
1/5/2015	WHC Capital	40,000	$26,000.00
1/9/2015	JMJ Financial	71,200	$21,360.00
1/20/2015	WHC Capital	31,829	$14,005.16
1/22/2015	Premier Ventures	15,149	$10,604.93
1/30/2015	KBM Worldwide	37,500	$15,000.00
2/2/2015	KBM Worldwide	34,000	$13,600.00
2/3/2015	JMJ Financial	40,000	$16,800.00
2/12/2015	JMJ Financial	39,777	$16,706.67
2/13/2015	Cicero Consulting	50,000	$50,000.00
3/10/2015	Cicero Consulting	50,000	$50,000.00
3/13/2015	LG Capital Funding LLC	33,689	$31,500.00
3/16/2015	LG Capital Funding LLC	35,397	$33,097.00
3/25/2015	JSJ Investments	76,923	$40,000.00
3/27/2015	JSJ Investments	81,155	$66,115.07
3/31/2015	Iconic Holdings LLC	33,333	$27,500.00
5/1/2015	KBM Worldwide	24,691	$12,500.00
5/1/2015	KBM Worldwide	15,682	$13,800.00
5/11/2015	Iconic Holdings LLC	34,375	$27,500.00
6/17/2015	JMJ Financial	17,000	$10,200.00
6/25/2015	JMJ Financial	20,000	$10,800.00
7/7/2015	JMJ Financial	18,724	$30,111.11
8/12/2015	Iconic Holdings LLC	40,000	$20,000.00
11/9/2015	Iconic Holdings LLC	66,667	$20,000.00
11/5/2015	LG Capital Funding LLC	9,753	$4,828.00
23

11/12/2015	Iconic Holdings LLC	260,000	$52,000.00
11/25/2015	Iconic Holdings LLC	296,700	$14,835.00
12/2/2015	Iconic Holdings LLC	200,000	$10,000.00
12/3/2015	JSJ Investments	166,420	$8,653.86
12/7/2015	Iconic Holdings LLC	200,000	$10,000.00
12/10/2015	JSJ Investments	187,805	$9,765.86
	Total	2,227,774	$688,283

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

Going Concern

As of December 31, 2015, Mind Solutions had an accumulated deficit of $26,952,305. Also, during the year ended December 31, 2015, we used net cash of $596,203 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

Revenues

During the years ended December 31, 2015 and 2014 we had little revenue. In the years ended December 31, 2015 and 2014, we had revenues from the sale of our software products in the amounts of $19,838 and $534 which was an increase of $19,304. In the years ended December 31, 2015 and 2014, we had services revenues of $0 and $100,000 which was a decrease of $100,000. The service revenues prior were from a consulting agreement in which the Company was paid in stock of the client. Therefore, we classified the stock as a Marketable Securities: Available for Sale asset in which we revalued at each reporting date based on the closing stock price. The client’s stock price has greatly decreased since receiving the stock, so we have recorded an impairment loss of $99,080.

During the years ended December 31, 2015 and 2014 we had cost of sales of $0 and $174 which was a increase of $174. Our cost of sales is primarily made up of the cost to produce and distribute our software applications.

Operating Expenses.

Consulting Fees. For the year ended December 31, 2015, consulting expense increased to $2,845,143 as compared to $2,197,952 from the prior year ended December 31, 2014 which was a increase of $647,191. The increase was primarily the result of more stock being issued to consultants for services rendered to the Company.

Officer Compensation. For the year ended December 31, 2015, officer compensation increased to $1,006,130 as compared to $155,000 from the prior year ended December 31, 2014 which was an increase of $851,130. Officer compensation increased due to additional stock being issued to our sole officers as compensation for services. In the year ended December 31, 2014, our sole officer received $155,000 cash as compensation.

Professional Fees. For the year ended December 31, 2015, professional fees decreased to $177,509 as compared to $201,595 from the prior year ended December 31, 2014 which was a decrease of $27,825. Professional fee expense decreased slightly due to decrease in accounting and legal fees due to decreased reliance and need on the legal front.

Research and Development. For the year ended December 31, 2015 we incurred costs of $151,773 as we refined our head set. There were no costs in 2014.

General and Administrative Expense. For the year ended December 31, 2015, general and administrative expenses increased to $79,031 as compared to $54,012 from the prior year ended December 31, 2013 which was an increase of $5,449. For the years ended December 31, 2014, and 2013, general and administrative expenses consisted of the following:

	2015	2014
Advertising	$30,384	$11,815
Edgarizing& XBRL	27,771	17,353
Depreciation	769	2,577
Other	20,107	22,267
	$79,031	$54,012

Advertising. For the year ended December 31, 2015, advertising expense amounted to $30,384 as compared to $11,815 for the year ended December 31, 2014. The increase was due to additional funds being spent on web development.

Edgarizing&XBRL. For the year ended December 31, 2015, edgarizing and XBRL expense amounted to $27,771 as compared to $17,353 for the year ended December 31, 2014. We incurred more costs as a result of additional issuance of convertible debt satisfaction shares.

Depreciation. For the year ended December 31, 2015, depreciation expense amounted to $769 as compared to $2,577 for the year ended December 31, 2014.

Other Expense. For the year ended December 31, 2015, other expenses which includes repairs and maintenance, postage, dues and subscriptions, supplies, etc. amounted to $20,107 as compared to $22,441 for the year ended December 31, 2014.

Net Loss. Our net loss from operations increased to $6,001,554 for the year ended December 31, 2015 compared to a profit in 2014 of $2,338,997. The profit in 2014 was mainly due to a derivative adjustment of income of $5,000,377 in that year as opposed to a loss on derivative of $1,146,684 in 2015.

Interest Expense. For the year ended December 31, 2015, interest expense increased to $611,243 as compared to $57,139 for the year ended December 31, 2014. The increase was due to additional original issue discount and market to market adjustments interest expense incurred on the convertible notes payable funded in 2015.

Gain/(Loss) on Derivative Adjustment. For the year ended December 31, 2014, the Company had a gain on derivative adjustment of $5,000,377 as compared with a loss on derivative adjustment of $1,146,684 for the year ended December 31, 2015. The decrease in the fair value of the derivative liability calculated using the Multi-Nomial Lattice Model pertaining to our outstanding convertible notes payable caused the gain/(loss) on derivative adjustment.

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

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2015, and 2014.

	December 31, 2015	December 31, 2014	$ Change	Percent Change
Working Capital	$(2,050,101)	$817,271	$(2,867,372)	Over 100%
Cash	5,107	113,199	(108,092)	95.5%
Total current assets	62,026	2,481,556	(2,419,530)	97.5%
Total assets	64,054	2,488,291	(2,424,237)	97.4%
Accounts payable and accrued liabilities	438,189	389,166	49,023	12.6%
Notes payable and accrued interest	1,069,836	560,486	509,350	90.9%
Derivative Liability	604,102	714,633	(110,531)	15.5%
Total current liabilities	2,112,127	1,664,285	447,842	26.9%
Total liabilities	$2,112,127	$1,664,285	$447,842	26.9%

At December 31, 2015, our working capital deficit decreased as compared to December 31, 2014, primarily as a result of a decrease in prepaid expenses

Operating Activities

Net cash used for continuing operating activities during fiscal 2015 was $618,075 as compared to $959,099 for fiscal 2014. Non-cash items totaling approximately $1,409,011 contributing to the net cash used in continuing operating activities for fiscal 2015 include:

$320,220 representing the value of shares issued to consultants and officers;
27

$1,146,684 of loss on derivative adjustment;

$(3,938) of available-for-sale securities received for service revenues;

$585,065 of original issue discount;

$769 of depreciation; and
$2,324,267 decrease in prepaid expense and inventory

$60,528 increase in accounts payable.

 Net cash used for continuing operating activities during fiscal 2014 was $705,293. Non-cash items totaling approximately $3,037,868 contributing to the net cash used in continuing operating activities for fiscal 2014 include:

$805,096 representing the value of shares issued to consultants and officers;
$1,823,156 of derivative gain;

$50,000 of available-for-sale securities compensation;

$2,078,807 increase in prepaid expenses

$2,577 of depreciation; and

$5,695 increase in accounts payable.

Investing Activities

Net cash used in investing activities was $0 and $2,936 in fiscal 2015 and 2014.

Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $488,111 which consisted of $463,111 in proceeds from convertible notes and $25,000 in proceeds from a promissory note. For the year ended December 31, 2014, net cash provided by financing activities was $774,000 which consisted of proceeds from convertible notes.

Critical Accounting Estimates and Policies

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

ot required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

There are none that have an impact on the financial statements.

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

Resignation of Certifying Accountants. In 2015 we accepted the resignation of Terry l Johnson (Johnson) from his engagement to be the independent certifying accountant for Mind Solutions.

In 2015, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Johnson due to its violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Johnsons’ clients; Mind Solutions was not one of the clients for which Johnson was sanctioned.

Engagement of Certifying Accountants.In 2015 we engaged Patrick Heyn (Heyn) as our independent accountants to report on our balance sheet as of December 31, 2015 and 2014, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended. The decision to appoint Heyn was approved by our board of directors.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Heyn, neither we nor anyone on our behalf consulted with Heyn regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Mind Solutions as of the date of this report:

Name	Age	Position	Officer and Director Since
Ziyad Osachi	30	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Secretary	May 31, 2016

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

Since May 31, 2016, Mr. Osachi has been our president, principal executive officer, secretary, treasurer, principal financial officer and principal accounting officer and sole member of our board of directors. Since May 31, 2016, Mr. Osachi has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors of Rapid Fire Marketing, Inc. From June 21, 2011 until December 31, 2013, Mr. Osachi was unemployed. Since December 1, 2013, Mr. Osachi has been employed by L&Z Wireless Enterprises, Inc. in Chula Vista, California as its store manager. L&Z Wireless Enterprises, Inc. is a cell phone provider for Cricket Wireless.

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

The appropriate size of our board of directors;

Our needs with respect to the particular talents and experience of our directors;

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

Experience in political affairs;

Experience with accounting rules and practices; and

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

Scientific & Business Advisory Board

We have a Scientific Advisory Board that provides expert advice on product development and other matters. This board has been composed of two members, Sam Irvantchi and Joe Abrams.

Sam Iravantchi is a seasoned executive visionary with over 28 years of successful engineering and product development experience. Sam has strong strategic and operational management skills and the knowledge and wisdom gained from bringing over 500 different products to market from concept to production. Sam is the owner and operator of designCATAPULT, Inc.

Joe Abrams co-founded in 1999 Intermix, the parent company of social networking leader MySpace. In 2005, MySpace was sold to News Corp. for $580 million. In addition, Mr. Abrams was a founder of The Software Toolworks, a software company that released several hit titles in the 1980’s, which ultimately led to the company’s sale in 1994 to Pearson, PLC for $462 million. He has deep experience in helping early-stage, publicly held technology companies reach the next phase of growth. Joe Abrams contract has now expired and the Company will only be able to re-engage him if adequate capital becomes available.

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

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Mind Solutions, Inc., at 3755 Avocado Blvd Suite 108, La Mesa, California 91941, Attention: Corporate Secretary.

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
The transaction be approved by a majority of our disinterested outside directors.

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

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors. Before we can expect to provide for officer salaries, we will have to obtain revenues from the sales of our products or raise funds through a debt or equity offering of our securities. See “Item 1. Business.”

Mind Solutions Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2015, and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Kerry Driscoll (1)	2015	60,000	-0-	946,130	-0-	-0-	-0-	-0-	1,006,130
	2014	155,000	-0-	5,000	-0-	-0-	-0-	-0-	160,000

________

(1) Mr. Driscoll is our former chairman of the board, president, chief financial officer, principal accounting officer, and secretary. Mr. Driscollresigned from all positions on May 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2015:

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

________

(1)

Mr. Driscoll is our former chairman of the board, president, chief financial officer,principal accounting officer, and secretary. Mr. Driscoll resigned from all positions on May 31, 2016.

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
Each director;
Each named executive officer; and
All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Preferred Stock Beneficially Owned (2)		Shares of Common Stock Beneficially Owned (2)
	Number	Percent	Number	Percent
ZiyadOsachi Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Secretary	0	0	0	0
All officers and directors as a group (one person)	0	0	0	0
GELI Holdings, Inc.	5,000,000	100%	0	0
Jeff Dashefsky	0	0	50,000,000	56%

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Mind Solutions, Inc., at 3755 Avocado Blvd Suite 108, La Mesa, California 91941. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were outstanding 88,841,082 shares of our common stock. As of the date of this report, we have 4,000,000 shares of the Series A Preferred Stock and 1,000,000 shares of the Series B Preferred Stock issued and outstanding. The Series A Preferred Stock does not have any voting rights. However, subject to adjustment as provided in the Certificate of Designation, each share of the Series A Preferred Stock shall be convertible into 100 fully paid and nonassessable share of our common stock. The Preferred B Stock provides super voting rights of 5,000 : 1.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

The operation of which may at a subsequent date result in a change in control of Mind Solutions; or With respect to the election of directors or other matters.

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

Service Agreement with Former Officer

The company executed a service agreement on September 12, 2014, with Brent Fouch, a former officer of the registrant, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 shares were valued at market value on the day of issuance, which resulted in the registrant recording a consulting expense of $1,700,000 over the life of the contract.

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

Transactions With Former Officer

Beginning in 2010 and continuing into 2014, there were several agreements executed between Mind Solutions, Inc. and its predecessors with Brent Fouch, one of the officers of a predecessor who loaned $347,292 to Mind Solutions for working capital purposes. In payment of the amount owed to Mr. Fouch, we issued various convertible promissory notes. Mr. Fouch subsequently converted or assigned the notes to Magna Group, LLC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Patrick D. Heyn. CPA, P. A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2015 and 2014, were $20,000.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

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
42

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
3.3**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation dated October 24, 2006, filed as Exhibit 3.1(c) to the registrant’s Report on Form 10-KSB on March 30, 2007, Commission File Number 333-57468.
3.4**	Certificate of Amendment to the Certificate of Incorporation of MedStrong International Corporation changing its name to VOIS, Inc. dated March 26, 2007, filed as Exhibit 3.1(e) to the registrant’s Report on Form 10-QSB on May 15, 2007, Commission File Number 333-57468.
3.5**	Bylaws of Lifelink Online, Inc. filed as Exhibit 2(b) to the registrant’s Registration Statement on Form SB-1 on March 23, 2001, Commission File Number 333-57468.
3.6**	Certificate of Domestication and Articles of Incorporation of VOIS, Inc. filed with the Secretary of State of Florida on March 18, 2009, filed as Exhibit 3.10 to the registrant’s Report on Form 8-K on March 24, 2009, Commission File Number 000-33035.
3.7**	Articles of Amendment to the Articles of Incorporation of VOIS, Inc. as filed with the Secretary of State of Florida on November 4, 2010, filed as Exhibit 3.13 to the registrant’s Current Report on Form 8-K on November 22, 2010, Commission File Number 000-33053.
3.8**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on December 2, 2011, filed as Exhibit 3.8 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.9**	Articles of Merger between Mind Solutions, Inc. and Mind Solutions Acquisition Corp. filed with the State of Nevada on October 23, 2012, filed as Exhibit 3.9 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.10**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on May 17, 2013, filed as Exhibit 3.10 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.11**	Articles of Amendment to the Articles of Incorporation of VOIS Inc. filed with the Florida Secretary of State on August 28, 2013, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on August 30, 2013, Commission File Number 000-33053.
3.12**	Amended and Restated Articles of Incorporation of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.13**	Amended and Restated Bylaws of Mind Solutions, Inc. on October 28, 2013, filed as an exhibit to the registrant’s Definitive Schedule 14C on October 23, 2013, Commission File Number 000-33053.
3.14**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Florida on October 28, 2013, filed as Exhibit 3.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.

3.15**	Articles of Merger between Mind Solutions, Inc. and VOIS, Inc. filed with the State of Nevada on October 28, 2013, filed as Exhibit 3.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.16**	Amendment to the Articles of Incorporation of VOIS, Inc. filed with the State of Florida on August 28, 2013, filed as Exhibit 3.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
3.17**	Articles of Incorporation of Red Meteor, Inc. filed with the Secretary of State of Nevada on May 24, 2002, filed as Exhibit 3.17 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.18**	Certificate of Amendment to the Articles of Incorporation of Red Meteor, Inc. changing its name to Prize Entertainment, Inc. filed with the Secretary of State of Nevada on November 13, 2003, filed as Exhibit 3.18 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.19**	Certificate of Amendment to the Articles of Incorporation of Prize Entertainment, Inc. changing its name to Mind Solutions, Inc. filed with the Secretary of State of Nevada on November 20, 2009, filed as Exhibit 3.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
3.20**	Bylaws of Red Meteor, Inc. filed as Exhibit 3.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
4.1**	Certificate of Designation for Series A Preferred Stock filed with the Secretary of State of Nevada on September 10, 2014, filed as Exhibit 4.1 to the registrant’s Report on Form 8-K on September 10, 2014, Commission File Number 000-33035.
10.1**	Asset Purchase Agreement dated April 30, 2013, by and between Mind Technologies, Inc., a Nevada corporation, and VOIS, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 7, 2013, Commission File Number 000-33053.
10.2**	Equity Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.3**	Securities Purchase Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.4**	Convertible Promissory Note in the original principal amount of $10,000 executed by Mind Solutions, Inc. in favor of Premier Venture Partners, LLC filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.5**	Registration Rights Agreement, dated March 11, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on March 26, 2014, Commission File Number 000-33053.
10.6**	Charter of the Audit Committee of Mind Solutions, Inc. filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.7**	Code of Business Conduct of Mind Solutions, Inc. filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.

10.8**	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Mind Solutions, Inc. filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.9**	Charter of the Compensation Committee of Mind Solutions, Inc. filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.10**	Corporate Governance Principles of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.11**	Charter of the Executive Committee of the Board of Directors of Mind Solutions, Inc. filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.12**	Charter of the Finance Committee of Mind Solutions, Inc. filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.13**	Charter of the Governance and Nominating Committee of Mind Solutions, Inc. filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.14**	Royalty, Ownership and Inventor’s Agreement, dated February 12, 2011, by and between Dr. Gordon Chiu, Brent Fouch, and Mind Technologies, Inc. filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.15**	Consulting Agreement dated December 25, 2013, by and between Kerry Driscoll and the registrant filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.16**	Officer Agreement dated August 20, 2013, by and between Jeff Dashefsky and VOIS, Inc. filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.17**	Settlement Agreement and Stipulation dated November 21, 2013, by and between IBC Funds, LLC and the registrant filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.18**	Order Granting Approval of Settlement Agreement and Stipulation between IBC Funds, LLC and the registrant dated November 22, 2013, filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K on April 14, 2014, Commission File Number 000-33053.
10.19**	Securities Purchase Agreement dated February 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.20**	Convertible Promissory Note dated February 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.

10.21**	Securities Purchase Agreement dated March 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $16,500 filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.22**	Convertible Promissory Note dated March 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $16,500 filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.23**	Securities Purchase Agreement dated June 5, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $41,500 filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.24**	Convertible Promissory Note dated June 5, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $41,500 filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.25**	Securities Purchase Agreement dated August 7, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.26**	Convertible Promissory Note dated August 7, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.27**	Securities Purchase Agreement dated November 23, 2013, between Hanover Holdings I, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $26,500 filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.28**	Convertible Promissory Note dated November 23, 2013, issued by the registrant in favor of Hanover Holdings I, LLC, in the amount of $26,500 filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.29**	Securities Purchase Agreement dated December 26, 2012, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.30**	Convertible Promissory Note dated December 26, 2012, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.31**	Securities Purchase Agreement dated March 1, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
46

10.32**	Convertible Promissory Note dated March 1, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.33**	Securities Purchase Agreement dated April 18, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500 filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.34**	Convertible Promissory Note dated April 18, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $32,500 filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.35**	Securities Purchase Agreement dated November 7, 2013, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.36**	Convertible Promissory Note dated November 7, 2013, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.37**	Securities Purchase Agreement dated February 6, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $37,500 filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.38**	Convertible Promissory Note dated February 6, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $37,500 filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.39**	Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.40**	Assignment Agreement dated June 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $106,324 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.41**	Debt Conversion Agreement dated April 4, 2013, by and between Brent Fouch and VOIS, Inc. converting $51,000 of the Convertible Promissory Note dated December 31, 2010, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $157,324.06 into 21,250,000 shares of the registrant filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.42**	Convertible Promissory Note dated December 31, 2011, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $33,674.05 filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.43**	Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
47

10.44**	Assignment Agreement dated February 5, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning $40,000 of the Convertible Promissory Note dated June 30, 2012, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $50,435 filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.45**	Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.45 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.46**	Assignment Agreement dated June 5, 2014, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated January 3, 2014, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $61,096 filed as Exhibit 10.46 to the registrant’s registration statement on Form S-1 on June 27, 2014, Commission File Number 000-33053.
10.47**	Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.47 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.48**	Assignment Agreement dated November 11, 2013, by and between Brent Fouch, as assignor, Magna Group, LLC, as assignee, and VOIS, Inc. assigning the Convertible Promissory Note dated April 3, 2013, issued by Mind Solutions, Inc. in favor of Brent Fouch, in the amount of $48,872 filed as Exhibit 10.48 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.49**	Convertible Promissory Note dated May 15, 2013, issued by the registrant in favor of JMJ Financial, in the amount of $250,000 filed as Exhibit 10.49 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.50**	Consulting Agreement dated January 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.50 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.51**	Consulting Agreement dated February 12, 2014, by and between Monster Arts, Inc. and the registrant filed as Exhibit 10.51 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.52**	Consulting Agreement dated March 18, 2014, by and between Bret Cusick and the registrant filed as Exhibit 10.52 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.53**	Consulting Agreement dated March 19, 2014, by and between Noah Fouch and the registrant filed as Exhibit 10.53 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.54**	Consulting Agreement dated May 11, 2014, by and between IN2NE Corp. and the registrant filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.55**	Securities Purchase Agreement dated May 8, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.54 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.56**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $42,500 filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
48

10.57**	License Agreement as of December 18, 2012, by and among VOIS Inc., a Florida corporation (“Licensee”), and Mind Technologies, Inc., a Nevada corporation (“Licensor”) filed as Exhibit 10.1 to the registrant’s Form 8-K on December 20, 2012, Commission File Number 000-33053.
10.58**	Consulting Agreement dated May 2, 2014, by and between Brent Fouch and the registrant filed as Exhibit 10.58 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.59**	Securities Purchase Agreement dated May 8, 2014, between Asher Enterprises, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $42,500 filed as Exhibit 10.59 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.60**	Convertible Promissory Note dated May 8, 2014, issued by the registrant in favor of Asher Enterprises, Inc., in the amount of $42,500 filed as Exhibit 10.60 to the registrant’s Annual Report on Form 10-K/A on May 14, 2014, Commission File Number 000-33053.
10.61**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of GEL Properties, LLC in the amount of $25,000 filed as Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.62**	Securities Purchase Agreement dated February 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of two Convertible Promissory Notes in the aggregate amount of $50,000 filed as Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.63**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.63 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.64**	Convertible Promissory Note dated February 4, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $25,000 filed as Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.65**	Securities Purchase Agreement dated March 25, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $40,000 filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.66**	Convertible Promissory Note dated March 25, 2014, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $40,000 filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.67**	Securities Purchase Agreement dated April 15, 2014, between Caesar Capital Group, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.68**	Convertible Promissory Note dated April 15, 2014, issued by the registrant in favor of Caesar Capital Group, LLC in the amount of $50,000 filed as Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
49

10.69**	Consulting Agreement dated May 12, 2014, by and between Cicero Consulting Group, LLC and the registrant filed as Exhibit 10.69 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.70**	Convertible Promissory Note dated May 12, 2014, issued by the registrant in favor of Cicero Consulting Group, LLC in the amount of $200,000 filed as Exhibit 10.70 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.71**	Securities Purchase Agreement dated April 30, 2014, between AARG Corp. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $50,000 filed as Exhibit 10.71 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.72**	Convertible Promissory Note dated April 30, 2014, issued by the registrant in favor of AARG Corp. in the amount of $50,000 filed as Exhibit 10.72 to the registrant’s Quarterly Report on Form 10-Q on May 15, 2014, Commission File Number 000-33053.
10.73**	Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.73 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.74**	Consulting Agreement dated December 18, 2012, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.74 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.75**	Consulting Agreement dated January 30, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.75 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.76**	Consulting Agreement dated February 20, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.76 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.77**	Consulting Agreement dated September 2, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.78**	Consulting Agreement dated September 26, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.78 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.79**	Consulting Agreement dated May 1, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.79 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
50

10.80**	Consulting Agreement dated July 19, 2013, by and between Brent Fouch and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.80 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.81**	Securities Purchase Agreement dated May 30, 2014, between WHC Capital, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.81 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.82**	Convertible Promissory Note dated May 30, 2014, issued by the registrant in favor of WHC Capital, LLC in the amount of $60,000 Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.82 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.83**	Consulting Agreement dated March 18, 2013, by and between Christian Hansen and the registrant Consulting Agreement dated October 24, 2012, by and between Brent Fouch and the registrant filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.84**	Consulting Agreement dated March 20, 2013, by and between Larry Simon and the registrant filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.85**	Consulting Agreement dated March 20, 2013, by and between Relaunch Consulting Group and the registrant filed as Exhibit 10.85 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.86**	Consulting Agreement dated November 11, 2013, by and between Mirador Consulting LLC and the registrant filed as Exhibit 10.86 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.87**	Consulting Agreement dated November 11, 2013, by and between First Swiss Capital, Inc. and the registrant filed as Exhibit 10.87 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.88**	Amendment to Equity Purchase Agreement, dated June 19, 2014, between Mind Solutions, Inc. and Premier Venture Partners, LLC date March 11, 2014, filed as Exhibit 10.88 to the registrant’s Annual Report on Form 10-K/A. Amendment No. 2 on August 1, 2014, Commission File Number 000-33053.
10.89**	Securities Purchase Agreement dated July 22, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $27,500 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.90**	Convertible Promissory Note dated July 22, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $27,500 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
51

10.91**	Note Purchase Agreement dated February 18, 2014, between Iconic Holdings, LLC and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $220,000 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.92**	Convertible Promissory Note dated February 18, 2014, issued by the registrant in favor of Iconic Holdings, LLC, in the amount of $220,000 filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on July 31, 2014, Commission File Number 000-33053.
10.93**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.94**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.2 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.95**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K/A on September 10, 2014, Commission File Number 000-33053.
10.96**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.97**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.98**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.99**	Securities Purchase Agreement dated September 4, 2014, between LG Capital Funding, LLC and the registrant with respect to the issuance of convertible promissory note in the aggregate amount of $63,000, filed as Exhibit 10.1 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.100**	10% Convertible Redeemable Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.21 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.101**	Collateralized Secured Promissory Note dated September 4, 2014, issued by the registrant in favor of LG Capital, in the amount of $31,500, filed as Exhibit 10.3 to the registrant’s Form 8-K on September 10, 2014, Commission File Number 000-33053.
10.102**	Convertible Promissory Note dated September 22, 2014, issued by the registrant in favor of JSJ Investments, Inc., in the amount of $100,000, filed as Exhibit 10.13 to the registrant’s Form 8-K on October 8, 2014, Commission File Number 000-33053.
10.103**	Securities Purchase Agreement dated October 29, 2014, between KBM Worldwide, Inc. and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $32,500, filed as Exhibit 10.1 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.

10.104**	Convertible Promissory Note dated October 29, 2014, issued by the registrant in favor of KBM Worldwide, Inc., in the amount of $32,500, filed as Exhibit 10.2 to the registrant’s Form 8-K on November 3, 2014, Commission File Number 000-33053.
10.105**	Securities Purchase Agreement dated February 10, 2015, between LG Capital Funding, LLC, and the registrant with respect to the issuance of a Convertible Promissory Note in the amount of $31,500, filed as Exhibit 10.105 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
10.106**	Convertible Promissory Note dated February 10, 2015, issued by the registrant in favor of LG Capital Funding, LLC in the amount of $31,500, filed as Exhibit 10.106 to the registrant’s Form 8-K on March 10, 2015, Commission File Number 000-33053.
31.1*	Certification of Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Principal Accounting Officer of Mind Solutions, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIND SOLUTIONS, INC.
August 31, 2016	By /s/ Ziyad Osachi ZiyadOsachi, Chief Executive Officer
August 31, 2016	By /s/ Ziyad Osachi ZiyadOsachi, Chief Financial Officer and Principal Accounting Officer

53

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ziyad Osachi Ziyad Oscahi	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Mind Solutions, Inc.

I have audited the accompanying balance sheet of Mind Solutions, Inc., as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mind Solutions Inc., as of December 31, 2015 and 2014 and results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, the Company had accumulated losses of approximately $26,952,000 and a working capital deficit of approximately $2,048,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. These factors, and Company's plans are discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick D. Heyn. CPA, P.A.

Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

August 30, 2016

MIND SOLUTIONS, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

		2014
Assets:	2015	(Restated)
Current Assets
Cash and Cash Equivalents	$5,105	$113,199
Inventory	56,919	—
Prepaids	—	2,368,357
Total Current Assets	62,024	2,481,556

Fixed Assets:
Property & equipment	89,653	89,653
Less: accumulated depreciation	(87,645)	(86,876)
Total Fixed Assets	2,008	2,777

Other Assets:
Marketable Securities: Available-for-sale	20	3,958
Total Other Assets	20	3,958

Total Assets	$64,052	$2,488,291

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$438,189	$389,166
Accounts Payable to Related Parties	365,906	3,500
Accrued Interest	354,152	342,647
Notes Payable	145,000	145,000
Convertible Notes Payable, net of discount of $132,351 and $381,389 as of December 31, 2015 and 2014	204,778	69,339
Derivative Liability	604,102	714,633
Total Current Liabilities	2,112,127	1,664,285

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, Series A par value $0.001, 10,000,000 shares
authorized, 5,010,000 and 10,000,000 shares issued and outstanding as of December 31,	5,010	10,000
2015 and December 31, 2014, respectively
Preferred stock, Series B par value $0.001, 1,000,000 shares
authorized, 1,000,000 shares issued and outstanding as of December 31, 2015	1,000	—
Common stock, par value $0.001, 5,000,000,000 shares
authorized and 4,220,560 and 1,388,784 shares issued and
outstanding as of December 31, 2015 and December 31, 2014, respectively	4,221	1,389
Stock Payable	—	36,605
Additional Paid In Capital	24,894,001	21,726,763
Accumulated Deficit	(26,952,307)	(20,950,751)
Total Stockholders' Equity (Deficit)	(2,048,075)	824,006

Total Liabilities and Stockholders' Equity (Deficit)	$64,052	$2,488,291

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

		2014
	2015	(Restated)

Revenues	$19,898	$100,534

Cost of Sales	—	174

Gross Profit	19,898	100,360

Operating Expenses:
Consulting	2,845,143	2,197,952
Officer Compensation	1,006,130	155,000
Professional Fees	177,509	201,595
Research and Development	151,773	—
General and Administration	79,033	54,012
Total Operating Expenses	4,259,588	2,608,559

Operating Loss	(4,239,690)	(2,508,199)

Other Expense
Interest Expense	(611,243)	(1,554,432)
Impairment loss on Available-for-Sale Securities	(3,939)	(96,042)
Impairment loss	—	(330,000)
Gain (Loss) on Derivative Adjustment	(1,146,684)	6,923,712
Total Other Expense	(1,761,866)	4,943,238

Net Income (Loss) before taxes	(6,001,556)	2,435,039

Income Tax Provision	—	—

Net Income (Loss)	$(6,001,556)	$2,435,039

Net Income (loss) per share- basic
and diluted	$(2.48)	$3.48

Weighted average common shares
outstanding- basic and diluted	2,415,839	698,854

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

									Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Subscription	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Payable	Income	Deficit	Total
Balance December 31, 2013	—	$—	$—	$—	36,025	$36	$2,843,255	$235,375	$(330,000)	$(23,385,790)	$(20,637,124)

Common stock issued for services	—	—			252,896	253	552,108				552,361

Preferred stock issued for services	10,000,000	10,000					3,390,000				3,400,000

Stock issued for the reduction of debt		—			1,099,863	1,100	879,016				880,116

Stock payable for the reduction of debt								21,230			21,230

Stock issuable for services								(220,000)			(220,000)

Impairment of assets									330,000		330,000

Derivative liability							14,062,384				14,062,384

Net income										2,435,039	2,435,039
Balance December 31, 2014 (Restated)	10,000,000	10,000			1,388,784	1,389	21,726,763	36,605	—	(20,950,751)	824,006

Common stock issued for cash					55,150	55	36,550	(36,605)			—

Conversion of preferred shares	(4,990,000)	(4,990)			499,000	499	202,441				197,950

Conversion of notes payable					2,227,744	2,228	686,055				688,283

Issuance of Series B preferred stock			1,000,000	1,000	—	—	580,000				581,000

Common stock issued for services	—	—			49,852	50	110,045				110,095

Derivative liability							1,283,536				1,283,536

Debt discount							268,611				268,611

Net loss										(6,001,556)	(6,001,556)

Balance December 31, 2015	5,010,000	$5,010	1,000,000	$1,000	4,220,560	$4,221	$24,894,001	$—	$—	$(26,952,307)	$(2,048,075)

The accompanying footnotes are an integral part of these financial statements.

MIND SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

		2014
	2015	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(6,001,556)	$2,435,039
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Stock issued for services	110,095	1,021,638
Derivative (gain) or loss adjustment and interest	1,101,173	(6,923,713)
Amortization on debt discounts	582,893	1,736,349
Original interest discount	268,611	57,139
Available-for-sale securities received for services revenues	—	(100,000)
Impairment loss on available-for-sale securities	3,938	96,042
Impairment loss		330,000
Compensation for fair market value of Series B preferred shares	581,000	—
Depreciation	769	2,577
Changes in Operating Assets and Liabilities
Increase in inventory	(56,919)	—
Increase in related party payable	362,406	—
Decrease in prepaid expense	2,368,357	326,438
Increase in accounts payable	49,023	(5,695)
Increase in accrued interest	11,505	65,087
Net Cash Used in Operating Activities	(618,705)	(959,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(2,936)
Net Cash Used in Investing Activities	—	(2,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	510,611	1,027,806
Net Cash Provided by Financing Activities	510,611	1,027,806

Net (Decrease) Increase in Cash	(108,094)	65,771
Cash at Beginning of Period	113,199	47,428
Cash at End of Period	$5,105	$113,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Shares issued as payment of note payable and accrued interest	$688,283	$905,270
Issuance of convertible note for consulting services	$—	$200,000

The accompanying notes are an integral part of these financial statements.

MIND SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements as of December 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

A. Cash and equivalents

The registrant considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents. The Company had no cash equivalents at December 31, 2015 and December 31, 2014.

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

C. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. For the years ended December 31, 2015 and 2014, advertising and marketing expense were $30,384 and $11,815, respectively.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

—	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

—	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

—	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

F. Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

G. Derivatives

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument.

The following table summarizes the derivative liability activity for the period December 31, 2013 through December 31, 2015:

Description	Derivative Liabilities
Fair value at December 31, 2013	$493,062
Change due to Issuances	1,755,967
Change due to Conversions/Redemptions	(1,412,706)
Change in Fair Value	(121,690)
Fair value at December 31, 2014	$714,633
Change due to Issuances	1,051,502
Change due to Conversion/Redemptions	(1,051,320)
Change in Fair Value	(110,713)
Fair value at December 31, 2015	$604,102

For the twelve month period ended December 31, 2014, net derivative income/(loss) was ($121,690). For the twelve month period ended December 31, 2015, net derivative income/(loss) was ($110,713).

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a multi-nomial lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The fair values including the embedded derivatives that were analyzed and incorporated into the model included the variable conversion feature with the full ratchet reset and dilutive reset, and the redemption options. The lattice methodology was used to value the embedded derivatives within the convertible note issued and converted/redeemed with the following assumptions.

Assumptions	December 31, 2014	December 31, 2015
Dividend yield	0.00%	0.00%
Risk-free rate for term	.04-.25%	0.01-0.47%
Volatility	173.9-275.1%	143.5-396.5%
Maturity dates	.22-.96 years	.04-1.0 years
Stock Price	0.0013	0.0011

H.   Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015, the Company had convertible debt to purchase common stock. The fair value of the warrants and the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one— Quoted market prices in active markets for identical assets or liabilities;

Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s derivative liability is measured at fair value on a recurring basis. The Company classifies the fair value of these convertible notes and warrants derivative liability under level three. The Company’s settlement payable is measured at fair value on a recurring basis based on the most recent settlement offer. The Company classifies the fair value of the settlement payable under level three. The Company’s rescission liability is measured at fair value on a recurring basis based on the most recent stock price. The Company classifies the fair value of the rescission liability under level one.

Based on ASC Topic 815 and related guidance, the Company concluded the common stock purchase warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2014 and 2015 on a recurring and non-recurring basis:

Description	Level I	Level II	Level III	Gains (Losses)
Derivatives	$—	$—	$714,633	$121,690
Fair Value at December 31, 2014	$—	$—	$714,633	$121,690

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level I	Level II	Level III	Gains (Losses)
Derivatives	$—	$—	$604,102	$110,153
Fair Value at December 31, 2015	$—	$—	$604,102	$110,153

Assumptions	December 31, 2015
Dividend yield	0.00%
Risk-free rate for term	0.01-0.47%
Volatility	143.5-396.5%
Maturity dates	.04-1.0 years
Stock Price	0.0013-0.0001

I. Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax-years subject to IRS examination include 2009 – 2014.

J. Loss per share

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

There are approximately potentially dilutive shares of common stock outstanding as of December 31, 2015, which are derived from the outstanding convertible promissory notes. The registrant also has 5,010,000 shares of Series A Preferred Stock issued and outstanding, each share of which can be converted into 100 shares of our common stock, therefore there are an additional 501,000,000 potentially dilutive shares of common stock.

K. Use of estimates

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

O. Recently Issued Accounting Standards

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued the new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance had minimal impact on our accounting and financial reporting, and we chose to early adopt on a retrospective basis in the fourth quarter of 2016.

In March 2016, the FASB issued an Accounting Standards Update to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We are currently evaluating the impact of this new standard on our financial reporting. These changes will be effective for our fiscal year beginning June 1, 2017 (fiscal 2018).

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

Note 3-Restatement- The Company has restated its 2014 financial statements for the following:

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

MIND SOLUTIONS, INC.
BALANCE SHEET

	December 31, 2014
	Originally
	Reported	Restated	Difference
Cash	$113,199	$113,199	$—
Prepaid expenses	46,020	2,368,357	2,322,337
Total Current Assets	159,219	2,481,556	2,322,337

Fixed Assets
Property and equipment, net	2,777	2,777	—
Total Fixed Assets	2,777	2,777	—

Other Assets
Available-for-sale securities	3,958	3,958	—
Total Other Assets	3,958	3,958	—

Total Assets	$165,954	$2,488,291	$2,322,337

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$389,165	$389,166	$1
Accounts payable to related parties	3,500	3,500
Accrued interest	342,647	342,647	—
Notes payable	145,000	145,000	—
Convertible notes payable, net of discounts	451,728	69,339	(382,389)
Derivative Liability	1,767,223	714,633	(1,052,590)
Total Liabilities	3,099,263	1,664,284	(1,434,978)

Stockholders' Equity:
Preferred stock, Series A, par value $0.001, 10,000,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000	—
Common stock, par value $0.0015,000,000,000 shares authorized, 1,388,783,762 shares issued and outstanding,	1,389	1,389	—
Additional paid in capital	18,336,763	21,726,763	3,390,000
Stock subscription payable	36,605	36,605	—
Accumulated Comprehensive Loss	(426,042)	—	426,042
Deficit accumulated	(20,892,024)	(20,950,751)	(58,727)
Total stockholders' equity (deficit)	(2,933,309)	824,006	3,757,315

Total Liabilities and Stockholders' Equity	$165,954	$2,488,291	$2,322,337

MIND SOLUTIONS, INC.

STATEMENT OF OPERATIONS

	December 31, 2014
	Originally
	Reported	Restated	Difference

Gross Profit	100,360	100,360	—

Operating Expenses:
Consulting	1,125,289	2,197,952	1,072,663
Officer Compensation	160,000	155,000	(5,000)
Professional Fees	201,595	201,595	—
General and Administration	54,013	54,012	(1)
Total Operating Expenses	1,540,897	2,608,559	1,067,662

Operating Loss	(1,440,537)	(2,508,199)	(1,067,662)

Other Expense
Interest Expense	(143,332)	(1,554,432)	(1,411,100)
Loss on Available-for-Sale Securities	(96,042)	(96,042)	—
Impairment loss	—	(330,000)	(330,000)
Gain (Loss) on Derivative Adjustment	4,077,634	6,923,712	2,846,078
Total Other Expense	3,838,260	4,943,238	1,104,978

Net Income (Loss)	2,397,723	2,435,039	37,316)

Net Income (Loss) Per Share	$3.43	$3.48	$(0.05)

MIND SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$2,493,765	$2,435,039	$(58,726)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for services	562,361	1,021,638	459,277
Derivative (gain) or loss adjustment and interest	(5,871,123)	(6,923,713)	(1,052,590)
Amortization of debt discounts	1,793,489	1,793,488	(1)
Original interest discount	57,139	—	(57,139)
Available-for-sale securities received for services revenues	100,000	(100,000)	(200,000)
Impairment loss on available-for-sale securities	—	96,042	96,042
Impairment loss		330,000	330,000
Compensation for fair market value of Series B preferred shares	—	—	—
Depreciation	2,577	2,577	—
Changes in Operating Assets and Liabilities
Increase in inventory	—	—	—
Increase in related party payable	—	—	—
Decrease in prepaid expense	—	326,438	326,438
Increase in accounts payable	80,499	(5,695)	(86,194)
Increase in accrued interest	—	65,087	65,087
Net Cash Used in Operating Activities	(781,293)	(959,099)	(177,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,936)	(2,936)	—
Net Cash (Used in) Provided by Investing Activities	(2,936)	(2,936)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	850,000	1,027,806	177,806
Net Cash Provided by Financing Activities	850,000	1,027,806	177,806

Net (Decrease) Increase in Cash	65,771	65,711	—
Cash at Beginning of Period	47,428	47,428	—
Cash at End of Period	$113,199	$113,199	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Shares issued as payment of note payable and accrued interest	$905,270	$905,270	$—
Issuance of convertible note for consulting services	$200,000	$200,000	$—

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

 As of December 31, 2015, the registrant had an accumulated deficit of $26,952,305. Also, during the year ended December 31, 2015, the registrant used net cash of $618,705 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the registrant is unable to continue as a going concern.

NOTE 5 – PREPAIDS

The prepaid assets recorded at December 31, 2015 and December 31, 2014 were the result of:

a.)	In the nine months ended September 30, 2015, the Company made prepayments totaling $69,292 in cash which consisted of $54,792 to a manufacturer overseas and $14,500 for consulting and legal services.

b.)	The registrant executing a six month consulting agreement on September 2, 2014, whereby the registrant issued 30,000,000 free trading S-8 shares to Noah Fouch to provide weekly marketing services through social media platforms. The 30,000,000 shares were valued at the closing price of $0.0016 on the date of the agreement which will result in the registrant recording consulting expense of $48,000 over the life of the contract.

c.)	The registrant executing a one year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to its CEO, Kerry Driscoll. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

d.)	The registrant executing a (1) year service agreement on September 12, 2014, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock to a former officer of the registrant. The 5,000,000 shares were valued at par $0.0034 which will result in the registrant recording officer compensation expense of $1,700,000 over the life of the contract.

As of December 31, 2015 and December 31, 2014, the registrant had a prepaid balance of $-0- and $2,414,376 which is derived from the uncompleted portion of the consulting agreements as well as prepayments for manufacturing costs and legal services.

NOTE 6– PROPERTY & EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31, 2015	December 31, 2014

Equipment	$85,467	$85,467
Furniture	4,186	4,186
Total	89,653	89,653
Less accumulated Depreciation	(87,645)	(86,876)
Property and equipment, net	$2,008	$2,777

Depreciation expense for the year ended December 31, 2015 and 2014 was $769 and $2,577.

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

In 2015 the Company issued 1,000,000 shares of preferred B stock to Mr. Driscoll. Each share of preferred B stock has 5,000 votes. These shares were valued at $581,000.

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

Free office space provided by chief executive officer

The registrant has been provided office space by its chief executive officer Kerry Driscoll at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements. These shares were valued at $581,000.

NOTE 8– AVAILABLE-FOR-SALE SECURITIES

On February 12, 2014, the registrant entered into a consulting agreement with Monster Arts, Inc. (“Monster”), whereby the registrant provided Monster with thought controlled software development services over a one year term. The registrant will be paid four quarterly payments of $50,000 in restricted common stock of Monster. As of December 31, 2015, the registrant had received two certificates of Monster’s stock totally 39,583,333 common shares worth approximately $100,000, based on the closing stock price at the date of receipt. The registrant revalued the 39,583,333 shares on September 30, 2015. For the year ended December 31, 2015 and 2014, the Company realized an impairment loss on available-for-sale securities of $3,938 and $96,042.

As of December 31, 2015 and December 31, 2014, the registrant had available for sale securities balance of $20 and $3,958.

NOTE 9– CONVERTIBLE NOTES PAYABLE

For the year ended December 31, 2015, the registrant entered into five convertible note agreements. As of December 31, 2015 and December 31, 2014, the registrant has $204,778 (net of debt discount of $132,351) and $69,339 (net of debt discount of $381,389) in outstanding convertible notes payable with five non-related entities.

The following table reflects the convertible notes payable, and the related debt discount and derivative liability that have been re-measured to fair value which are discussed later in this footnote, as of December 31, 2015:

						December 31, 2015
	Date	Maturity	Original	Interest	Conversion	Note	Unamortized	Derivative
	Issued	Date	Amount	Rate	feature	Balance	Discount	Liability
GEL Properties	8/28/14	8/28/15	25,000	10.0%	55% of 1 lows in 10 previous trading days	$500	$0	815
JSJ Investments	5/28/15	11/28/15	150,000	12.0%	52% of average 3 lows in previous 20 trading days	131,580	—	279,375
Iconic Holdings	11/4/14	11/4/15	35,750	10.0%	50% of 1 lows in 20 previous trading days	8,250	—	19,681

Iconic Holdings	2/5/15	2/5/16	55,000	10.0%	50% of 1 lows in previous 20 trading days	165	38	378
LG Capital Funding 11/6/15-11/6/16	3/11/15	2/10/16	31,500	10.0%	50% of 1 lows in previous 10 trading days	26,672 27,000	8,015 25,106	47,514 40,734
Iconic Holdings	3/30/15	3/30/16	82,500	10.0%	50% of 1 lows in previous 20 trading days	10,500	7,923	23,918
Iconic Holdings	3/30/15	3/31/16	17,500	10.0%	50% of 1 lows in previous 20 trading days	17,500 10,502	34,513	39,854

JSJ Investment	7/29/2015	1/29/2016	57,000	10.0%	50% of 1 lows in previous 20 trading days	57,000	29,467	101,023

JMJ Financial	9/9/2015	9/9/2016	31,111	10.0%	50% of 1 lows in previous 20 trading days	31,111 27,500	27,289	50,810
						337,778	$133,000	604,102

Conversion of convertible debt.

For the year ended December 31, 2015 the company converted $926,723 in debt into 2,172,626 shares of stock.

Derivative liability.

At December 31, 2015 and December 31, 2014, the Company had $604,102 and $714,633 in derivative liability. For the year ended December 31, 2015, the Company reduced its derivative liability by $110,531.

We calculate the derivative liability using the multinominal lattice model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative.

	December 31, 2015	December 31, 2014
Annual dividend yield	0	0
Expected life (years)	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	510.0%	508.1%

NOTE 10 – NOTES PAYABLE

The total amount due on notes payable and related interest and penalty is as follows:

	December 31, 2015	December 31, 2014

Notes Payable	$145,000	$145,000

Total	$145,000	$145,000

The Company has outstanding notes due to a former director in the aggregate amount of $145,000. The notes are unsecured and accrue interest and penalty of 15% inasmuch as they are past due. The former director elected not to participate with the holders of other promissory notes, including our then executive officers, in the exchange of those notes for equity which occurred during January 2009. At December 31, 2015, and December 31, 2014, total accrued interest and penalty pertaining to the outstanding $145,000 in notes payable is $309,028 and $280,024.

NOTE 11– STOCKHOLDERS’ EQUITY

Reverse Stock Split

In February of 2016 the Company effectuated a 1000 to 1 reverse stock split. The financials have been adjusted for all periods presented to reflect this change.

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

Issued Preferred Stock

On September 12, 2014, the registrant issued 5,000,000 Preferred A Shares to its chief executive officer, Kerry Driscoll, for one year of services to be rendered to the registrant. The 5,000,000 shares were valued at market value of .0034 on the date of issuance, which resulted in the registrant recording officer compensation of $1,700,000 over the life of the contract.

The registrant executed a service agreement on September 12, 2014, with Brent Fouch, a former officer, whereby the registrant issued 5,000,000 shares of Series A Preferred Stock for one year services to facilitate the development of BCI software compatibility with the registrant’s micro BCI headset. The 5,000,000 preferred shares were valued at market value of .0034 on the date of issuance, which resulted in the registrant recording a consulting expense of $1,700,000 over the life of the contract.

During the year ended December 31, 2015, a preferred stockholder converted 2,990,000 preferred shares into 299,000,000 shares of common stock.

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

For the year ended December 31, 2015 the Company issued 2,831,776 shares of common stock, post split,

Stock Payable

During the year ended December 31, 2015 the registrant issued 55,150 shares of common stock pursuant to two conversion notices executed in December of 2014 totaling $36,605 leaving a stock payable balance of $0.

NOTE 12– COMMITMENTS AND CONTINGENCIES

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

On June 18, 2009, the defendants removed the lawsuit from Palm Beach Circuit Court (State) to the United States District Court for the Southern District of Florida (Federal). Thereafter, the defendants sought to have the case to the United States District Court in New York. On October 27, 2009, the judge denied the defendant’s Motion to Transfer. On October 28, 2009 the defendants filed their Answer and Defenses to the Complaint. The defendants did not file a counterclaim at that time. On November 12, 2009, the Court entered a Scheduling Order and a Notice of Trial for December 2009. On December 4, 2009, the Court selected a mediator. In February 2010, the defendants changed law firms and sought leave from the Court to file a counterclaim. At that time, the defendants also served discovery in the form of interrogatories, request for production and request for admission. The defendant’s counterclaim was filed on February 17, 2010, and we filed our Answer on March 13, 2010. Over the course of the next several months we responded to the discovery requests.

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

NOTE 13 - INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2015	2014
Current tax provision:
Federal	$—	$—
State	—	—

Deferred tax provision (benefit):
Federal	(449,945)	(657,133)
State	85,982	(125,010)
Change in valuation allowance	(498,983)	(727,291)

Total provision for income tax	$—	$—

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company's deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three year period. In 2015 and 2014 the Company's tax losses were reduced by stock for services expense. There were no depreciation differences.

At December 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $4,431,887 and $3,108,519 respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $1,667,719 and $1,697,020 as of December 31,2015 and 2014, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management's analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2015 and 2014 was approximately $497,983 and $527,284 respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2015 and, 2014 is as follows:

	2015	2014
Expected tax at 34%	$(2,040,529)	$795,259
Effect of Non Temporary Differences	553,027	(1,397,540)
Effect of State Taxes	(85,595)	(125,010)
Change in valuation allowance	497,983	727,291
Provision for income taxes	$—	$—

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. Our tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure

NOTE 14 – SUBSEQUENT EVENTS

On May 31, 2016, we entered into an agreement with GELI Holdings, Inc., (hereinafter "GELI"), and Brent Fouch and Kerry Driscoll (collectively "Sellers") wherein Sellers conveyed certain shares of our common and preferred stock to GELI and/or its designees in consideration of $50,000.  The foregoing agreement contained additional covenants and warranties by the parties thereto to perform certain acts, including but not limited to causing us to become current in our reporting with the SEC.  Further GELI acquired two promissory notes from Sellers.  After completion of the foregoing, GELI would own voting control of us.

